Form 10-K
period 2006-12-31
First California Financial Group, Inc.
filed 2007-04-02
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1880 Century Park East, Suite 800 Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 277-2265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock, held by non-affiliates of the registrant as of June 30, 2006, was $0 (at such time, the registrant was a wholly-owned subsidiary of National Mercantile Bancorp the common stock of which was registered under Section 12(b) of the Exchange Act). For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Common Stock — As of March 28, 2007, there were approximately 11,545,601 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be distributed in connection with the 2007 Annual Meeting of Stockholders — Incorporated into Part III

INDEX

Explanatory Note

First California Financial Group, Inc., or First California or the Company, was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of facilitating the mergers of National Mercantile and FCB Bancorp, a California corporation, or FCB. On March 12, 2007, National Mercantile merged with and into First California. Immediately thereafter, the parties completed the previously announced merger of FCB with and into First California. In this document, we refer to the merger of National Mercantile into First California as the Reincorporation Merger and we refer to the merger of FCB into First California as the FCB Merger. Together, we refer to these transactions as the Mergers. As a result of the Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB.

Since our inception and until the completion of the Mergers on March 12, 2007, our activities were limited to our organization, the preparation of a registration statement on Form S-4, or the Registration Statement, and other matters related to the Mergers. Throughout fiscal year 2006, we were a “business combination shell company” conducting no business operations or owning or leasing any real estate or other property. We are filing this Annual Report on Form 10-K with respect to the period from June 7, 2006 (inception) to December 31, 2006 because the Mergers were not completed until after December 31, 2006, and our common stock, par value $0.01 per share, was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to March 31, 2007.

Additionally, pursuant to Sections 12 and 13 of the Exchange Act and related regulations of the Securities and Exchange Commission, or SEC, including Rule 12g-3, First California is also filing an Annual Report on Form 10-KSB on behalf of National Mercantile for the fiscal year ended December 31, 2006. Because the FCB Merger was not completed prior to December 31, 2006 and pursuant to Section 15(d) of the Exchange Act and related regulations of the SEC, we are filing an Annual Report on Form 10-K on behalf of FCB for the fiscal year ended December 31, 2006. You should review such Annual Reports for additional information related to National Mercantile and FCB and their historical operations, financial condition and results of operations. Future periodic and other reports with respect to First California, including as successor to the businesses of each of FCB and National Mercantile, will be filed by First California (Commission File No. 000-52498).

PART I

Item 1.	Business

Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its consolidated subsidiaries after the Mergers and National Mercantile and FCB and their respective consolidated subsidiaries before the Mergers.

Historically, National Mercantile and FCB have been bank holding companies whose principal assets were the capital stock of their bank subsidiaries: Mercantile National Bank, or Mercantile, South Bay Bank, N.A., or South Bay, and First California Bank. The subsidiaries of National Mercantile are also referred to herein as the National Mercantile Banks and the subsidiaries of First California following the Mergers are also referred to herein as the Banks.

The National Mercantile Banks

The business strategy of the National Mercantile Banks has been to attract individual and small- to mid-sized business borrowers in specific market niches located in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The lending products of the National Mercantile Banks include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the National Mercantile Banks have provided a wide array of deposit and investment products that are also designed to meet specific customer needs.

The National Mercantile Banks operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino and El Segundo and a loan production office in Beverly Hills. Additionally, South Bay targets Orange County businesses through a loan production office in Costa Mesa, California.

The National Mercantile Banks’ targeted market niches for businesses include the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers, public works contractors and community-based nonprofit organizations. Entertainment industry clients include television, music and film production companies, talent agencies, individual performers, directors and producers (whom the National Mercantile Banks attract by establishing relationships with business management firms) and others affiliated with the entertainment industry. Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

The National Mercantile Banks also engage in real estate and construction lending. Their real estate loans are for the purchase or finance of principally smaller commercial properties, including owner-occupied business facilities and retail properties, and to a lesser extent multi-family and single family residential properties. The National Mercantile Banks make construction loans for small commercial, multi-family and single residential properties, including tract developments and luxury homes for resale.

In order to grow and expand their array of products and services, the National Mercantile Banks have from time to time opened de novo branch banking offices or acquired other financial service-related companies including “in-market” acquisitions with banks of similar size and market presence.

The National Mercantile Banks believe that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. They also believe that they better able to build successful client relationships as the holding company provides cost effective administrative support services while promoting bank autonomy and flexibility in serving client needs.

To implement this philosophy, National Mercantile historically operated each of the National Mercantile Banks by retaining their independent names. Each bank subsidiary has established strong client followings in its market areas through attention to client service and an understanding of client needs. Having completed the Mergers, First California expects to combine the operations of Mercantile, South Bay and First California Bank, the bank subsidiaries of First California, although certain branches may continue to be operated under the South Bay name.

The primary focus for each National Mercantile Banks’ relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities or industry niche in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the National Mercantile Banks. Client service decisions and day-to-day operations are maintained at the National Mercantile Banks.

First California Bank

First California Bank is a full-service commercial bank headquartered in Camarillo, California. First California is chartered under the laws of the State of California and is subject to supervision by the California

Commissioner of Financial Institutions. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

First California Bank opened for business in 1979 under the name “Camarillo Community Bank” with one branch office located in Camarillo. First California Bank provides a broad range of banking products and services, including credit, cash management and deposit services through eight full service banking offices which are located in Anaheim Hills, Camarillo, Irvine, Oxnard, Simi Valley, Thousand Oaks, Ventura and Westlake Village. In October 2001, Camarillo Community Bank changed its name to “First California Bank” in order to reflect its growth beyond its initial primary market of Camarillo.

On December 5, 2005, First California Bank acquired essentially all of the assets and liabilities of South Coast Commercial Bank, including all current loan and deposit accounts. The purchase and assumption transaction closed immediately prior to the sale of South Coast Commercial Bank to Woori America Bank, a New York banking corporation.

First California Bank’s goal is to offer its customers a consistently high level of individualized personal service. Its strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. First California Bank provides convenience through eight banking offices with ATM access, 24 hour telephone access to account information, on-line banking and courier service. The diversity of its delivery systems enables customers to choose the method of banking, which is most convenient for them. First California Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

First California Bank offers a wide range of commercial and consumer banking services primarily within the general area commonly known as the “101” corridor stretching from the City of Ventura to Calabasas, California. First California Bank’s other markets include the Moorpark-Simi Valley corridor, the western San Fernando Valley, and Orange County. First California Bank’s officers have many years of experience in dealing with the businesses and professional service providers in its market area. This area has significant diversification and geographic concentration of the desired businesses with annual sales of up to $20 million and real estate development industries that it targets.

Corporate History

First California was incorporated under the laws of the State of Delaware on June 7, 2006 and maintains its principal executive offices at 1880 Century Park East, Suite 800, Los Angeles, California 90067. The Company was formed as a wholly-owned subsidiary of National Mercantile for the purposes of facilitating the merger of National Mercantile and FCB.

In March 2007, National Mercantile merged with and into First California. Immediately thereafter, FCB merged with and into First California. As a result of these Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB.

Competition

The banking and financial services industry in California generally, and in the Banks’ market areas specifically, is highly competitive. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks’ primary service area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area. The Banks compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than us. Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode. In addition, many of the major commercial banks operating in the Banks’ primary service area offer services, such as trust services, which are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

To compete with other financial institutions in the Banks’ primary service area, the Banks rely principally upon personal contact by their officers, directors and employees and providing, through third parties, specialized services such as messenger, accounting and other related services. For clients whose loan demands exceed applicable legal lending limits, the Banks arrange for such loans on a participation basis with other banks. The Banks also assist clients requiring other services not offered by them in obtaining such services from other providers.

Economic Conditions and Government Policies

Our profitability, like most financial institutions, has been primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans and investment securities, comprise the major portion of earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have cannot be predicted.

The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”), influence our business. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot fully predict the nature and impact on us of any future changes in monetary and fiscal policies.

Supervision and Regulation

General

Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy; they were not adopted for the benefit of shareholders of the Company or its successors. As a result, the financial condition and results of operations of regulated entities and their ability to grow and engage in various business activities can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

Further, these laws, regulations and policies are reviewed often by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities, require additional capital, or materially adversely affect competition between banks and other financial intermediaries. While it can be predicted that significant changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

Set forth below is a summary description of certain of the material laws and regulations that relate to our operations and those of the Banks. The description does not purport to be a complete description of these laws and regulations and is qualified in its entirety by reference to the applicable laws and regulations.

First California

As a registered bank holding company, First California and its subsidiaries are subject to the Federal Reserve’s supervision, regulation and examination under the Bank Holding Company Act.

First California is required to obtain the Federal Reserve’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. Further, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

The Banks

Mercantile and South Bay are both national banks and members of the Federal Reserve System. These banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”) and are also subject to regulations of the FDIC and the Federal Reserve. These banks are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered. First California Bank is a California state chartered bank which is not a member of the Federal Reserve System, and is subject to regulation, supervision and regular examination by the Department of Financial Institutions, or DFI, and the FDIC. Various consumer laws and regulations also affect the Banks’ operations. These laws primarily protect depositors and other customers of the Banks, rather than First California or its shareholders.

The OCC, the Federal Reserve, the DFI and the FDIC have various remedies if they should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation. These remedies include as applicable the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance.

FDIC

The Banks are subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act because their deposit accounts are insured by the FDIC.

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as under prompt corrective action rules, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices. The FDIC’s authority to terminate deposit insurance is not limited to cases of capital inadequacy, financial weakness rendering an institution unable to continue operations, violations of any applicable law or regulation or violation of any order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution’s primary federal regulatory authority) in cases, among others, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

Dividends and Capital Distributions

Dividends and capital distributions from the Banks constitute the principal source of cash to First California. The Banks are subject to various federal or state statutory and regulatory restrictions on their ability to pay dividends and capital distributions to their shareholder.

OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock. A national bank may not pay any dividend that exceeds its retained net earnings, as defined by the OCC. The OCC and the Federal Reserve have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base and other factors.

National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank’s financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances, and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Banks’ ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines. First California Bank’s ability to pay cash dividends is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the retained earnings of First California Bank, (ii) the net income of First California Bank for its last fiscal year or (iii) the net income of First California Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit state banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Banks may from time to time be permitted to make capital distributions to their shareholder with the consent of the relevant regulatory authority. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

Transactions with Affiliates

The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, their holding company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of their holding company or other affiliates. Such restrictions prevent their holding company and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in their holding company or to or in any other affiliate are limited, individually, to 10% of the respective Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the respective Bank’s capital and surplus (as defined by federal regulations).

Capital Adequacy Requirements

The Federal Reserve, FDIC and OCC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and depository institutions. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for assets considered risk-free (e.g., cash) to 100% for assets considered relatively high-risk (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock and minority interests in the equity, less goodwill, intangible assets and certain other items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance.

The minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted total assets) is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum.

These risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005, or BIS II. BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

First California is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Prompt Corrective Action Rules

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The OCC and FDIC have adopted regulations establishing capital categories as well as prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank may be reclassified to the next level below that determined by its regulatory capital if the applicable federal regulator finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

The applicable federal regulator may subject banks which are not at least “adequately capitalized” to a broad range of restrictions and regulatory requirements. An undercapitalized bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution. Undercapitalized banks are subject to increased monitoring by the applicable federal regulator, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the applicable federal regulator a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

If any one or more of a bank’s ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the OCC and the FDIC agree otherwise.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Cross Guarantees

The Banks are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess commonly controlled depository institutions for the estimated losses suffered by the FDIC. Such a liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on First California as the common parent. While the FDIC’s cross-guaranty claim is generally junior to the claim of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Community Reinvestment Act and Fair Lending

The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The CRA requires the Banks to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The Banks’ compliance with the CRA is reviewed and evaluated by the OCC or FDIC (in the case of First California Bank), and such regulator assigns the applicable Bank a publicly available CRA rating at the conclusion of the examination.

The CRA regulations emphasize measurements of performance in the area of lending (specifically, a bank’s home mortgage, small business, small farm and community development loans), investment (a bank’s community development investments) and service (a bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of a bank’s community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

Further, the federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. An assessment of CRA compliance is required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for denial of such an application, or approval may be conditioned upon improvement of the applicant’s CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application. The federal banking agencies have established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”. Each of the Banks received a “satisfactory” rating in its most recent exam.

USA Patriot Act of 2001

The USA Patriot Act of 2001, or the Patriot Act, is intended to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Employees

At December 31, 2006, we had only two employees, both of whom were also employees of National Mercantile.

Available Information

Subsequent to the effective date of the Mergers, we are a reporting company and will file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. The public may read and copy any materials First California files with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of First California’s filings on the SEC site. These documents may also be obtained from our website at www.fcalgroup.com or in print upon request by our stockholders to: Investor Relations Department, 1100 Paseo Camarillo, Camarillo, California 93010, telephone number (805) 484-0534.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document).

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is available on our website at www.fcalgroup.com and also upon request, at no charge. Requests for copies should be directed to: Investor Relations Department, 1100 Paseo Camarillo, Camarillo, California 93010, telephone number (805) 484-0534.

Item 1A.	Risk Factors

Ownership of our common stock involves risks. You should carefully consider the risks described below in addition to the other information set forth herein. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its subsidiaries after the Mergers and, prior to the Mergers, National Mercantile and FCB and their respective subsidiaries.

RISKS RELATED TO THE BANKING BUSINESS

Our growth presents certain risks, including a decline in credit quality or capital adequacy.

The asset growth of recent years experienced by National Mercantile and FCB may continue at First California following the Mergers, even if not at the same percentage rate experienced in recent years. Such growth presents certain risks. While we believe we have maintained good credit quality notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for customers of First California following the Mergers. As a result of the Mergers and the corresponding growth, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

If borrowers and guarantors fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk for First California arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. First California has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, First California maintains an allowance for loan losses to provide for actual loan losses. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in its current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

The banking business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We may not be able to minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our combined banking operations primarily in Ventura, Los Angeles and Orange Counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. First California faces competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalizations and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we have and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. First California faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or Noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of California and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

A significant portion of First California’s loan portfolio will consist of construction loans as a result of the Reincorporation Merger with National Mercantile and the Primary Merger with FCB, which have greater risks than loans secured by completed real properties.

Prior to the Mergers, National Mercantile had outstanding construction and land development loans in the amount of $83.3 million, representing 23% of its loan portfolio. In addition, FCB Bancorp had outstanding construction and land development loans in the amount of $48.3 million, representing 13% of its loan portfolio. First California assumed the loan portfolios of National Mercantile and FCB as a result of the Mergers. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business following the Mergers because a significant portion (approximately 46% for National Mercantile and 83% for FCB Bancorp as of December 31, 2006) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Substantially all real property collateral for both companies is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

RISKS RELATED TO OUR COMMON STOCK

If First California is unable to integrate the operations of National Mercantile and FCB Bancorp successfully, its business and earnings may be negatively affected.

The Mergers involve the integration of companies that have previously operated independently. Successful integration of National Mercantile’s and FCB Bancorp’s operations will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the operations of the two companies without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in annual cost savings. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the Mergers, and this may hurt our business and earnings. In addition, First

California may experience greater than expected costs or difficulties relating to the integration of the businesses of the two companies, and/or may not realize expected cost savings from the Mergers within the expected time frame.

Certain preferences and rights of preferred stockholders of First California may negatively affect the rights of holders of First California common stock.

First California’s certificate of incorporation authorizes its board of directors to issue up to 2,500,000 shares of preferred stock and to determine the rights, preferences, powers and restrictions granted or imposed upon any series of preferred stock without prior shareholder approval. The preferred stock that may be authorized could have preference over holders of First California common stock with respect to dividends and other distributions upon the liquidation or dissolution of First California. If First California’s board of directors authorizes the issuance of additional series of preferred shares having a voting preference over common stock, such issuances may inhibit or delay the approval of measures supported by holders of common stock that require shareholder approval and consequently may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Accordingly, such issuance could substantially impede the ability of public stockholders to benefit from a change in control or change of our management and board of directors and, as a result, may adversely affect the market price of our common stock and the stockholders’ ability to realize any potential change of control premium.

Currently, in the event of a voluntary or involuntary liquidation or dissolution, holders of series A convertible perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an amount equal to 8.5% per annum of the $1,000, which is deemed to have commenced accrual on December 10, 2001. This amount is payable out of the assets of First California before any distribution to holders of common stock. If the number of preferred shares having a similar liquidation preference increases, the chance that holders of common stock may receive a smaller distribution upon liquidation or dissolution may be higher.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Executive Vice President and Chief Financial Officer, Romolo C. Santarosa, our Executive Vice President and Chief Credit Officer, Robert W. Bartlett, our Executive Vice President and Chief Strategy Officer, David R. Brown, and our Executive Vice President and Head of Commercial Banking, Thomas Anthony, and a number of other key management personnel. The loss of any of their services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

We expect only a limited trading market for our common stock, which could lead to significant price volatility.

We expect the trading volumes of the common stock of First California to be modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to significant price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, it is possible that such a market may not continue or that shareholders may not be able to sell their shares.

A holder with as little as a 5% interest in First California could, under certain circumstances, be subject to regulation as a “Bank Holding Company.”

Any entity (including a “group” composed of natural persons) owning 25% or more of the outstanding First California common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over First

California, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended, or the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of the outstanding First California common stock and (ii) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act to acquire or retain 10% or more of the outstanding First California common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in First California. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of the record date, individuals who are executive officers and members of the board of directors of First California are expected to beneficially own or control approximately 15% of First California common stock (which does not include shares issuable upon the exercise of stock options as of the record date). In addition, as of the record date, members of the Birchfield family and Pohlad family are expected to beneficially own approximately 17% and 25% of First California outstanding common stock, respectively. This substantial ownership of our common stock would enable the Birchfield and Pohlad families to significantly influence the election of our directors, with respect to which there is cumulative voting, and other corporate matters and transactions that require stockholder approval.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. Furthermore, the registration of any significant amount of additional shares of our common stock may have the immediate effect of increasing the public float of our common stock, and, in addition, a group of our large stockholders can also demand that we register their shares under certain circumstances. Any such increase in the number of our publicly registered shares may cause the market price of our common stock to decline or fluctuate significantly.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have never paid a cash dividend on our common stock and we do not expect to pay a cash dividend in the foreseeable future. Rather, we intend to retain earnings and increase capital in furtherance of our overall business objectives. We will periodically review our dividend policy in view of the operating performance of the company, and may declare dividends in the future if such payments are deemed appropriate.

In addition, our ability to pay any dividends to our stockholders is subject to the restrictions set forth under Delaware law. Our ability to pay dividends to our stockholders is also restricted in specified circumstances under indentures governing the trust preferred securities we have issued, and we may issue additional securities with similar restrictions in the future. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” in Part II of this Annual Report for more information on these restrictions. We cannot assure you that we will meet the criteria specified under Delaware law or under these agreements in the future, in which case we may not be able to pay dividends on our common stock even if we were to choose to do so.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Prior to the Mergers, we did not own or lease any interests in real property. In connection with the Mergers, we succeeded to the interests in real property of National Mercantile, FCB and their subsidiaries.

Prior to the Mergers, National Mercantile leased approximately 13,880 square feet in an office building at 1880 Century Park East, Los Angeles, California, which served as its administrative headquarters. The rent for the period January 2004 to April 2014 is $2.43 per square foot or $33,785 per month, subject to an annual CPI adjustment and for changes in property taxes and operating costs. First California assumed the lease, which now serves as its administrative headquarters.

Mercantile Bank’s principal banking office is located in 1,800 square feet in an office building at 1880 Century Park East, Los Angeles, California. The effective rent is $3.28 per square foot or $5,895 per month. The lease expires in June 2014.

Mercantile Bank leases approximately 1,650 square feet in an office building in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley. The effective rent is $2.83 per square foot or $4,687 per month. The lease expires in June 2008. Additionally, Mercantile Bank leases 2,559 square feet in an office building in Beverly Hills as a loan production office, primarily for the entertainment industry. The effective rent is $3.21 per square foot, or $8,226 per month and the lease expires June 2009.

South Bay Bank owns a two-story stand-alone office building at 2200 Sepulveda Boulevard, Torrance, California, which serves as its principal banking office. South Bay Bank also leases approximately 3,100 square foot in an office building in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area. The effective rent is $1.85 per month and the lease expires in January 2011. Additionally, South Bay Bank leases 1,555 square feet in an office building in Costa Mesa, California as a loan production office in Orange County. The office has been designed to serve as a full service branch banking office in the future. The effective rent is $1.94 per square foot, or $3,032 per month. The lease expires February 2009.

First California Bank owns its executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space and adequate parking facilities.

First California Bank also leases approximately 5,931 square feet of space for its administrative functions located at 730 Paseo Camarillo, Camarillo, California. The lease is with an unaffiliated third party. The lease term is for 5 years and commenced on August 1, 2004. The monthly base rent for the premises is $7,689 for 2007.

First California Bank owns its main branch located at 1150 Paseo Camarillo, Camarillo, California. The building has approximately 9,032 square feet of space and adequate parking facilities.

First California Bank also leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term is for 5 years and commenced on September 1, 2004, with one 5-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises is $6,800 for 2007.

First California Bank also leases approximately 1,672 usable square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The premises is located on the first floor. The lease term is for 5 years and commenced on April 1, 2000, with one 5-year renewal option. The lease is with an unaffiliated third party. First California Bank exercised its option and the monthly base rent for the premises is $3,496 for 2007.

First California Bank also leases approximately 2,373 square feet of space for its Ventura Branch Office located at 1794 S. Victoria, Suite B, Ventura, California. The premises is located on the first floor. The lease term is for 10 years and commenced on August 26, 2002, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $7,473 for 2007.

First California Bank also leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term is for 10 years and commenced on October 15, 2003, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $14,236 for 2007.

First California Bank also leases approximately 5,000 square feet of space for its ground lease located at Simi Valley Towne Center, Simi Valley, California. The lease term is for 20 years. Estimated occupancy will commence on January 2006, with six 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $10,417 for 2007.

First California Bank also leases approximately 3,478 square feet of space for its Sherman Oaks Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The lease term is for five years and commenced on March 1, 2006. The lease is with an unaffiliated third party. The monthly base rent for the premises was $7,304 for 2007.

First California Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space and adequate parking facilities.

First California Bank also leases approximately 1,585 square feet of space for its Torrance Loan Production Office located at Park Del Amo, 2377 Crenshaw Boulevard, Suite 130, Torrance, California. The lease term is for five years and commenced on April 1, 2003, with one 3-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises was $2,695 for 2007.

First California Bank also leases approximately 1,491 square feet of space for its Anaheim Hills Branch Office located at 168 S. Fairmont Boulevard, Suite O, Anaheim Hills, California. The lease term commenced on March 7, 1995, and First California Bank exercised its option to renew for two year, commencing on July 16, 2006 through July 15, 2008. The monthly base rent for the premises is $3,223 during the one-year lease option to renew period.

First California believes that our premises will be adequate for present and anticipated needs. We also believe that we have adequate insurance to cover our premises.

Item 3.	Legal Proceedings

The nature of our business, as successor to National Mercantile and FCB, causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

Prior to the Mergers, including the entirety of the period from First California’s incorporation through December 31, 2006, First California’s sole stockholder was National Mercantile. There was no submission of matters to a vote of National Mercantile as sole stockholder during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Mergers, First California was a wholly-owned subsidiary of National Mercantile. All outstanding stock of First California was held by National Mercantile. Accordingly, there was no public market for the common stock of First California. As a result of the Mergers, National Mercantile has ceased to exist, and common stock of First California was issued in exchange for the outstanding common stock of National Mercantile and FCB. The common stock of First California began trading on the Nasdaq Global Market under the symbol “FCAL” on March 13, 2007.

Pursuant to Rule 12g-3(g) under the Exchange Act, we are filing an Annual Report on Form 10-KSB for the year ended December 31, 2006 with respect to our predecessor, National Mercantile (Commission File No. 000-13015). We are additionally filing an Annual Report on Form 10-K for the year ended December 31, 2006 with respect to FCB. Information required by Item 201 of Regulation S-B regarding the market for National Mercantile’s common equity and by Item 201 of Regulation S-K regarding the market for FCB’s common equity prior to the Mergers is included in those respective Annual Reports.

At March 28, 2007, First California had 422 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

Dividends

Prior to the Mergers, First California was a “business combination shell company,” conducting no operations or owning or leasing any real estate or other property. Accordingly, First California did not pay any dividends to its sole stockholder, National Mercantile, prior to the Mergers, nor has First California paid any dividends to its stockholders since the completion of the Mergers. Our stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated deferred interest debentures.

Securities Authorized for Issuance Under Equity Compensation Plans.

First California did not have any equity compensation plans prior to the completion of the Mergers. Information required by Item 201 with respect to outstanding awards under all equity compensation plans of National Mercantile and FCB as of December 31, 2006 are included in the Annual Report on Form 10-KSB with respect to National Mercantile and the Annual Report on Form 10-K with respect to FCB being filed by First California.

Item 6.	Selected Financial Data

The following table sets forth certain of our financial and statistical information for the fiscal year ended December 31, 2006. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

For Fiscal Year Ended December 31, 2006
Net Operating Revenues	$0
Income (loss) from Continuing Operations	0
Income (loss) from Continuing Operations Per Share	0
Total Assets	1,000
Long-Term Obligations and Redeemable Preferred Stock	0
Total Shareholders’ Equity	1,000
Cash Dividends Declared Per Share	0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since our inception in June 2006 and until the completion of the Mergers on March 12, 2007, our activities were limited to our organization, the preparation of a registration statement on Form S-4, or the Registration Statement, and other matters related to the Mergers. Throughout fiscal year 2006, we were a “business combination shell company” conducting no business operations or owning or leasing any real estate or other property. Accordingly, our only assets prior to the Mergers arose from the issuance of 1,000 shares of our common stock to National Mercantile, our sole stockholder prior to the Mergers, upon our inception. We did not have any costs or liabilities arising out of our organizational activities prior to the Mergers.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Throughout the 2006 fiscal year and until the completion of the Mergers on March 12, 2006, First California did not conduct any business or operations other than preparations for the Mergers. Accordingly, no disclosure is required by Item 305 of Regulation S-K with respect to First California.

Item 8.	Financial Statements and Supplementary Data

Contents:

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of First California Financial Group, Inc.:

We have audited the accompanying balance sheet of First California Financial Group, Inc. (the Company), a wholly-owned subsidiary of National Mercantile Bancorp, as of December 31, 2006 and the related statements of changes in shareholder’s equity and cash flows for the period from June 7, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First California Financial Group, Inc. as of December 31, 2006, and its cash flows for the period from June 7, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    MOSS ADAMS LLP

Los Angeles, California

March 30, 2007

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(A Wholly-owned Subsidiary of National Mercantile Bancorp)

Balance sheet

December 31, 2006
ASSETS

Cash and due from bank	$1,000

Total assets	$1,000

LIABILITIES AND SHAREHOLDER’S EQUITY

Total liabilities	$—

Shareholder’s equity:

Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2006	10

Additional paid in capital	990

Total shareholder’s equity	1,000

Total liabilities and shareholders’ equity	$1,000

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(A Wholly-owned Subsidiary of National Mercantile Bancorp)

Statement of changes in shareholder’s equity

For the period from June 7, 2006 (inception) to December 31, 2006

Common stock

Common stock, inception at June 7, 2006	$—

Issuance of common stock	10

Common stock, December 31, 2006	$10

Additional paid in capital

Additional paid in capital, inception at June 7, 2006	$—

Additional paid in capital from issuance of common stock	990

Additional paid in capital, December 31, 2006	$990

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(A Wholly-owned Subsidiary of National Mercantile Bancorp)

Statement of cash flows

For the period from June 7, 2006 (inception) to December 31, 2006

Cash flows from financing activities

Proceeds from issuance of common stock	$1,000

Net cash from financing activities	1,000

Net increase in cash and due from bank	1,000

Cash and due from bank, inception at June 7, 2006	—

Cash and due from bank, December 31, 2006	$1,000

Supplemental cash flow information:

Cash paid for interest	$—

Cash paid for income taxes	$—

See accompanying notes.

Notes to Financial Statements

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

First California Financial Group, Inc., or First California or the Company, was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB. For the period from June 7, 2006 (inception) through December 31, 2006, the activities of First California were limited to its organization, the preparation of a registration statement and other matters related to the merger with National Mercantile and acquisition of FCB. At December 31, 2006, the Company was a “business combination shell company” and conducted no business operations and did not own or lease any real estate or other property.

On June 15, 2006, First California, FCB and National Mercantile entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of National Mercantile with and into the newly formed holding company First California and the conversion of each share of National Mercantile common stock into the right to receive one share of First California common stock and the conversion of each share of FCB common stock into the right to receive 1.7904 shares of First California common stock. In addition, the Merger Agreement provided for the conversion of each share of National Mercantile series B convertible perpetual preferred stock into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition were approved by both parties’ shareholders and regulators.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the Merger Agreement as described above. Concurrently with the merger and acquisition, the number of common shares authorized of First California was increased to 25,000,000 shares and First California authorized the issuance of 2,500,000 shares of Preferred Stock of which 1,000 shares were designated as series A convertible perpetual preferred stock. In addition, each share of National Mercantile series B convertible perpetual preferred stock was exchanged for one share of series A convertible perpetual preferred stock of First California. As a result of these transactions, First California issued an aggregate of approximately 12.3 million shares of First California Common Stock to former National Mercantile and FCB shareholders and 1,000 shares of First California Preferred Stock to former shareholders of National Mercantile series B convertible preferred stock. First California will pay cash in lieu of fractional shares of First California Common Stock issued in connection with the acquisition FCB. The consideration paid for the acquisition of FCB was approximately $86.6 million, which included 5.9 million shares of our common stock worth $83.0 million, $1.4 million of converted FCB stock-based awards and $2.2 million of other costs. The acquisition of FCB will be accounted for as a purchase; accordingly, the results of operations from the acquisition will be included in the financial statements of the Company from the date of acquisition forward.

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. Mercantile and South Bay operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino, and El Segundo and loan production offices in Beverly Hills and Costa Mesa, California. The business strategy of Mercantile and South Bay is to attract individual and small- to mid-sized business borrowers in specific market niches located in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets included the capital stock of First California Bank. First California Bank provides a broad range of banking products and services, including credit, cash management and deposit services through eight full service banking offices located in Agoura Hills, Camarillo, Irvine, Oxnard, Simi Valley, Thousand Oaks, Ventura and Westlake Village, California. The lending strategy of First California Bank consists of business loans, represented by commercial real estate loans, commercial loans and construction loans, and consumer loans which includes home mortgages and home equity loans and lines of credit secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. As contemplated by the Merger Agreement, First California intends to combine the businesses of the three subsidiary banks under one California state banking charter.

Cash and Due From Bank

Cash and due from bank includes cash and cash equivalents and was primarily comprised of amounts due from bank at December 31, 2006.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by First California’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of First California’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required pursuant to Item 401 of Regulation S-K with respect to our directors and executive officers will appear in the proxy statement we will deliver to our stockholders in connection with the 2007 Annual Meeting of Stockholders, or the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

The information required pursuant to Items 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

We had no class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, at any point during the fiscal year ended December 31, 2006. Accordingly, none of our executive officers or directors were required to file reports under Section 16(a) of the Exchange Act with respect to such fiscal year.

Item 11.	Executive Compensation

First California’s Compensation Committee formed in connection with the consummation of the Mergers on March 12, 2007 will exercise the board of directors’ authority with respect to the implementation and administration of the executive compensation programs and policies of First California. At this time, such programs and policies have not been determined, and First California did not pay any compensation to any person prior to the consummation of the Mergers including with respect to the fiscal year ended December 31, 2006. Information responsive to Item 402 of Regulation S-B with respect to our predecessor, National Mercantile, will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2006, First California did not have any compensation plans including any plans under which our equity securities could be issued. Information with respect to such plans of our predecessor, National Mercantile, will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement. Information required by this item with respect to the ownership of our outstanding voting securities will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to transactions with related persons and certain control persons and director independence will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements of First California Financial Group, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheet as of December 31, 2006
Statement of Changes in Shareholder’s Equity for the Period From June 7, 2006 (Inception) to December 31, 2006
Statement of Cash Flow for the Period From June 7, 2006 (Inception) to December 31, 2006
Notes to Financial Statements.

(a)(2)	Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 8-K filed on March 16, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 8-K filed on March 16, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of July 16, 2001, governing Junior Subordinated Debt Securities between National Mercantile Bancorp, as Issuer, and the Bank of New York, as Trustee, (Exhibit 10.3 to Form 10-Q filed on December 21, 2001 by National Mercantile and incorporated herein by this reference).

4.2	Indenture, dated as of September 30, 2005, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 4.1 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

4.3	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to FCB Bancorp, and Wilmington Trust Company, as Trustee.

4.4	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of January 25, 2007 (Exhibit 10.4 to Form 8-K filed on January 20, 2006 by National Mercantile and incorporated herein by this reference).

4.5	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to National Mercantile, and Wilmington Trust Company, as Trustee.

4.3	Specimen of Common Stock Certificate. (Exhibit 4.3 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.4	Form of Capital Security Certificate evidencing the capital securities of First California Capital Trust I (Exhibit 4.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.5	Form of Common Security Certificate evidencing common securities of First California Capital Trust I (Exhibit 4.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.6	Form of National Mercantile Bancorp Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due 2037 (Exhibit 4.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.1	Employment Agreement, dated January 1, 1999, between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form S-4/A filed on December 5, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.2	Letter dated June 15, 2006 amending Employment Agreement between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.3	Employment Agreement, dated June 15, 2006, between First California Financial Group, Inc. and C. G. Kum (Exhibit 99.2 to Form 8-K filed on June 21, 2006 by FCB Bancorp and incorporated herein by this reference).

10.4	First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 4.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.5	Amendment No. 1 to First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 10.7 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.6	Form of Stock Option Agreement under First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.1

Exhibit Number	Exhibit Title

to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.7	Form of Non-Qualified Stock Option Agreement under the First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.2 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.8	First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.7 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.9	Amendment No. 1 to First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.4 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.10	Form of Stock Option Agreement under the First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.8 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.11	First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.1 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by this reference).

10.12	Amendment No. 1 to First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.2 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.13	Registration Rights Agreement, dated June 15, 2006, by and between First California Financial Group, Inc. and the Stockholders party thereto (Exhibit 10.10 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.14	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (Exhibit 10.11 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.15	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (Exhibit 10.12 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.16	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and David Brown (Exhibit 10.3 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.17	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and Robert W. Bartlett (Exhibit 10.2 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.18	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.10 to Form 10-KSB filed on March 30, 2004 by National Mercantile and incorporated herein by this reference).

10.19	Lease, dated as of September 19, 2003, between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (Exhibit 10.11 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

Exhibit Number	Exhibit Title

10.20	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.12 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.21	Lease, dated as of March 30, 2005, between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (Exhibit 10.13 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.22	Lease, dated as of September 10, 2004, between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (Exhibit 10.14 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.23	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (Exhibit 10.15 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.24	Salary Continuation Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.4 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.25	Split Dollar Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.5 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.26	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.13 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.27	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.14 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.28	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.6 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.29	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.7 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.30	First California Bank Split Dollar Agreement, dated July 31, 2006, with John W. Birchfield (Exhibit 99.1 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.31	First California Bank Split Dollar Agreement, dated July 31, 2006, with Richard D. Aldridge (Exhibit 99.2 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.32	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kum (Exhibit 99.1 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.33	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Exhibit 99.2 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.34	Form of Voting Agreement, dated as of June 15, 2006, between FCB Bancorp and certain shareholders of National Mercantile Bancorp (Exhibit 99.1 to Form 8-K filed on June 21, 2006 by FCB Bancorp and incorporated herein by this reference).

10.35	Form of Voting Agreement, dated as of June 15, 2006, between National Mercantile Bancorp and certain shareholders of FCB Bancorp (Exhibit 99.1 to Form 8-K filed on June 21, 2006 by National Mercantile Bancorp and incorporated herein by this reference).

Exhibit Number	Exhibit Title

10.36	Placement Agreement, dated January 24, 2007, among National Mercantile Bancorp, First California Capital Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Exhibit 10.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.37	Amended and Restated Declaration of Trust among National Mercantile Bancorp, as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (Exhibit 10.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.38	Guarantee Agreement between National Mercantile Bancorp and Wilmington Trust Company, as guarantee trustee (Exhibit 10.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.39	Indenture between National Mercantile Bancorp and Wilmington Trust Company, as indenture trustee (Exhibit 10.4 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.40	Amended and Restated Declaration of Trust, dated as of September 30, 2005, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, FCB Bancorp, as Sponsor, and C. G. Kum and Romolo Santarosa, as Administrators (Exhibit 4.2 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

10.41	First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form 10-KSB filed on April 15, 2003 by National Mercantile Bancorp and incorporated herein by this reference).

10.42	Amendment No. 1 to First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.43	Form of Stock Option Agreement under the First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.4 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

BY: /S/ C. G. KUM C.G. Kum Director, President and Chief Executive Officer

Date: April 2, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Kum and Romolo Santarosa, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007

/S/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	April 2, 2007

/S/ DONALD E. BENSON Donald E. Benson	Director	April 2, 2007

/S/ JOHN W. BIRCHFIELD John W. Birchfield	Director	April 2, 2007

/S/ JOSEPH N. COHEN Joseph N. Cohen	Director	April 2, 2007

Signature	Title	Date

/S/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board of Directors	April 2, 2007

/S/ W. DOUGLAS HILE W. Douglas Hile	Director	April 2, 2007

/S/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	April 2, 2007

/S/ SYBLE R. ROBERTS Syble R. Roberts	Director	April 2, 2007

/S/ THOMAS TIGNINO Thomas Tignino	Director	April 2, 2007