Form 10-Q
period 2007-03-31
First California Financial Group, Inc.
filed 2007-05-15
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1880 Century Park East, Suite 800 Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 277-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,548,233 shares of Common Stock, $0.01 par value, as of April 16, 2007

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated balance sheets

	March 31, 2007	December 31, 2006
(in thousands, except share data)
Cash and due from banks	$26,433	$13,438
Federal funds sold	800	—
Securities	182,220	104,414
Loans held for sale	25,583	—
Loans, net	714,149	360,978
Premises and equipment, net	18,898	5,725
Goodwill	49,995	3,225
Core deposit and other intangibles	10,610	1,184
Cash surrender value of life insurance	10,620	—
Accrued interest receivable and other assets	25,588	12,599

Total assets	$1,064,896	$501,563

Checking	$227,889	$115,745
Interest checking	43,056	26,372
Money market	178,802	118,704
Savings	39,626	22,463
Certificates of deposit, under $100,000	169,742	17,250
Certificates of deposit, $100,000 and over	111,653	80,080

Total deposits	770,768	380,614

Borrowings	123,734	55,300
Junior subordinated debentures	27,005	15,464
Accrued interest payable and other liabilities	15,276	5,116

Total liabilities	936,783	456,494

Shareholders’ equity	128,113	45,069

Total liabilities and shareholders’ equity	$1,064,896	$501,563

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of operations

	Three Months Ended March 31,
	2007	2006
(in thousands, except per share data)
Interest and fees on loans	$10,158	$7,040
Interest on securities	1,693	985
Interest on federal funds sold and interest bearing deposits	446	26

Total interest income	12,297	8,051

Interest on deposits	3,334	1,570
Interest on borrowings	1,458	369
Interest on junior subordinated debentures	359	396

Total interest expense	5,151	2,335

Net interest income	7,146	5,716
Provision for loan losses	—	32

Net interest income after provision for loan losses	7,146	5,684

Service charges on deposit accounts	367	232
Loan sales and commissions	226	—
Trading losses on non-hedge derivatives	—	(448)
Net settlement on interest rate swap	—	43
Other income	119	90

Total noninterest income (loss)	712	(83)

Salaries and employee benefits	3,383	2,089
Premises and equipment	628	394
Expense of early termination of debt	1,564	—
Integration and conversion expense	3,476	—
Other expenses	1,299	1,249

Total noninterest expense	10,350	3,732

Income (loss) before provision for income taxes	(2,492)	1,869

Provision (benefit) for income taxes	(1,397)	813

Net income (loss)	$(1,095)	$1,056

Earnings (loss) per share
Basic	$(0.16)	$0.19
Diluted	$(0.15)	$0.18

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of cash flows

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income	(1,095)	$1,056
Adjustments to reconcile net income to net cash from operating activities:
Realized net gains on sale of securities and loans	(226)	(48)
Net amortization of premiums and discounts on securities	(136)	(16)
Net amortization of intangible assets	62	56
Net amortization of premium on loans purchased	15	32
Provision (credit) for loan losses	—	32
Trading loss on non-hedge derivatives	—	448
Share-based compensation	83	—
Loss on deferred debt issue costs upon redemption	404	—
Deferred income taxes	—	759
Depreciation and amortization	207	116
Net appreciation in cash surrender value of life insurance	—	—
Change in accrued interest receivable and other assets	(3,901)	(473)
Change in accrued interest payable and other liabilities	1,356	187

Net cash (used for) from operating activities	(3,231)	2,149

Net change in federal funds sold		—
Proceeds from maturities, calls, and paydowns of securities available-for-sale	6,038	10,114
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	142	169
Proceeds from sales of securities available-for-sale	1,929	—
Purchases of securities available-for-sale	(2,643)	(24,513)
Purchases of Federal and other stocks	(600)	(595)
Proceeds from sale of other real estate owned	—	1,104
Net increase in loans	(15,597)	(14,973)
Net cash & cash equivalents received in acquisition	6,760	—
Purchases of premises and equipment	(113)	(132)
Increase in other assets	(32)	—

Net cash used for investing activities	(4,116)	(28,826)

Net increase in deposits	(4,645)	16,091
Net increase (decrease) in other borrowings	23,777	(884)
Net increase in securities sold under agreements to repurchase and federal funds purchased	(20)	15,000
Share-based compensation	—	279
Proceeds from issuance of junior subordinated debentures	16,495	—
Redemption of junior subordinated debentures	(15,464)	—
Proceeds from exercise of stock options	200	—

Net cash from financing activities	20,343	30,486

Change in cash and due from banks	$12,995	$3,809

Cash and due from banks, beginning of period	13,438	16,192

Cash and due from banks, end of period	$26,433	$20,001

Supplemental cash flow information:
Cash paid for interest	$5,602	$2,112
Cash paid for income taxes	$100	$325
Supplemental disclosure of noncash investing activities
Issuance of common stock for purchase accounting merger	$82,982	$—

See accompanying notes to consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc., or First California or the Company, was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB.

On June 15, 2006, First California, FCB and National Mercantile entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of National Mercantile with and into the newly formed holding company, First California, and the conversion of each share of National Mercantile common stock into the right to receive one share of First California common stock and the conversion of each share of FCB common stock into the right to receive 1.7904 shares of First California common stock. In addition, the Merger Agreement provided for the conversion of each share of National Mercantile series B convertible perpetual preferred stock into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition were approved by both National Mercantile and FCB shareholders and regulators.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the Merger Agreement as described above. Concurrently with the merger and acquisition, the number of common shares authorized of First California was increased to 25,000,000 shares and First California authorized the issuance of 2,500,000 shares of preferred stock of which 1,000 shares were designated as series A convertible perpetual preferred stock. In addition, each share of National Mercantile series B convertible perpetual preferred stock was exchanged for one share of series A convertible perpetual preferred stock of First California. As a result of these transactions, First California issued an aggregate of approximately 11.5 million shares of First California Common Stock to former National Mercantile and FCB shareholders and 1,000 shares of First California Preferred Stock to former shareholders of National Mercantile series B convertible preferred stock. First California will pay cash in lieu of fractional shares of First California Common Stock issued in connection with the acquisition of FCB.

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets included the capital stock of First California Bank. First California Bank provides a broad range of banking products and services, including credit, cash management and deposit services through eight full service banking offices located in Southern California. As contemplated by the Merger Agreement, First California intends to combine the businesses of the three subsidiary banks under one California state banking charter.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, which excludes the accounts of FCB Statutory Trust I and First California Statutory Trust I. Results of operations for the three months ended March 31, 2007 includes operations of FCB from the date of acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and National Mercantile’s 2006 Annual Report on Form 10-K and Form 10-KSB, respectively.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of goodwill and deferred tax assets or liabilities.

Allowance for loan and lease losses – The provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for loan and lease losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

The calculation of the adequacy of the allowance for loan and lease losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis, management engages an outside loan review firm to review the Company’s loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Company’s methodology for calculating the allowance for loan and lease losses based on the Company’s loss histories and policies. The Company uses a migration analysis as part of its allowance for loan and lease losses evaluation, which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company’s portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company’s marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

Goodwill and other intangible assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired primarily as a result of the merger. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Trade name represents the fair value of the First California Bank name, which is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and core deposit intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Income Taxes – The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our accounting policy is to recognize interest and penalties as a component of income tax expense.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at March 31, 2007 and December 31, 2006.

Common Shares – As a result of the merger, the number of common shares outstanding increased to 11.5 million shares at March 31, 2007 from 5.6 million shares outstanding at December 31, 2006.

Recent accounting pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

NOTE 2 —MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding common stock of FCB pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of First California Bank. At the date of acquisition, First California Bank became a wholly-owned subsidiary of the Company. As provided by the Merger Agreement, approximately 3.278 million shares representing the issued and then outstanding shares of common stock of FCB were exchanged for 5.869 million shares of the Company’s common stock at a calculated exchange ratio of 1.7904. Upon completion of the acquisition, the former shareholders of FCB have an approximate 49.9% interest in the Company. The fair value of $14.14 for each of the Company’s common shares issued to complete the acquisition of FCB on March 12, 2007 was based on the average of the quoted market price per share of National Mercantile Bancorp’s common stock for a period of three days before, the day of and three days after the announcement of the merger on June 15, 2006. In addition, FCB had 160,100 employee stock options outstanding at the acquisition date. On the acquisition date, the Company exchanged the FCB stock options with options to purchase shares of the Company’s stock which resulted in the Company granting a total of 286,643 stock options with a weighted average exercise price of $10.33 per share to former FCB employees and executives. The fair value of the stock options of $1.4 million is included in the purchase price.

Under the purchase method of accounting, the estimated cost of approximately $84.9 million to acquire FCB, including transaction costs, will be allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition as summarized below (in thousands, except share and per share amounts):

Purchase Price
Number of shares of Company stock issued for FCB stock	5,868,586
Price of the Company’s stock on the date of Merger Agreement	$14.14
Total stock consideration		$82,982
Fair value of FCB’s stock options converted to Company stock options at acquisition date		1,408
Less: Fair value of unvested options related to future service periods		(804)

Total common stock issued and stock options assumed		83,586
Direct costs of the acquisition		1,338

Total purchase price and acquisition costs		84,924
Allocation of Purchase Price
FCB’s equity	$49,444
Less: Intangible assets derecognized	(17,152)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(2,003)
Core deposit intangibles	5,488
Other assets	6,983
Deferred tax liabilities	(3,745)
Deposits	(624)
Borrowings	(37)
Subordinated debt	(200)
Fair value of net assets acquired		38,154

Estimated goodwill arising from acquisition		$46,770

The Company has based the preliminary allocation of purchase price above on an estimate of the fair values of the assets acquired and the liabilities assumed. Valuations of certain assets and liabilities of FCB were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

The following information presents the pro forma results of operations for the three months ended March 31, 2007 and 2006, as though the acquisition had occurred on January 1, 2006. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2006 or the results that may be achieved in the future.

	Pro forma Results of Operations
(in thousands, except per share data)	Three months ended March 31, 2007	Three months ended March 31, 2006
Net interest income	$10,465	$11,486
Noninterest income	1,128	422
Noninterest expense	13,471	7,979
Provision for loan losses	—	185

Income (loss) before tax	(1,878)	3,744
Income tax provision (benefit)	(756)	1,551

Net income (loss)	$(1,122)	$2,193

Pro forma earnings per share
Basic	$(0.10)	$0.19
Diluted	$(0.09)	$0.18
Pro forma weighted average shares
Basic	11,533	11,387
Diluted	11,891	11,896

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	March 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,604	$4	$(2)	$2,606
U.S. government agency notes	12,894	31	(22)	12,903
U.S. government agency mortgage-backed securities	109,837	341	(593)	109,585
Collateralized mortgage obligations	11,590	64	(189)	11,465
Municipal securities	45,604	270	(213)	45,661

Securities available-for-sale	$182,529	$710	$(1,019)	$182,220

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$599	$—	$(4)	$595
U.S. government agency notes	8,985	2	(65)	8,922
U.S. government agency mortgage-backed securities	58,067	108	(607)	57,568
Collateralized mortgage obligations	6,417	41	(8)	6,450
Municipal securities	28,991	153	(252)	28,892

Securities available-for-sale	$103,059	$304	$(936)	$102,427

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

(in thousands)	At March 31, 2007	At December 31, 2006
Commercial mortgage	$305,735	$140,636
Multifamily mortgage	42,608	17,602
Construction	136,650	83,188
Commercial loans and lines	169,612	105,862
Home equity loans and lines	12,848	—
Home mortgage	41,052	8,790
Installment & credit card	13,940	9,640

Total loans	722,445	365,718
Allowance for loan losses	(8,296)	(4,740)

Loans, net	$714,149	$360,978

Loans held for sale	$25,583	$—

At March 31, 2007, loans held for sale were $25.6 million and consist of commercial and multifamily mortgages originated for sale into the secondary market as well as SBA 7(a) loans, the government guaranteed portion of which will be sold into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties. The Company has no significant credit exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. A significant portion of our loans are collateralized by real estate. Changes in the economic condition in Southern California could adversely affect the value of real estate.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Beginning balance	$4,740	$4,468
Provision (credit) for loan losses	—	32
Additions from the merger	3,531	—
Loans charged-off	(1)	(1)
Transfer to undisbursed commitment	18	63
Recoveries on loans charged-off	8	—

Ending balance	$8,296	$4,562

Allowance to loans	1.15%	1.25%

Accruing loans past due 90 days or more	$100	$—
Nonaccrual loans	$334	$300
Foreclosed Property	$303	$—

There were $334,000 of nonaccrual loans at March 31, 2007.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.0 million includes $46.8 million at March 31, 2007, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2006, goodwill was $3.2 million. No impairment loss was recognized for the periods ended March 31, 2007 and December 31, 2006.

Core deposit intangibles, net of accumulated amortization, was $6.6 million at March 31, 2007 and $1.2 million at December 31, 2006. Amortization expense for the three months ended March 31, 2007 and 2006 was $62,000 and $56,000, respectively.

Other intangibles includes trade name of $4.0 million, representing the fair value of the First California Bank name recorded as part of the merger.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

In July 2001, the Company issued $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures”) that paid interest each January 26 and July 26. The interest was deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031. The debentures were redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.

The Junior Subordinated Debentures were held by National Mercantile Capital Trust I (the “Trust”), a Delaware business trust, formed by the Company for the sole purpose of issuing certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in the Junior Subordinated Debentures. In July 2001, the Trust issued and sold: (i) to the Company 464 common securities (liquidation amount of $1,000 per common security) of the Trust, representing common beneficial interests in the assets of the Trust; and (ii) $15,000,000 of 10.25% fixed rate securities due July 26, 2031 (the “Trust Preferred Securities”). The Trust Preferred Securities were unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement, as described below. The Trust Preferred Securities were redeemed and the Junior Subordinated Debentures were repaid in January 2007 from the net proceeds of First California Trust Preferred Securities, as described below.

On January 24, 2007, the Company and its newly formed subsidiary, First California Capital Trust I (“First California Trust”), a Delaware statutory trust, issued $16.0 million of the First California Trust’s capital securities, liquidation amount $1,000 per capital security. The capital securities represent undivided beneficial interests in the First California Trust’s assets, which consist primarily of the Company’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures described below. The First California Trust’s capital securities mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012.

The holders of the First California Trust’s capital securities are entitled to quarterly distributions at a fixed annual rate of 6.80% for the first five years, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate, plus 1.60% per annum, of the liquidation amount of $1,000 per capital security, subject to the Company’s right to defer interest payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures as described below.

The Company purchased $495,000 of the First California Trust’s common securities, liquidation amount $1,000 per common security. The terms and provisions of the First California Trust’s capital securities and common securities are set forth in the First California Trust’s Amended and Restated Declaration of Trust, dated January 25, 2007, under which Wilmington Trust Company serves as institutional trustee.

In connection with the First California Trust’s sale of the capital securities, the Company entered into a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s capital securities upon liquidation, redemption, or otherwise, but only to the extent the First California Trust fails to pay such distributions from payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures it holds from the Company.

The First California Trust used the proceeds from the sale of its capital securities and its common securities to purchase from the Company $16.5 million aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037. The Debentures bear interest at the same rates as the First California Trust’s capital securities. So long as no “event of default” (as defined in the Indenture relating to the Debentures) has occurred, First California will have the right to defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods, except that no extension period may extend beyond the maturity of the Debentures. During any deferral period, the Company may not pay dividends or make certain other distributions or payments as provided in the Indenture. The Debentures mature on March 15, 2037, and are redeemable at par, at the Company’s option, at any time on or after March 15, 2012. Upon any redemption by the Company of the Debentures, the First California Trust must redeem a like amount of its capital securities.

Payments under the Debentures are subordinated and junior in right of payment to the prior payment of all other indebtedness of the Company that, by its terms, is not similarly subordinated.

The Debentures may be declared immediately due and payable at the election of the trustee under the Indenture or the holders of 25% of aggregate principal amount of the First California Trust’s outstanding capital securities if the Company defaults in the payment of interest (subject to its right to defer interest payments as described above) or principal under the Debentures and upon the occurrence of other events of defaults described in the Indenture.

The Company used the net proceeds from the trust preferred transactions described above to redeem all $15.5 million principal amount of the previously outstanding Junior Subordinated Debentures described above. The redemption price was 107.6875% of the principal amount of these Debentures, plus accrued interest, or a total of $17.3 million.

As a result of these transactions, the Company incurred a charge during the first quarter of 2007 for financial statement purposes of $1.6 million. The charge reflects the redemption premium and the impairment of the unamortized Debenture issuance costs.

As a result of the merger, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having a preliminary estimated fair value of $10,510,000.

NOTE 7– EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the stock option plan. The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2007		2006
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic
Income (loss) available to common shareholders	$(1,095)	$(1,095)	$1,056	$1,056

Weighted average basic common shares outstanding	6,903	6,903	5,518	5,518
Net effect of dilutive securities	258	—	484	—

Weighted average diluted common shares outstanding	7,161	6,903	6,002	5,518

Earnings (loss) per share	$(0.15)	$(0.16)	$0.18	$0.19

NOTE 8–COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
(in thousands)	2007	2006
Other comprehensive income(loss):
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$202	$(504)
Unrealized gain (loss) on interest rate floors used in cash flow hedges	0	(224)
Unrealized gain (loss) on securities available for sale	530	(796)
Reclassification adjustment for losses included in net loss	42	0

Other comprehensive income (loss), before tax	774	(1,524)
Income tax benefit (expense) related to items of other comprehensive income	(330)	444

Other comprehensive income (loss)	444	(1,080)
Net income (loss)	(1,095)	1,056

Comprehensive loss	$(651)	$(24)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q may contain certain forward-looking statements about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Readers are cautioned that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	relative cost savings cannot be realized or realized within the expected time frame;

•	revenues are lower than expected;

•	an increase in the provision for loan losses resulting from credit quality deterioration;

•	competitive pressure among depository institutions increases significantly;

•

the Company’s ability to integrate the operations of National Mercantile Bancorp and FCB Bancorp and to achieve expected synergies, operating efficiencies or other benefits within expected time-frames or at all, or within expected cost projections;

•	the possibility that personnel changes will not proceed as planned;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affect the Company’s business; and

•	changes in the securities markets.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking information and statements contained in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. All forward-looking statements contained in this document, and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf, are expressly qualified by these cautionary statements.

Critical accounting policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited condensed consolidated interim financial statements and our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $8,296,000 at March 31, 2007 and was $4,740,000 at December 31, 2006.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the condensed consolidated financial statements. There were net deferred tax liabilities of $1,337,000 at March 31, 2007 and net deferred tax assets of $1,663,000 at December 31, 2006. There was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $49,995,000 at March 31, 2007 and was $3,225,000 at December 31, 2006; there was no impairment loss during either period end.

Derivative instruments and hedging

An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Our hedges were effective at March 31, 2007 and December 31, 2006.

Overview

We were a wholly-owned subsidiary of National Mercantile Bancorp, or National Mercantile, formed to facilitate the reincorporation merger with National Mercantile and the merger with FCB Bancorp, or FCB. Accordingly, our historical balance sheet and results of operations before the merger are the same historical information of National Mercantile. We accounted for the FCB merger using the purchase method of accounting; accordingly, our balance sheet includes preliminary estimates of the fair value of the assets acquired and liabilities assumed from FCB. Our results of operations for the quarter ended March 31, 2007, however, only include approximately 19 days of FCB’s results of operations.

For the first quarter of 2007, we incurred a net loss of $1.1 million, compared to net income of $1.1 million for first quarter of 2006. The 2007 first quarter net loss included a pre-tax charge of $1.6 million that related to a refinancing of trust preferred securities we completed early in the quarter. The trust preferred refinancing should save us approximately $500,000 per year in pre-tax interest expense. In addition, we began an integration program among our three banks that will combine the banks under a single brand – First California Bank. The integration program resulted in pre-tax charges of approximately $3.5 million in the 2007 first quarter. The integration program will continue into the second quarter and we estimate that second quarter pre-tax charges will be approximately $1.4 million. We anticipate completing the integration of Mercantile National Bank, South Bay Bank and First California Bank by the end of June 2007.

Our 2007 first quarter net loss on a diluted per share basis was $0.15. Our 2006 first quarter diluted earnings per share was $0.18. Our per share data for 2007 reflect the increase in outstanding weighted average shares that resulted from our issuance of 5,868,586 common shares in the merger with FCB Bancorp.

Results of operations – for the three months ended March 31, 2007 and 2006

Net interest income is the difference between interest and fees earned on loans, securities and federal funds sold (these asset classes are commonly referred to as interest-earning assets) and the interest paid on deposits, borrowings and debentures (these liability classes are commonly referred to as interest-bearing funds). Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

Our net interest income for the three months ended March 31, 2007 increased to $7.1 million, or 25% from $5.7 million for the three months ended March 31, 2006. Our 2007 first quarter net interest margin (tax equivalent) was 4.57%, compared to 5.45% for the same quarter last year. The increase in our net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease in our net interest margin reflects the increase in the rates paid for our interest-bearing funds.

	Three months ended March 31,
	2007			2006
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Loans	$494,617	$10,158	8.21%	$342,737	$7,040	8.33%
Securities	136,088	1,693	5.23%	80,275	985	4.91%
Federal funds sold	905	380	nm	443	5	4.51%
Deposits with banks	2,014	66	nm	2,000	21	4.26%

Total earning assets	633,624	12,297	7.53%	425,455	8,051	7.67%

Non-earning assets	69,942			33,426

Total assets	$703,566			$458,881

Interest bearing checking	$31,762	55	0.69%	$32,909	42	0.52%
Savings and money market	168,512	1,326	3.15%	110,886	584	2.14%
Certificates of deposit	164,116	1,953	4.76%	110,612	944	3.46%

Total interest bearing deposits	364,390	3,334	3.66%	254,407	1,570	2.47%

Borrowings	80,589	1,458	nm	32,616	369	4.53%
Junior subordinated debentures	21,861	359	6.57%	15,464	396	10.39%

Total borrowed funds	102,450	1,817	7.10%	48,080	765	6.36%

Total interest bearing funds	466,840	$5,151	4.09%	302,487	$2,335	3.09%

Noninterest bearing checking	146,809			113,413
Other liabilities	3,267			3,417
Shareholders’ equity	86,650			39,564

Total liabilities and shareholder’s equity	$703,566			$458,881

Net interest income		$7,146			$5,716

Net interest margin (tax equivalent)			4.57%			5.45%

Our net interest income changes with the level and mix of average interest-earning assets and average interest-bearing funds. We call the changes between periods in interest-earning assets and interest-bearing funds balance changes. We measure the effect on our net interest income from balance changes by multiplying the change in the average balance between the current period and the prior period by the prior period average rate.

Our net interest income also changes with the average rate earned or paid on interest-earning assets and interest-bearing funds. We call the changes between periods in average rates earned and paid rate changes. We measure the effect on our net interest income from rate changes by multiplying the change in average rates earned or paid between the current period and the prior period by the prior period average balance.

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate.

(in thousands)	Three months ended March 31, 2007 to 2006 due to:
	Rate	Volume	Total
Interest income
Interest on loans	$(2)	$3,120	$3,118
Interest on securities	23	685	708
Interest on Federal funds sold	370	5	375
Interest on deposits with banks	45	—	45

Total interest income	436	3,810	4,246

Interest expense
Interest bearing checking	15	(1)	14
Savings and money market	438	303	741
Certificates of deposit	552	457	1,009

Total interest on deposits	1,005	759	1,764

Interest on borrowings	186	866	1,052

Total interest expense	1,191	1,625	2,816

Net interest income	$(755)	$2,185	$1,430

We have experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. In view of this, and our continued critical evaluation of other relevant data, we did not increase the allowance for loan losses through a provision charged to operations in the first quarter of 2007. For the first quarter of 2006, our provision for loan losses was $32,000.

Our service charges, fees and other income for the three months ended March 31, 2007 increased to $454,000, up 41% from $322,000 for the three months ended March 31, 2006.

We recognize trading gains and losses on our non-hedging interest rate swaps and floors in noninterest income. For the first quarter of 2007 we had no trading gains or losses. For the first quarter of 2006, we had trading losses of $448,000 from an interest rate swap associated with our fixed rate junior subordinated debentures. We terminated that interest rate swap in the third quarter of 2006.

Our merger with FCB introduced a new source of revenue from the origination and sale of commercial and multi-family property mortgages. In March 2007, our Commercial Mortgage Division sold $7.1 million of mortgages for a gain of $226,000. In addition, our Division brokered loans for commissions of $32,000. At the end of the 2007 first quarter, commercial and multi-family loans held for sale were $25.6 million. We had no loans held for sale at the end of the year ago quarter. More recently, in April 2007, our Division sold $22 million of mortgage loans for a gain of $500,000. This sale and gain activity will be included in our 2007 second quarter results.

Our noninterest expense for the three months ended March 31, 2007 was $10.4 million compared with $3.7 million for the three months ended March 31, 2006. The increase primarily reflects integration-related expenses and the expense of the early termination of debt.

We launched an integration program shortly after the merger that will combine our three banks under a single brand – First California Bank. We believe the integration program will create operating efficiencies and eliminate redundancies. We will install the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and we will have selective staff reductions.

We recognized integration program pre-tax charges of $3.5 million in the first quarter of 2007. These charges include $1.2 million severance for the former chief executive officer of National Mercantile and $1.8 million to exit National Mercantile technology. We also anticipate we will recognize pre-tax charges of approximately $1.4 million in the second quarter of 2007 as we complete our integration program. These charges will include additional severance and technology implementation costs.

Combining the three banks under a single charter frees two national bank charters. We have entered into agreements with United Central Bank and The Independent BankersBank, both of Texas, to sell these national bank charters and selected assets. We anticipate the sale will generate a pre-tax gain of approximately $2.4 million. We also anticipate the transactions, which are subject to normal regulatory approval, will close in the second quarter.

We elected to redeem all of the $15.5 million outstanding 10.25% fixed rate junior subordinated debentures due July 25, 2031. The debentures were redeemable at a price of 107.6875% of the principal amount outstanding plus accrued interest. As a result we incurred a pre-tax charge of $1.6 million in the first quarter of 2007.

To redeem the July 2031 debentures, we issued $16.5 million 6.80% fixed/floating rate junior subordinated debentures due March 15, 2037. For the first five years the interest rate is fixed. Thereafter, the interest rate resets quarterly to the 3-month LIBOR rate plus 1.60%. These debentures are redeemable at par, in whole or in part, any time on or after March 15, 2012. We expect to save approximately $500,000 per year in pre-tax interest expense from the early redemption of the former and the issuance of the new debentures.

Our efficiency ratio was 67% for the first 2007 quarter compared with 65% for the prior year quarter. The efficiency ratio is the percentage relationship of noninterest expense to the sum of net interest income and noninterest income. For this ratio, the expense of the early termination of our debt, the integration/conversion expense and the amortization of intangible assets are excluded from noninterest expense.

Financial position – March 31, 2007 compared with December 31, 2006

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Ventura, Los Angeles and Orange. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans comprise a smaller portion of the loan portfolio.

Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract with us or otherwise to perform as agreed. Credit risk is found in all activities in which success depends on counterparty, issuer, or borrower performance. Credit risk is present any time funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the balance sheet.

All categories of loans present credit risk. Major risk factors applicable to all loan categories include changes in international, national and local economic conditions such as interest rates, inflation, unemployment levels, consumer and business confidence and the supply and demand for goods and services.

Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. In the office sector, the demand for office space is highly dependent on employment levels. In the retail sector, the demand for retail space and the levels of retail rents are affected by consumer spending and confidence. The industrial sector has exposure to the level of exports, defense spending and inventory levels. Vacancy rates, location and other factors affect the amount of rental income for commercial property. Tenants may relocate, fail to honor their lease or go out of business. In the multifamily residential sector, the demand for apartments is heavily influenced by the affordability of ownership housing, employment conditions and the vacancy of existing inventory. Population growth or decline and changing demographics, such as increases in the level of immigrants or retirees, are also factors influencing the multifamily residential sector.

Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent funding. Construction projects also can be delayed for a number of reasons such as poor weather, material or labor shortages, labor difficulties, or substandard work that must be redone to pass inspection.

Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market, price and sell their goods or services for a profit. Customer demand for goods and services of the enterprise may change because of competition or obsolescence.

Home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependant on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Home mortgages are generally considered to involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. Home real estate values however are not only affected by general economic conditions but also on local supply and demand. Installment loans and credit card lines are also dependent on a person’s ability to regularly pay principal and interest on a loan; however, these loans generally are not secured by collateral or, if they are secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependent upon their continued employment or financial stability. Job loss, divorce, illness and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

Since the risks in each category of loan changes based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. In a stabilized economic environment it is generally considered that home mortgage loans have the least risk, followed by home equity loans, multifamily property loans, commercial property loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.

We manage credit risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. The Director’s Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Total loans increased 98% to $722.4 million at March 31, 2007 from $365.7 million at December 31, 2006. The loan growth was primarily the result of our merger and to a lesser extent the growth from our business lending activity.

(in thousands)	At March 31, 2007	At December 31, 2006
Commercial mortgage	$305,735	$140,636
Multifamily mortgage	42,608	17,602
Construction	136,650	83,188
Commercial loans and lines	169,612	105,862
Home equity loans and lines	12,848	—
Home mortgage	41,052	8,790
Installment & credit card	13,940	9,640

Total loans	722,445	365,718
Allowance for loan losses	(8,296)	(4,740)

Loans, net	$714,149	$360,978

Loans held for sale	$25,583	$—

The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the mortgage loans above are loans that we consider to be a commercial loan for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances we are not looking to the real property as its primary source of repayment, but rather as a secondary or tertiary source of repayment.

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of total loans at March 31, 2007 compared with 39 percent at December 31, 2006. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles Counties.

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 23 percent of total loans at March 31, 2007, down from 29 percent at December 31, 2006. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

Commercial loans are underwritten with maturities not to exceed seven years and we generally require the loan to be fully amortized within the term of the loan. Traditional working capital lines are underwritten for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Field audits are performed by third-party vendors. The maximum advance rate for accounts receivable is 75 percent and the maximum advance rate for eligible inventory is 25 percent.

Construction loans represent 19 percent of total loans at March 31, 2007 compared with 23 percent at December 31, 2006. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the FIRREA conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Multifamily residential mortgage loans were 6 percent of total loans at March 31, 2007 compared with 5 percent at December 31, 2006. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. Additions to the allowance are established through a provision charged to expense. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged off in total. Secured loans are evaluated on a case by case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We conduct an assessment of the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. These are referred to as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. These are referred to as qualitative considerations.

We have experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrued loans and low levels of net charge-offs – for an extended period of time. As a result, there was no provision for loan losses in the 2007 first quarter.

The ratio of the allowance for loan losses to loans was 1.15 percent at March 31, 2007 compared with 1.25 percent at December 31, 2006. While we believe that our allowance for loan losses was adequate at March 31, 2007 and December 31, 2006, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents the allowance for loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Beginning balance	$4,740	$4,468
Provision for loan losses	—	32
Additions from the merger	3,531	—
Loans charged-off	(1)	(1)
Transfer of undisbursed commitment	18	63
Recoveries on loans charged-off	8	—

Ending balance	$8,296	$4,562

Allowance to loans	1.15%	1.25%

Accruing loans past due 90 days or more	$100	$—
Nonaccrual loans	$334	$300
Foreclosed property	$303	$—

The allowance for loan losses on undisbursed commitments was $773,000 at March 31, 2007 compared with $521,000 at December 31, 2006. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	March 31, 2007		December 31, 2006
(in thousands)	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
Commercial mortgage	$2,917	36%	$1,545	39%
Mulitfamily mortgage	453	5%	265	5%
Commercial loans	2,869	35%	1,384	32%
Construction loans	1,420	17%	1,252	19%
Home equity loans	85	1%	162	1%
Home mortgage	360	4%	132	2%
Installment and credit card	192	2%	—	2%

Subtotal	8,296	100%	4,740	100%

Total	$8,296		$4,740

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

Investing, funding and liquidity risk

Liquidity risk is the risk to earnings or capital arising from the inability to meet obligations when they come due without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources as well as the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

We manage bank liquidity risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At March 31, 2007, core deposits totaled $659.1 million. At December 31, 2006 core deposits totaled $300.5 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at March 31, 2007 and December 31, 2006 were $123.7 million and $55.3 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2007 or December 31, 2006.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiaries and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon our banks’ earnings. Each of our banks is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California, are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the California department of financial institutions as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2007, we received no dividends from our bank subsidiaries. The amount of dividends available for payment by the banks to the holding company at March 31, 2007 was $3 million without prior approval from bank regulators.

Junior subordinated debentures were $27.0 million at March 31, 2007, up from $15.5 million at December 31, 2006. The increase principally reflects the debentures of FCB assumed in the merger.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, increased to $182.2 million, or 74.5 percent, at March 31, 2007 from $104.4 million at December 31, 2006.

Net unrealized holding losses at March 31, 2007 and at December 31, 2006 were $309,000 and $632,000, respectively. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of March 31, 2007, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

	Three months ended March 31,
	2007		2006
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$146,809		$113,413
Interest checking	31,762	0.69%	32,909	0.52%
Savings accounts	168,512	3.15%	110,886	2.14%
Time deposits less than $100,000	64,248	4.89%	24,217	2.95%

Total core deposits	411,331	3.27%	281,425	1.94%

Average noncore deposits
Time deposits of $100,000 or more	99,868	4.73%	86,395	3.61%

Total average core and noncore deposits	$511,199	2.62%	$367,820	2.54%

Borrowings and debentures

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$78,742	4.79%	$55,300	5.03%
Maximum amount outstanding at any month-end during the period	$97,802	5.19%	$57,001	5.08%
Average amount outstanding during the period	$35,567	5.31%	$37,639	4.70%

(in thousands)	Amount	Maturity Year	Weighted Average Interest Rate
Overnight advances	$48,455	2007	5.40%
Term advances	13,000	2007	4.46%
Term advances	10,500	2008	5.00%
Term advances	6,037	2009	5.11%
Term advances	750	2010	5.13%

	$78,742

Capital resources

The following table presents, at the date indicated, certain information regarding the regulatory capital and the required minimum amounts of regulating capital of the Company.

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2007
Total capital	108,703	12.46%	69,810	≥8.00%
(to risk weighted assets)
Tier I capital	99,634	11.42%	34,905	≥4.00%
(to risk weighted assets)
Tier I capital	99,634	8.86%	44,957	≥4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital	62,029	14.88%	33,336	≥8.00%
(to risk weighted assets)
Tier I capital	56,820	13.63%	16,668	≥4.00%
(to risk weighted assets)
Tier I capital	56,820	12.24%	18,573	≥4.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Commitments, contingent liabilities, contractual obligations and off-balance commitments

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $216.3 million at March 31, 2007 compared with $129.8 million at December 31, 2006. Commercial and stand-by letters of credit were $4.6 million and $1.2 million at March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
FHLB overnight advances	$48,455	$—	$—	$—	$48,455
FHLB term advances	13,000	17,287	—	—	30,287
Junior subordinated debentures	—	—	—	27,005	27,005
Operating lease obligations	758	1,349	1,063	2,647	5,817
Severance benefits	60	480	480	80	1,100

Total	$62,273	$19,116	$1,543	$29,732	$112,664

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Interest rate risk is the risk to earnings or capital arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (re-pricing risk), from changing the rate relationships among different yield curves affecting bank activities (basis risk), from changing rate relationships across the spectrum of maturities (yield curve risk), and from interest-related options embedded in loans and products (options risk).

We manage bank interest risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 0.5% within a 12-month time horizon for an assumed 200 basis point decrease in prevailing interest rates or increase approximately 0.2% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

Our simulation model includes assumptions about anticipated prepayments on mortgage-related instruments, the estimated cash flow on loans and deposits, and our future business activity. These assumptions are inherently uncertain and, as a result, our modeling techniques cannot precisely estimate the effect of changes in net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, cash flow and business activity.

Item 4.	Controls and Procedures

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2007 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 8-K filed on March 16, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 8-K filed on March 16, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.1	Indenture, dated as of July 16, 2001, governing Junior Subordinated Debt Securities between National Mercantile Bancorp, as Issuer, and the Bank of New York, as Trustee, (Exhibit 10.3 to Form 10-Q filed on December 21, 2001 by National Mercantile and incorporated herein by this reference).

4.2	Indenture, dated as of September 30, 2005, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 4.1 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

4.3	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to FCB Bancorp, and Wilmington Trust Company, as Trustee (Exhibit 4.3 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.4	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of January 25, 2007 (Exhibit 10.4 to Form 8-K filed on January 20, 2006 by National Mercantile and incorporated herein by this reference).

4.5	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to National Mercantile, and Wilmington Trust Company, as Trustee (Exhibit 4.5 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.6	Specimen of Common Stock Certificate. (Exhibit 4.3 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.7	Form of Capital Security Certificate evidencing the capital securities of First California Capital Trust I (Exhibit 4.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.8	Form of Common Security Certificate evidencing common securities of First California Capital Trust I (Exhibit 4.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.9	Form of National Mercantile Bancorp Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due 2037 (Exhibit 4.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.1	Charter Sale Agreement, by and among First California Financial Group, Inc., South Bay Bank, N.A. and TIB – The Independent BankersBank, dated as of March 23, 2007.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: May 15, 2007	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)