Form 10-Q
period 2007-06-30
First California Financial Group, Inc.
filed 2007-08-13
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

11,715,185 shares of Common Stock, $0.01 par value, as of August 6, 2007

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated balance sheets (unaudited)

(in thousands)	June 30, 2007	December 31, 2006
Cash and due from banks	$21,219	$13,438
Federal funds sold	2,777	—
Securities	173,654	104,414
Loans held for sale	7,256	—
Loans, net	722,802	360,978
Premises and equipment, net	18,932	5,725
Goodwill	50,216	3,225
Core deposits and other intangibles	10,256	1,184
Cash surrender value of life insurance	10,722	—
Accrued interest receivable and other assets	15,948	12,599

Total assets	$1,033,782	$501,563

Non-interest checking	$219,562	$115,745
Interest checking	41,303	26,372
Money market	188,216	118,704
Savings	51,791	22,463
Certificates of deposit, under $100,000	89,021	17,250
Certificates of deposit, $100,000 and over	186,694	80,080

Total deposits	776,587	380,614
Borrowings	86,721	55,300
Junior subordinated debentures	26,622	15,464
Accrued interest payable and other liabilities	12,643	5,116

Total liabilities	902,573	456,494

Total shareholders’ equity	131,209	45,069

Total liabilities and shareholders’ equity	$1,033,782	$501,563

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Interest and fees on loans	$15,875	$7,551	$26,194	$14,591
Interest on securities	2,209	1,319	3,886	2,304
Interest on federal funds sold and interest bearing deposits	69	43	120	69

Total interest income	18,153	8,913	30,200	16,964

Interest on deposits	4,598	2,044	7,945	3,614
Interest on borrowings	1,406	506	2,493	875
Interest on junior subordinated debentures	439	397	798	793

Total interest expense	6,443	2,947	11,236	5,282

Net interest income	11,710	5,966	18,964	11,682
Provision for loan losses	—	40	—	72

Net interest income after provision for loan losses	11,710	5,926	18,964	11,610

Service charges on deposit accounts	480	234	750	466
Loan sales and commissions	816	—	1,074	—
Gain on sale of bank charters	2,375	—	2,375	—
Trading losses on non-hedge derivatives	—	(369)	—	(817)
Other income	344	59	421	192

Total noninterest income (loss)	4,015	(76)	4,620	(159)

Salaries and employee benefits	5,438	2,193	8,695	4,282
Premises and equipment	954	394	1,644	788
Loss on early termination of debt	—	—	1,564	—
Integration and conversion expenses	1,427	—	4,903	—
Other expenses	2,055	1,232	3,419	2,481

Total noninterest expense	9,874	3,819	20,225	7,551

Income before provision for income taxes	5,851	2,031	3,359	3,900
Provision for income taxes	2,741	885	1,344	1,698

Net income	$3,110	$1,146	$2,015	$2,202

Earnings per share
Basic	$0.27	$0.21	$0.22	$0.40
Diluted	$0.25	$0.19	$0.20	$0.37

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated statements of cash flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2007	2006
Net income	$2,015	$2,202
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	489	239
Provision for credit losses	—	72
Trading loss on non-hedge derivatives	—	817
Stock-based compensation costs	54	185
Accretion of discounts on securities available-for-sale	(193)	(104)
Amortization of premiums on securities held-to-maturity	—	10
Amortization of core deposit intangibles	282	112
Amortization of premium on loans purchased	30	64
Loss (gain) on sale of other real estate owned	142	(48)
Gain on sale of bank charters	(2,375)	—
Origination of loans held for sale	(32,180)	—
Proceeds from sale and payments received from loans held for sale	46,212	—
Increase in cash surrender value of life insurance	(112)	—
Increase in accrued interest receivable and other assets	(1,652)	(391)
Decrease in accrued interest payable and other liabilities	3,302	3,897

Net cash provided by operating activities	16,014	7,055

Purchases of securities available-for-sale	(3,115)	(48,055)
Proceeds from repayment and maturities of securities available-for-sale	15,096	16,011
Proceeds from repayment and maturities of securities held-to-maturity	—	333
Proceeds from sale of Federal Home Loan Bank stock	1,323	—
Purchases of Federal Home Loan Bank stock	—	(336)
Net change in federal funds sold	(1,995)	—
Loan originations and principal collections, net	(17,349)	(12,736)
Proceeds received for sale of Bank charters	2,375	—
Purchases of premises and equipment	(296)	(280)
Proceeds from sale of other real estate owned	—	1,104
Net cash and cash equivalents received in acquisition	6,760	—

Net cash provided by (used in) investing activities	2,799	(43,959)

Net increase in demand deposits, money market and savings accounts	21,725	11,820
Net decrease in time certificates of deposit	(20,552)	(2,452)
Net increase (decrease) in securities sold under agreement to repurchase and federal funds purchased	(2,936)	45,000
Net decrease in other borrowings	(10,300)	(16,087)
Issuance of junior subordinated debentures	16,495	—
Redemption of junior subordinated debentures	(15,464)	—
Proceeds from exercise of stock options	—	296
Redemption of fractional shares in 5-for-4 stock split	—	(1)

Net cash provided by (used in) financing activities	(11,032)	38,576

Change in cash and due from banks	$7,781	$1,672
Cash and due from banks, beginning of period	13,438	16,192

Cash and due from banks, end of period	$21,219	$17,864

Supplemental cash flow information:
Cash paid for interest	$11,226	$4,324
Cash paid for income taxes	$92	$730
Supplemental disclosure of noncash investing activities:
Issuance of common stock for purchase accounting merger	$82,982	$—
Unrealized gain (loss) on securities available-for-sale, net of tax effect	$(1,641)	$1,290
Unrealized gain (loss) on cash flow hedges, net of tax effect	$142	$(519)

See accompanying notes.

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

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the Merger Agreement as described above. Concurrent with the merger and acquisition, the number of common shares authorized of First California was increased to 25,000,000 shares and First California authorized the issuance of 2,500,000 shares of preferred stock of which 1,000 shares were designated as series A convertible perpetual preferred stock. In addition, each share of National Mercantile series B convertible perpetual preferred stock was exchanged for one share of series A convertible perpetual preferred stock of First California. As a result of these transactions, First California issued an aggregate of approximately 11.5 million shares of First California common stock to former National Mercantile and FCB shareholders and 1,000 shares of First California preferred stock to former shareholders of National Mercantile series B convertible preferred stock. First California paid cash in lieu of fractional shares of First California common stock issued in connection with the acquisition of FCB.

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded and assumed all the rights and obligations of National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets consisted of the capital stock of First California Bank. As contemplated by the Merger Agreement, First California Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay, sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent BankersBank and recognized a gain of $2.4 million during the second quarter of 2007. First California Bank provides a broad range of banking products and services, including credit, cash management and deposit services through twelve full service banking offices located in Southern California.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company and its bank subsidiaries but excludes the accounts of FCB Statutory Trust I and First California Statutory Trust I. Results of operations for the six months ended June 30, 2007 includes operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the mergers are the same as the historical information of National Mercantile. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and National Mercantile’s 2006 Annual Reports on Form 10-K and Form 10-KSB, respectively.

Management’s estimates and assumptions – The preparation of the condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets and goodwill and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The provisions for credit losses charged to operations reflects our judgment of the adequacy of the allowance for loan losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of other factors such as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis, management engages an outside loan review firm to review the Company’s loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review firm analyzes the Company’s methodology for calculating the allowance for loan losses based on the Company’s loss histories and policies. The Company uses a migration analysis as part of its allowance for loan losses evaluation, which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company’s portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company’s marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

Goodwill and other intangible assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired primarily as a result of the merger. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Trade name intangible represents the fair value of the First California Bank name, which is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Income Taxes – The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our accounting policy is to recognize interest and penalties as a component of income tax expense.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at June 30, 2007 and December 31, 2006.

Derivative instruments and hedging – An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. Our hedges were effective at June 30, 2007 and December 31, 2006.

Common Shares – The number of shares outstanding of First California common stock was 11.7 million at June 30, 2007 and the number of common shares of our predecessor, National Mercantile, was 5.6 million shares at December 31, 2006. On March 12, 2007, the number of shares of First California common stock outstanding increased by 5.9 million as a result of the merger.

Recent accounting pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

NOTE 2 – MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding common stock of FCB pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of First California Bank. At the date of acquisition, First California Bank became a wholly-owned subsidiary of the Company. As provided by the Merger Agreement, approximately 3.3 million shares representing the then issued and outstanding shares of common stock of FCB were exchanged for approximately 5.9 million shares of the Company’s common stock at a calculated exchange ratio of 1.7904. Upon completion of the acquisition, the former shareholders of FCB have an approximate 49.9% interest in the Company. The fair value of $14.14 for each of the Company’s common shares issued to complete the acquisition of FCB on March 12, 2007 was based on the average of the quoted market price per share of National Mercantile’s common stock for a period of three days before, the day of and three days after the announcement of the merger on June 15, 2006. In addition, FCB had 160,100 employee stock options outstanding at the acquisition date. On the acquisition date, the Company exchanged the FCB stock options for options to purchase shares of the Company’s common stock which resulted in the Company granting a total of 286,643 stock options with a weighted average exercise price of $10.33 per share to former FCB employees and executives. The fair value of the stock options of $1.4 million is included in the purchase price.

Under the purchase method of accounting, the estimated cost of approximately $84.9 million to acquire FCB, including transaction costs, was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition as summarized below (in thousands, except share and per share amounts):

Purchase Price
Number of shares of Company stock issued for FCB stock	5,868,586
Price of the Company’s stock on the date of Merger Agreement	$14.14
Total stock consideration		$82,982
Fair value of FCB’s stock options converted to Company stock options at acquisition date		1,408
Less: Fair value of unvested options related to future service periods		(804)

Total common stock issued and stock options assumed		83,586
Direct costs of the acquisition		1,338

Total purchase price and acquisition costs		84,924
Allocation of Purchase Price
FCB’s equity	$49,444
Less: Intangible assets derecognized	(17,152)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(2,489)
Core deposit intangibles	5,488
Other assets	6,983
Deferred tax liabilities	(3,508)
Deposits	(624)
Borrowings	(37)
Subordinated debt	(200)

Fair value of net assets acquired		37,905

Estimated goodwill arising from acquisition		$47,019

The Company has based the allocation of purchase price above on an estimate of the fair values of the assets acquired and the liabilities assumed. Valuations of certain assets and liabilities of FCB were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

The following information presents the pro forma results of operations for the three months ended June 30, 2006 and six months ended June 30, 2007 and 2006, as though the acquisition had occurred on January 1, 2006. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2006 or the results that may be achieved in the future.

	Pro forma Results of Operations
	Three months ended June 30, 2006	Six months ended
(in thousands, except per share data)		June 30, 2007	June 30, 2006
Net interest income	$12,297	$19,504	$23,395
Noninterest income	(152)	4,620	270
Noninterest expense	7,962	20,808	15,883
Provision for loan losses	80	—	265

Income before tax	4,103	3,316	7,517
Income taxes	1,701	1,306	3,045

Net income	$2,402	$2,010	$4,472

Pro forma earnings per share
Basic	$0.21	$0.17	$0.39
Diluted	$0.20	$0.16	$0.38
Pro forma weighted average shares
Basic	11,399	11,549	11,399
Diluted	11,920	12,235	11,920

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	June 30, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,102	$11	$—	$2,113
U.S. government agency notes	12,908	2	(31)	12,879
U.S. government agency mortgage-backed securities	102,062	26	(1,706)	100,382
Collateralized mortgage obligations	9,640	33	—	9,673
Municipal securities	49,411	—	(804)	48,607

Securities available-for-sale	$176,123	$72	$(2,541)	$173,654

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$599	$—	$(4)	$595
U.S. government agency notes	8,985	2	(65)	8,922
U.S. government agency mortgage-backed securities	58,067	108	(607)	57,568
Collateralized mortgage obligations	6,417	41	(8)	6,450
Municipal securities	28,991	153	(252)	28,892

Securities available-for-sale	$103,059	$304	$(936)	$102,427

At June 30, 2007, there were no securities held-to-maturity. At December 31, 2006, securities-held-to-maturity at amortized cost was $1,987 with an aggregate fair value of $1,947. Gross unrealized losses on securities held-to-maturity was $40 at December 31, 2006. Securities held-to-maturity was comprised of FHLMC/FNMA-issued mortgage pass-through certificates.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

(in thousands)	At June 30, 2007	At December 31, 2006
Commercial mortgage	$299,300	$140,636
Construction and land development	166,091	83,188
Commercial loans and lines of credit	155,644	105,862
Multifamily mortgage	36,029	17,602
Home mortgage	34,204	8,790
Home equity loans and lines of credit	23,594	—
Installment & credit card	16,236	9,640

Total loans	731,098	365,718
Allowance for loan losses	(8,296)	(4,740)

Loans, net	$722,802	$360,978

Loans held for sale	$7,256	$—

At June 30, 2007, loans held for sale were $7.3 million and consist of commercial and multifamily mortgages originated for sale into the secondary market as well as SBA 7(a) loans, the government guaranteed portion of which will be sold into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June, 30
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$8,296	$4,562	$4,740	$4,468
Provision for loan losses	—	40	—	72
Addition from the merger	—	—	3,531	—
Loans charged-off	(5)	—	(6)	(1)
Transfers to undisbursed commitment allowance	—	46	18	109
Recoveries on loans charged-off	5	—	13	—

Ending balance	$8,296	$4,648	$8,296	$4,648

Allowance to loans	1.12%	1.32%	1.12%	1.32%

Nonperforming loans and assets were as follows:
Accruing loans past due 90 days or more	$953	$—	$1,225	$—
Nonaccrual loans	$5,992	$—	$5,992	$300
Foreclosed assets	$161	$—	$161	$—

There were $6.0 million of nonaccrual loans at June 30, 2007.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.2 million at June 30, 2007 includes $47.0 million, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2006, goodwill was $3.2 million. No impairment loss was recognized for the periods ended June 30, 2007 and December 31, 2006.

Core deposit intangibles, net of accumulated amortization, was $6.4 million at June 30, 2007 and $1.2 million at December 31, 2006. Amortization expense for the three months and six months ended June 30, 2007 was $189,000 and $282,000, respectively. Amortization expense for the three months and six months ended June 30, 2006 was $56,000 and $112,000, respectively.

Other intangibles includes trade name, net of accumulated amortization, of $3.9 million, representing the fair value of the First California Bank name recorded as part of the merger. Amortization expense for the three months and six months ended June 30, 2007 was $133,000.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

In July 2001, the Company issued $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures”) that paid interest each January 26 and July 26. The Junior Subordinated Debentures were held by National Mercantile Capital Trust I (the “Trust”), a Delaware business trust, formed by the Company for the sole purpose of issuing certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in the Junior Subordinated Debentures. The Trust Preferred Securities were redeemed and the Junior Subordinated Debentures were repaid in January 2007 from the net proceeds of First California Capital Trust I securities, as described below. The redemption price of the Junior Subordinated Debentures was 107.6875% of the principal amount, plus accrued interest, or a total of $17.3 million. As a result of the redemption, the Company incurred a charge during the first quarter of 2007 of $1.6 million. The charge reflects the redemption premium and the write-off of the unamortized Debenture issuance costs.

On January 24, 2007, the Company and its newly formed subsidiary, First California Capital Trust I (“First California Trust”), a Delaware statutory trust, issued $16.5 million of the First California Trust’s capital securities, liquidation amount $1,000 per capital security. The capital securities represent undivided beneficial interests in the First California Trust’s assets, which consist primarily of the Company’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures described below. The First California Trust’s capital securities mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012.

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

As a result of the merger, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having an estimated fair value of $10,110,000.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans. The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$3,110	$3,110	$1,146	$1,146	$2,015	$2,015	$2,202	$2,202

Basic weighted average common shares outstanding	11,565	11,565	5,542	5,542	9,247	9,247	5,530	5,530
Options	416	—	251	—	427	—	259
Convertible preferred stock	260	—	242	—	259	—	230

Net effect of dilutive securities	676	—	493	—	686	—	489	—

Diluted weighted average common shares outstanding	12,241	11,565	6,035	5,542	9,933	9,247	6,019	5,530

Earnings per share	$0.25	$0.27	$0.19	$0.21	0.20	$0.22	$0.37	$0.40

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$3,110	$1,146	$2,015	$2,202
Other comprehensive loss before tax, and unrealized losses on securities and derivative instruments:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(209)	(317)	14	(821)
Unrealized loss on interest rate floors used in cash flow hedges	(26)	(24)	(47)	(248)
Unrealized holding losses on securities available-for-sale arising during the period	(3,336)	(1,409)	(3,866)	(2,205)
Less: Reclassification of losses included in net income, net of income tax benefit of $ 18	—	—	24	—

Other comprehensive loss, before tax	(3,571)	(1,750)	(3,875)	(3,274)
Income tax benefit related to items of other comprehensive income	1,474	705	1,785	1,149

Other comprehensive loss	(2,097)	(1,045)	(2,090)	(2,125)

Total comprehensive income (loss)	$1,013	$101	$(75)	$77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

the Company’s ability to integrate the operations of Mercantile National Bank, South Bay Bank, N.A., and First California Bank and to achieve expected synergies, operating efficiencies or other benefits within expected time-frames or at all, or within expected cost projections;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document, and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf, are expressly qualified by these cautionary statements.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $8,296,000 at June 30, 2007 and $4,740,000 at December 31, 2006.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the financial statements. There were no net deferred tax assets at June 30, 2007 and net deferred tax assets of $1,663,000 at December 31, 2006. There was no valuation allowance at June 30, 2007 and December 31, 2006.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $50,216,000 at June 30, 2007 and was $3,225,000 at December 31, 2006; there was no impairment loss at either period end.

Derivative instruments and hedging

An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. Our hedges were effective at June 30, 2007 and December 31, 2006.

Overview

We were a wholly-owned subsidiary of National Mercantile Bancorp, or National Mercantile, formed to facilitate the reincorporation merger with National Mercantile and the merger with FCB Bancorp, or FCB. Accordingly, our historical balance sheet and results of operations before the merger are the same historical information of National Mercantile. We accounted for the FCB merger using the purchase method of accounting; accordingly, our balance sheet includes preliminary estimates of the fair value of the assets acquired and liabilities assumed from FCB. Our results of operations for the six months ended June 30, 2007 include the operations of FCB from the date of acquisition.

For the second quarter of 2007, we had net income of $3.1 million, compared with net income of $1.1 million for the second quarter of 2006. For the six months ended June 30, 2007, we had net income of $2.0 million compared with $2.2 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 included a pre-tax charge of $1.6 million related to a refinancing of trust preferred securities we completed early in the first quarter. The trust preferred refinancing should save us approximately $500,000 per year in pre-tax interest expense. In addition, we completed an integration program among our three banks that combined the banks under a single brand – First California Bank. The integration program resulted in pre-tax charges of approximately $3.5 million in the first quarter and $1.4 million in the second quarter of 2007. Also, we sold the remaining two bank charters in the second quarter of 2007 for a gain of $2.4 million.

Our 2007 second quarter net income on a diluted per share basis was $0.25 compared to $0.19 for the same quarter a year ago. Our per share data for 2007 reflect the increase in outstanding weighted average shares that resulted from our issuance of 5.9 million common shares in the merger with FCB Bancorp.

Results of operations – for the three and six months ended June 30, 2007 and 2006

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

Our net interest income for the second quarter of 2007 was $11.7 million, up 95% from $6.0 million for the same quarter a year ago. Our 2007 second quarter net interest margin (tax equivalent) was 5.14%, compared to 5.26% for the same quarter last year. Net interest income for the first six months of 2007 was $19.0 million, up 62% from $11.7 million for the same period a year ago. Our 2007 year-to-date net interest margin (tax equivalent) was 4.93%, compared to 5.35% for the same period a year ago. The increase in our net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease in our net interest margin reflects principally the increase in the rates paid for our interest-bearing funds.

	Three months ended June 30,
	2007			2006
(in thousands)	Average Balance	Income / Expense	Average Rate/Yield	Average Balance	Income / Expense	Average Rate/Yield
Loans	$733,476	$15,875	8.68%	$350,878	$7,551	8.63%
Securities	178,240	2,209	4.97%	100,419	1,319	5.27%
Federal funds sold	1,299	17	5.25%	1,211	13	4.31%
Deposits with banks	21,085	52	0.99%	2,500	30	4.81%

Total earning assets	934,100	18,153	7.79%	455,008	8,913	7.86%
Non earning assets	69,784	—		32,364	—

Total assets	$1,003,884	$18,153		$487,372	$8,913

Interest bearing deposits	$544,204	$4,598	3.39%	$273,139	$2,044	3.00%

Borrowings	106,989	1,406	5.27%	39,259	506	5.17%
Junior subordinated debentures	26,747	439	6.58%	15,464	397	10.30%

Total borrowed funds	133,736	1,845	5.53%	54,723	903	6.62%

Total interest bearing funds	677,940	6,443	3.81%	327,862	2,947	3.61%

Noninterest checking	220,093			115,474
Other liabilities	11,831			4,628
Shareholders’ equity	94,020			39,408

Total liabilities and shareholder’s equity	$1,003,884	$6,443		$487,372	$2,947

Net interest income		$11,710			$5,966
Net interest margin (tax equivalent) [1]			5.14%			5.26%

	Six months ended June 30,
	2007			2006
(in thousands)	Average Balance	Income / Expense	Average Rate/Yield	Average Balance	Income / Expense	Average Rate/Yield
Loans	$615,178	$26,194	8.59%	$346,831	$14,591	8.48%
Securities	155,275	3,886	5.05%	90,409	2,304	5.14%
Federal funds sold	1,271	29	4.60%	829	18	4.38%
Deposits with banks	18,146	91	1.01%	2,103	51	4.89%

Total earning assets	789,870	30,200	7.71%	440,172	16,964	7.77%
Non earning assets	49,236	—		32,882	—

Total assets	$839,106	$30,200		$473,054	$16,964

Interest bearing deposits	$454,526	$7,945	3.52%	$263,671	$3,614	2.76%

Borrowings	93,851	2,493	5.36%	35,741	875	4.94%
Junior subordinated debentures	23,449	798	6.86%	15,464	793	10.34%

Total borrowed funds	117,300	3,291	5.66%	51,205	1,668	6.57%

Total interest bearing funds	571,826	11,236	3.96%	314,876	5,282	3.38%

Noninterest checking	183,373			114,428
Other liabilities	9,734			4,329
Shareholders’ equity	74,173			39,421

Total liabilities and shareholder’s equity	$839,106	$11,236		$473,054	$5,282

Net interest income		$18,964			$11,682
Net interest margin (tax equivalent) [1]			4.93%			5.35%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

	Three months ended June 30, 2007 to 2006 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$44	$8,280	$8,324
Interest on securities	(79)	969	890
Interest on Federal funds sold	3	1	4
Interest on deposits with banks	(41)	63	22

Total interest income	(73)	9,313	9,240

Interest expense
Interest on deposits	296	2,258	2,554
Interest on borrowings	10	890	900
Interest on junior subordinated debentures	(178)	220	42

Total interest expense	128	3,368	3,496

Net interest income	$(201)	$5,945	$5,744

	Six months ended June 30, 2007 to 2006 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$191	$11,412	$11,603
Interest on securities	(41)	1,623	1,582
Interest on Federal funds sold	1	10	11
Interest on deposits with banks	(69)	109	40

Total interest income	82	13,154	13,236

Interest expense
Interest on deposits	1,194	3,137	4,331
Interest on borrowings	80	1,538	1,618
Interest on junior subordinated debentures	(321)	326	5

Total interest expense	953	5,001	5,954

Net interest income	$(871)	$8,153	$7,282

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. In view of this, and our continued critical evaluation of other relevant data, we did not increase the allowance for loan losses through a provision charged to operations in the first or second quarter of 2007. For the first and second quarter of 2006, our provision for loan losses was $32,000 and $40,000, respectively.

Our service charges, fees and other income for the second quarter of 2007 increased 181% to $824,000 from $293,000 for the same quarter of 2006 as a result of the merger.

We recognize trading gains and losses on our non-hedging interest rate swaps and floors in noninterest income. For the first half of 2006, we had trading losses of $817,000 from an interest rate swap associated with our fixed rate junior subordinated debentures. We terminated that interest rate swap in the third quarter of 2006.

Our merger with FCB introduced a new source of revenue from the origination and sale of commercial and multi-family property mortgages. In the second quarter of 2007, our Commercial Mortgage Division sold $39.1 million of mortgages for a gain of $752,000. In addition, our Division brokered loans for commissions of $64,000. At the end of the 2007 second quarter, commercial and multi-family loans held for sale were $7.3 million. We had no loans held for sale at the end of the year ago quarter. For the first half of 2007, our Commercial Mortgage Division sold $57.2 million of mortgages for a gain of $978,000. In addition, our Division brokered loans for commissions of $96,000.

Our noninterest expense for the first half of 2007 was $20.2 million compared with $7.6 million for the same period last year. The increase primarily reflects integration-related expenses and the loss on the early termination of debt and other operating expenses due to the merger.

We launched an integration program shortly after the merger which combined our three banks under a single brand – First California Bank. We recognized integration program pre-tax charges of $1.4 million and $4.9 million for the three months and six months ended June 30, 2007, respectively. These charges include $1.2 million severance for the former chief executive officer of National Mercantile and $1.8 million to exit National Mercantile technology. The additional charges incurred in the second quarter of 2007 were primarily for additional severance and technology implementation costs. During this integration, the three banks combined under a single charter which freed two national bank charters. On June 18, 2007, we sold these national bank charters and selected assets to United Central Bank and The Independent Bankers Bank, both of Texas. The sale generated a pre-tax gain of approximately $2.4 million in the second quarter of 2007. We installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies.

In January 2007, we elected to redeem all of the $15.5 million outstanding 10.25% fixed rate junior subordinated debentures due July 25, 2031. The debentures were redeemable at a price of 107.6875% of the principal amount outstanding plus accrued interest. As a result we incurred a pre-tax charge of $1.6 million in the first quarter of 2007.

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

Our efficiency ratio was 61% for the second quarter of 2007 compared with 64% for the same quarter in prior year. For the six months ended June 30, 2007 and 2006, the efficiency ratio was 84% and 65%, respectively. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The 2007 year-to-date efficiency ratio of 84% reflects the impact of our integration/conversion and debt prepayment expenses.

Financial position – June 30, 2007 compared with December 31, 2006

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Ventura, Los Angeles and Orange. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans, comprise a smaller portion of the loan portfolio.

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

Since the risks in each category of loan changes based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. In a stabilized economic environment, it is generally considered that home mortgage loans have the least risk, followed by home equity loans, multifamily property loans, commercial property loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.

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

Loans

Total loans, including loans held for sale, increased 102% to $738.4 million at June 30, 2007 from $365.7 million at December 31, 2006. The loan growth was primarily the result of our merger and to a lesser extent the growth from our business lending activity.

(in thousands)	At June 30, 2007	At December 31, 2006
Commercial mortgage	$299,300	$140,636
Construction and land development	166,091	83,188
Commercial loans and lines	155,644	105,862
Multifamily mortgage	36,029	17,602
Home mortgage	34,204	8,790
Home equity loans and lines	23,594	—
Installment & credit card	16,236	9,640

Total loans	731,098	365,718
Allowance for loan losses	(8,296)	(4,740)

Loans, net	$722,802	$360,978

Loans held for sale	$7,256	$—

The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the commercial mortgage loans above are loans that we consider to be a commercial loan for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances, we are not looking to the real property as its primary source of repayment, but rather as a secondary or tertiary source of repayment.

Commercial mortgage loans, the largest segment of our portfolio, were 41 percent of total loans at June 30, 2007 compared with 39 percent at December 31, 2006. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Ventura, Orange and Los Angeles Counties.

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Construction loans represent the second largest category of loans and were 22 percent of total loans at June 30, 2007 compared with 23 percent at December 31, 2006. Construction loans represent single-family and commercial building projects and are approximately evenly divided between the two types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the Federal Institutions Reform Recovery and Enforcement Act (FIRREA) conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Commercial loans were 21 percent of total loans at June 30, 2007, down from 29 percent at December 31, 2006. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

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

Multifamily residential mortgage loans were 5 percent of total loans at June 30, 2007 compared with 5 percent at December 31, 2006. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above.

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

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrued loans and low levels of net charge-offs – for an extended period of time. As a result, there was no provision for loan losses in the first half of 2007.

The ratio of the allowance for loan losses to loans was 1.12 percent at June 30, 2007 compared with 1.29 percent at December 31, 2006. While we believe that our allowance for loan losses was adequate at June 30, 2007 and December 31, 2006, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June, 30
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$8,296	$4,562	$4,740	$4,468
Provision for loan losses	—	40	—	72
Additions from the merger	—	—	3,531	—
Loans charged-off	(5)	—	(6)	(1)
Transfers to undisbursed commitment allowance	—	46	18	109
Recoveries on loans charged-off	5	—	13	—

Ending balance	$8,296	$4,648	$8,296	$4,648

Allowance to loans	1.12%	1.32%	1.12%	1.32%

The allowance for loan losses on undisbursed commitments was $774,000 at June 30, 2007 compared with $521,000 at December 31, 2006. There have been no charges to the allowance since year end 2006. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	June 30, 2007		December 31, 2006
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial mortgage	$2,945	35%	$1,545	33%
Multifamily mortgage	364	4%	265	6%
Commercial loans and lines	2,145	26%	1,384	29%
Construction and land development	2,147	26%	1,252	26%
Home equity loans and lines	110	1%	162	3%
Home mortgage	427	5%	132	3%
Installment & credit card	158	2%	—	0%

Total loan allowance	$8,296	100%	$4,740	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

The following table presents our nonperforming loans and assets. The increase in nonaccrual loans in the second quarter represents primarily a matured real estate secured loan. We anticipate full repayment of this loan with interest and do not anticipate a loss.

	Three Months Ended June 30,		Six Months Ended June, 30
	2007	2006	2007	2006
	(Dollars in thousands)
Accruing loans past due 90 days or more	$953	$—	$1,225	$—
Nonaccrual loans	$5,992	$—	$5,992	$300
Foreclosed assets	$161	$—	$161	$—

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At June 30, 2007, core deposits totaled $589.9 million. At December 31, 2006 core deposits totaled $300.5 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at June 30, 2007 and December 31, 2006 were $273.4 million and $135.4 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2007 or December 31, 2006.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon our bank’s earnings. First California Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the California department of financial institutions as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first half of 2007, we received $3.0 million in dividends from our bank subsidiaries. The amount of dividends available for payment by our remaining bank subsidiary to the holding company at June 30, 2007 was $534,000 without prior approval from bank regulators. The Company has $9.8 million in cash on deposit with its bank subsidiary.

Junior subordinated debentures were $26.6 million at June 30, 2007, up from $15.5 million at December 31, 2006. The increase principally reflects the debentures of FCB assumed in the merger.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income or loss,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, increased to $173.7 million, or 69.6 percent, at June 30, 2007 from $102.4 million at December 31, 2006.

Net unrealized holding losses at June 30, 2007 and at December 31, 2006 were $2,469,000 and $632,000, respectively. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of June 30, 2007, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

	Six months ended June 30,
	2007		2006
(in thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest bearing checking	$183,373		$114,428
Interest checking	36,723	0.67%	32,478	0.63%
Savings and money market accounts	195,377	3.22%	118,180	2.36%
Time deposits less than $100,000	83,885	3.82%	24,096	3.11%
Time deposits of $100,000 or more	138,541	4.43%	88,917	3.99%

Total average deposits	$637,899	2.51%	$378,099	1.93%

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At June 30, 2007, we had $86.7 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $41.7 million of FHLB advances. The securities sold under agreements to repurchase mature $15.0 million in 2008 and $30.0 million in 2009. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$41,721	4.94%	$10,300	5.25%
Maximum amount outstanding at any month-end during the period	$97,802	5.19%	$27,400	4.48%
Average amount outstanding during the period	$48,851	5.00%	$13,991	5.00%

The following table presents the maturities of FHLB advances at June 30, 2007.

(in thousands)	Amount	Maturity Year	Weighted Average Interest Rate
Overnight advances	$12,260	2007	5.47%
Term advances	8,450	2007	4.46%
Term advances	12,000	2008	5.00%
Term advances	7,511	2009	5.11%
Term advances	1,500	2010	5.13%

	$41,721

Capital resources

The following table presents, at the date indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for our remaining single bank subsidiary.

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital (to risk weighted assets)	113,001	13.71%	65,933	> 8.00%
Tier I capital (to risk weighted assets)	103,931	12.61%	32,966	> 4.00%
Tier I capital (to average assets)	103,931	8.75%	47,511	> 4.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk weighted assets)	62,029	14.88%	33,336	> 8.00%
Tier I capital (to risk weighted assets)	56,820	13.63%	16,668	> 4.00%
Tier I capital (to average assets)	56,820	12.24%	18,573	> 4.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Commitments, contingent liabilities, contractual obligations and off-balance commitments

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $180.1 million at June 30, 2007 compared with $129.8 million at December 31, 2006. Commercial and stand-by letters of credit were $4.1 million and $1.2 million at June 30, 2007 and December 31, 2006, respectively.

	June 30, 2007
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
FHLB overnight advances	$12,260	$—	$—	$—	$12,260
FHLB term advances	14,461	15,000	—	—	29,461
Securities sold under repurchase agreements	15,000	30,000			45,000
Salary continuation benefits	—	—	—	485	485
Severance benefits	65	520	520	195	1,300
Junior subordinated debentures	—	—	—	26,622	26,622
Operating lease obligations	1,541	2,746	2,044	3,318	9,649

Total	$43,327	$48,266	$2,564	$30,620	$124,777

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We manage interest risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 2.4% within a 12-month time horizon for an assumed 200 basis point decrease in prevailing interest rates or increase approximately 2.4% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended June 30, 2007 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 22, 2007 – April 21, 2007 (1)	85	$14.85	N/A	N/A

(1)	The Company purchased 85 shares of common stock pursuant to the exercise of dissenters’ rights in connection with the mergers of the Company, FCB Bancorp and National Mercantile Bancorp.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on June 21, 2007. All proposals were approved by the requisite vote of the Company’s stockholders.

(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.

(c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Richard D. Aldridge	9,427,914	52,649
Donald E. Benson	9,427,914	52,649
John W. Birchfield	9,426,932	53,631
Joseph N. Cohen	9,356,632	123,931
Robert E. Gipson	9,427,914	52,649
W. Douglas Hile	9,422,914	57,649
Antoinette Hubenette, M.D.	9,434,715	45,848
C. G. Kum	9,404,121	76,442
Syble R. Roberts	9,423,581	56,982
Thomas Tignino	9,422,914	52,649

2)      Approval of an amendment to the Certificate of Incorporation (the “Certificate”) of the Company to remove the supermajority voting provision relating to the authorized capital stock of the Company (Proposal 2):

For	Against	Abstain
9,358,128	86,415	36,020

3) Approval of an amendment to the Certificate of the Company to remove the supermajority voting provision with respect to elections by written ballot (Proposal 3):

For	Against	Abstain and Broker Non-Votes
9,364,398	80,145	36,020

4) Approval of an amendment to the Certificate of the Company to remove the supermajority voting provision relating to the stockholder action by written consent (Proposal 4):

For	Against	Abstain and Broker Non-Votes
9,365,128	79,415	36,020

5)      Approval of an amendment to the Certificate of the Company to remove Article VII of the Certificate containing supermajority voting requirements relating to the ability of stockholders to change the number of directors (Proposal 5):

For	Against	Abstain and Broker Non-Votes
9,379,550	64,663	36,350

6) Approval of an amendment to the Certificate of the Company to remove the supermajority voting provision with respect to amendments to the Certificate (Proposal 6):

For	Against	Abstain and Broker Non-Votes
9,366,873	77,340	36,350

7) Approval of the First California 2007 Omnibus Equity Incentive Plan (Proposal 7):

For	Against	Abstain and Broker Non-Votes
8,240,149	86,944	57,239 and 1,096,231

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc.

3.2	Amended and Restated By-Laws of First California Financial Group, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: August 13, 2007	By:	/s/ Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly Authorized Officer)