Form 10-Q
period 2007-09-30
First California Financial Group, Inc.
filed 2007-11-14
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

11,747,935 shares of Common Stock, $0.01 par value, as of November 9, 2007

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated balance sheets (unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Cash and due from banks	$28,502	$13,438
Federal funds sold	275	—
Securities	204,281	104,414
Loans held for sale	3,567	—
Loans, net	748,179	360,978
Premises and equipment, net	18,753	5,725
Goodwill	50,216	3,225
Core deposits and other intangibles	10,015	1,184
Cash surrender value of life insurance	10,827	—
Accrued interest receivable and other assets	17,081	12,599

Total assets	$1,091,696	$501,563

Non-interest checking	$200,438	$115,745
Interest checking	37,115	26,372
Money market	192,038	118,704
Savings	59,300	22,463
Certificates of deposit, under $ 100,000	163,186	17,250
Certificates of deposit, $100,000 and over	115,160	80,080

Total deposits	767,237	380,614

Borrowings	147,811	55,300
Junior subordinated debentures	26,635	15,464
Accrued interest payable and other liabilities	14,780	5,116

Total liabilities	956,463	456,494

Total shareholders’ equity	135,233	45,069

Total liabilities and shareholders’ equity	$1,091,696	$501,563

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Interest and fees on loans	$15,275	$7,735	$41,137	$22,326
Interest on securities	2,531	1,408	6,450	3,712
Interest on federal funds sold and interest bearing deposits	68	105	114	174

Total interest income	17,874	9,248	47,701	26,212

Interest on deposits	5,265	2,122	13,169	5,736
Interest on borrowings	1,216	869	3,709	1,744
Interest on junior subordinated debentures	439	396	1,237	1,189

Total interest expense	6,920	3,387	18,115	8,669

Net interest income	10,954	5,861	29,586	17,543
Provision for loan losses	—	72	—	144

Net interest income after provision for loan losses	10,954	5,789	29,586	17,399

Service charges on deposit accounts	426	255	1,197	721
Loan sales and commissions	540	—	1,613	—
Gain on sale of bank charters	—	—	2,375	—
Trading gains (losses) on non-hedge derivatives	—	550	—	(267)
Other income	432	23	1,164	215

Total noninterest income	1,398	828	6,349	669

Salaries and employee benefits	4,242	2,131	13,125	6,413
Premises and equipment	1,018	403	2,835	1,191
Loss on early termination of debt	—	—	1,564	—
Integration and conversion expenses	540	—	5,443	—
Other expenses	2,801	999	5,858	3,480

Total noninterest expense	8,601	3,533	28,825	11,084

Income before provision for income taxes	3,751	3,084	7,110	6,984
Provision for income taxes	1,340	1,328	2,684	3,026

Net income	$2,411	$1,756	$4,426	$3,958

Earnings per share:
Basic	$0.21	$0.32	$0.44	$0.71
Diluted	$0.20	$0.29	$0.41	$0.66

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated statements of cash flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net income	$4,426	$3,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment, leasehold improvements	585	364
Provision for credit losses	—	144
Trading loss on non-hedge derivatives	—	267
Stock-based compensation costs	620	290
Accretion of discounts on securities available-for-sale	(580)	(193)
Amortization of premiums on securities held-to-maturity	—	14
Amortization of intangibles	668	167
Amortization of premium on loans purchased	30	80
Loss (gain) on sale of other real estate owned	59	(48)
Gain on sale of bank charters	(2,375)	—
Origination of loans held for sale	(47,585)	—
Proceeds from sale and payments received from loans held for sale	66,393	—
Increase in cash surrender value of life insurance	(217)	—
(Increase) decrease in accrued interest receivable and other assets	(3,743)	1,038
Increase in accrued interest payable and other liabilities	5,250	718

Net cash provided by operating activities	$23,531	6,799

Purchases of securities available-for-sale	(38,367)	(49,682)
Proceeds from repayment and maturities of securities available-for-sale	20,108	18,408
Proceeds from repayment and maturities of securities held-to-maturity	—	439
Payment to terminate non-hedge interest rate swap	—	(842)
Proceeds from sale of Federal Home Loan Bank stock	4,935	—
Purchases of Federal Home Loan Bank stock	(2,593)	(444)
Net change in federal funds sold	61,595	—
Loan originations and principal collections, net	(43,602)	(19,765)
Proceeds from sale of Bank charters	2,375	—
Purchases of premises and equipment	(350)	(326)
Proceeds from sale of other real estate owned	—	1,104
Net cash and cash equivalents received in acquisition	6,760	—

Net cash provided by (used in) investing activities	10,861	(51,108)

Net increase in demand deposits, money market and savings accounts	9,744	20,669
Net decrease in time certificates of deposit	(17,921)	(4,459)
Net increase in securities sold under agreement to repurchase and federal funds purchased	—	45,000
Net decrease in other borrowings	(13,236)	(20,737)
Issuance of junior subordinated debentures	16,495	—
Redemption of junior subordinated debentures	(15,464)	—
Proceeds from exercise of stock options	1,054	354
Redemption of fractional shares in 5-for-4 stock split	—	(1)

Net cash provided by (used in) financing activities	(19,328)	40,826

Change in cash and due from banks	15,064	(3,483)
Cash and due from banks, beginning of period	13,438	16,192

Cash and due from banks, end of period	$28,502	$12,709

Supplemental cash flow information:
Cash paid for interest	$18,119	$7,365
Cash paid for income taxes	272	1,005
Supplemental disclosure of noncash investing activities:
Issuance of common stock for purchase accounting merger	82,982	—
Unrealized gain (loss) on securities available-for-sale, net of tax effect	(314)	43
Unrealized gain (loss) on cash flow hedges, net of tax effect	(154)	30

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

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded and assumed all the rights and obligations of National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets consisted of the capital stock of First California Bank. As contemplated by the Merger Agreement, First California Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay, sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent BankersBank and recognized a gain of $2.4 million during the second quarter of 2007. As a result of these transactions, the three former bank subsidiaries of National Mercantile and FCB now operate under the First California Bank brand. First California Bank provides a broad range of banking products and services, including credit, cash management and deposit services through twelve full service banking offices located in Southern California.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company and its bank subsidiaries but excludes the accounts of FCB Statutory Trust I and First California Statutory Trust I. Results of operations for the nine months ended September 30, 2007 include operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the mergers are the same as the historical information of National Mercantile. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and National Mercantile’s 2006 Annual Reports on Form 10-K and Form 10-KSB, respectively.

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

Allowance for loan losses – The provisions for loan losses charged to operations reflects our judgment of the adequacy of the allowance for loan losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of other factors such as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly in Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

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

Income Taxes – The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material effect on our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our accounting policy is to recognize interest and penalties as a component of income tax expense.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no deferred tax asset valuation allowance at September 30, 2007 and no valuation allowance at December 31, 2006.

Derivative instruments and hedging – An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. Our hedges were effective at September 30, 2007 and December 31, 2006.

Common Shares – The number of shares outstanding of First California common stock was 11.7 million at September 30, 2007 and the number of common shares of our predecessor, National Mercantile, was 5.6 million shares at December 31, 2006. On March 12, 2007, the number of shares of First California common stock outstanding increased by 5.9 million as a result of the merger.

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

The following information presents the pro forma results of operations for the three months ended September 30, 2006 and nine months ended September 30, 2007 and 2006, as though the acquisition had occurred on January 1, 2006. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2006 or the results that may be achieved in the future.

	Pro forma Results of Operations
	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2006	2006	2007
Net interest income	$11,301	$34,367	$32,871
Noninterest income	1,461	2,356	6,765
Noninterest expense	(8,189)	(24,409)	(31,858)
Provision for loan losses	(378)	(153)	—

Income before tax	4,951	12,467	7,778
Provision for income taxes	(2,000)	(5,055)	(3,063)

Net income	$2,951	$7,412	$4,715

Pro forma earnings per share
Basic	$0.26	$0.65	$0.41
Diluted	$0.25	$0.62	$0.40
Pro forma weighted average shares
Basic	11,415	11,415	11,605
Diluted	11,903	11,915	11,715

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

	September 30, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury notes	$1,621	$4	$—	$1,625
U.S. government agency notes	14,901	80	(8)	14,973
U.S. government agency mortgage-backed securities	98,261	182	(842)	97,601
Collateralized mortgage obligations	71,942	456	(337)	72,061
Municipal securities	18,094	13	(86)	18,021

Securities available-for-sale	$204,819	$735	$(1,273)	$204,281

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$599	$—	$(4)	$595
U.S. government agency notes	8,985	2	(65)	8,922
U.S. government agency mortgage-backed securities	58,067	108	(607)	57,568
Collateralized mortgage obligations	6,417	41	(8)	6,450
Municipal securities	28,991	153	(252)	28,892

Securities available-for-sale	$103,059	$304	$(936)	$102,427

At September 30, 2007, there were no securities held-to-maturity. At December 31, 2006, securities-held-to-maturity at amortized cost was $1,987 with an aggregate fair value of $1,947. Gross unrealized losses on securities held-to-maturity was $40 at December 31, 2006. Securities held-to-maturity was comprised of FHLMC/FNMA-issued mortgage pass-through certificates.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

(in thousands)	At September 30, 2007	At December 31, 2006
Commercial mortgage	$295,194	$140,636
Construction and land development	170,033	83,188
Commercial loans and lines of credit	170,743	105,862
Multifamily mortgage	36,591	17,602
Home mortgage	43,394	8,790
Home equity loans and lines of credit	24,972	—
Installment & credit card	15,337	9,640

Total loans	756,264	365,718
Allowance for loan losses	(8,085)	(4,740)

Loans, net	$748,179	$360,978

Loans held for sale	$3,567	$—

At September 30, 2007, loans held for sale were $3.6 million and consisted of commercial and multifamily mortgages originated for sale into the secondary market as well as SBA 7(a) loans, the government guaranteed portion of which will be sold into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Beginning balance	$8,296	$4,648	$4,740	$4,468
Provision for loan losses	—	72	—	144
Addition from the merger	—	—	3,531	—
Loans charged-off	(283)	(21)	(289)	(22)
Transfers to undisbursed commitment allowance	—	(38)	18	71
Recoveries on loans charged-off	72	—	85	—

Ending balance	$8,085	$4,661	$8,085	$4,661

Allowance to loans	1.07%	1.30%	1.07%	1.30%

Nonperforming loans and assets were as follows:

(in thousands)	At September 30, 2007	At December 31, 2006
Accruing loans past due 90 days or more	$890	$—
Nonaccrual loans	$5,720	$—
Foreclosed assets	$244	$303

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.2 million at September 30, 2007 includes $47.0 million representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2006, goodwill was $3.2 million. No impairment loss was recognized for the periods ended September 30, 2007 and December 31, 2006.

Core deposit intangibles, net of accumulated amortization, was $6.2 million at September 30, 2007 and $1.2 million at December 31, 2006. Amortization expense for the three months and nine months ended September 30, 2007 was $142,000 and $435,000, respectively. Amortization expense for the three months and nine months ended September 30, 2006 was $56,000 and $167,000, respectively.

Other intangibles includes trade name, net of accumulated amortization, of $3.8 million, representing the fair value of the First California Bank name recorded as part of the merger. Amortization expense for the three months and nine months ended September 30, 2007 was $100,000 and $233,000, respectively.

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

As a result of the merger, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having an estimated fair value of $10,110,000. The Debentures are due December 15, 2035 and the interest rate is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$2,411	$2,411	$1,756	$1,756	$4,426	$4,426	$3,958	$3,958

Weighted average common shares outstanding—Basic	11,715	11,715	5,546	5,546	10,079	10,079	5,536	5,536

Options	268		196		340		238
Convertible preferred stock	263		244		262		234

Weighted average common shares outstanding—Diluted	12,246		5,986		10,681		6,008

Earnings per share	$0.20	$0.21	$0.29	$0.32	$0.41	$0.44	$0.66	$0.71

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$711	$761	$725	$(60)
Unrealized gain (loss) on interest rate floors used in cash flow hedges	60	29	14	(219)
Unrealized holding gain on securities available-for-sale arising during the period	2,940	2,295	134	90

Total other comprehensive income (loss), before tax	3,711	3,085	873	(189)
Income tax expense related to items of other comprehensive income	(1,540)	(1,256)	(362)	(103)

Other comprehensive income (loss)	2,171	1,829	511	(292)
Net income	2,411	1,756	4,426	3,958

Total comprehensive income	$4,582	$3,585	$4,937	$3,666

NOTE 9 – SUBSEQUENT EVENT

The Company announced on November 7, 2007 that its board of directors authorized a repurchase of up to $5 million of the Company’s common stock. The Company is authorized until November, 2008 to purchase shares from time-to-time in open market or privately negotiated transactions, depending on market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains certain forward-looking statements about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Readers are cautioned that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

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

•	the possibility that personnel changes will not proceed as planned;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

•	volatility in the credit or equity markets;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affect the Company’s business; and

•	changes in the securities markets.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $8,085,000 at September 30, 2007 and $4,740,000 at December 31, 2006.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the financial statements. There were no net deferred tax assets at September 30, 2007; however there were net deferred tax assets of $1,663,000 at December 31, 2006. There was no valuation allowance at December 31, 2006.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $50,216,000 at September 30, 2007 and was $3,225,000 at December 31, 2006; there was no impairment loss at either period end.

Derivative instruments and hedging

An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. Our hedges were effective at September 30, 2007 and December 31, 2006.

Overview

We were a wholly-owned subsidiary of National Mercantile Bancorp, or National Mercantile, formed to facilitate the reincorporation merger with National Mercantile and the merger with FCB Bancorp, or FCB. Accordingly, our historical balance sheet and results of operations before the merger are the same historical information of National Mercantile. We accounted for the FCB merger using the purchase method of accounting; accordingly, our balance sheet includes preliminary estimates of the fair value of the assets acquired and liabilities assumed from FCB. Our results of operations for the nine months ended September 30, 2007 include the operations of FCB from the date of acquisition.

For the third quarter of 2007, we had net income of $2.4 million, compared with net income of $1.8 million for the third quarter of 2006. For the nine months ended September 30, 2007, we had net income of $4.4 million compared with $4.0 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2007 included a pre-tax charge of $1.6 million related to a refinancing of trust preferred securities we completed in the first quarter. The trust preferred refinancing should save us approximately $500,000 per year in pre-tax interest expense. In addition, we completed an integration program among our three banks that combined the banks under a single brand – First California Bank. The integration program resulted in pre-tax charges of approximately $0.5 million for the third quarter of 2007 and $5.4 million for the nine months ended September 30, 2007. Also, we sold the remaining two bank charters in the second quarter of 2007 for a pretax gain of $2.4 million.

Our 2007 third quarter net income on a diluted per share basis was $0.20 compared with $0.29 for the same quarter a year ago. For the first nine months of 2007, net income on a diluted per share basis was $0.41 compared with $0.66 for the same period last year. Our per share data for 2007 reflect the increase in outstanding weighted average shares that resulted from our issuance of 5.9 million common shares and 0.3 million stock options in connection with the merger with FCB Bancorp.

Results of operations – for the three and nine months ended September 30, 2007 and 2006

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

Our net interest income for third quarter of 2007 was $11.0 million, up 86% from $5.9 million for the same quarter a year ago. Our 2007 third quarter net interest margin (tax equivalent) was 4.77%, compared to 5.09% for the same quarter last year. Net interest income for the first nine months of 2007 was $29.6 million, up 69% from $17.5 million for the same period a year ago. Our 2007 year-to-date net interest margin (tax equivalent) was 4.89%, compared to 5.22% for the same period a year ago. The increase in our net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease in our third quarter net interest margin reflects primarily the decline in the average yield on interest-earning assets. The decrease in our year-to-date net interest margin reflects primarily the increase in the rate paid on interest-bearing funds.

	Three Months Ended September 30,
	2007			2006
(in thousands)	Average Balance	Interest Income / Expense	Average Rate/Yield	Average Balance	Interest Income / Expense	Average Rate/Yield
Loans	$742,821	$15,275	8.16%	$348,738	$7,735	8.80%
Securities	183,276	2,531	6.04%	100,310	1,408	5.57%
Federal funds sold	5,048	62	4.87%	4,396	58	5.23%
Deposits with banks	791	6	3.01%	3,216	47	5.80%

Total earning assets	931,936	17,874	7.72%	456,660	9,248	8.03%
Non earning assets	108,898	—		29,676	—

Total assets	$1,040,834	$17,874		$486,336	$9,248

Interest bearing deposits	$567,845	$5,265	3.68%	$258,310	$2,122	3.26%
Borrowings	92,932	1,216	5.19%	55,517	869	6.21%
Junior subordinated debentures	26,321	439	6.62%	15,464	396	10.16%

Total interest bearing funds	687,098	6,920	4.00%	329,291	3,387	4.08%
Noninterest checking	210,776	—		114,790	—
Other liabilities	8,755	—		1,399	—
Shareholders’ equity	134,205	—		40,856	—

Total liabilities and shareholder’s equity	$1,040,834	$6,920		$486,336	$3,387

Net interest income		$10,954			$5,861
Net interest margin (tax equivalent) [1]			4.77%			5.09%

	Nine Months Ended September 30,
	2007			2006
(in thousands)	Average Balance	Interest Income / Expense	Average Rate/Yield	Average Balance	Interest Income / Expense	Average Rate/Yield
Loans	$658,193	$41,137	8.36%	$349,061	$22,326	8.55%
Securities	164,711	6,450	5.74%	95,730	3,712	5.18%
Federal funds sold	2,544	92	4.84%	1,933	76	5.26%
Deposits with banks	912	22	3.23%	2,776	98	4.72%

Total earning assets	$826,360	$47,701	7.82%	$449,500	$26,212	7.80%
Non earning assets	73,019	—		30,911	—

Total assets	$899,379	$47,701		$480,411	$26,212

Interest bearing deposits	492,714	13,169	3.57%	261,666	5,736	2.93%
Borrowings	93,541	3,709	5.30%	44,744	1,744	5.21%
Junior subordinated debentures	24,278	1,237	6.81%	15,464	1,189	10.28%

Total interest bearing funds	610,533	18,115	3.97%	321,874	8,669	3.60%
Noninterest checking	192,608	—		114,183	—
Other liabilities	6,724	—		4,594	—
Shareholders’ equity	89,514	—		39,760	—

Total liabilities and shareholder’s equity	899,379	18,115		$480,411	$8,669

Net interest income		$29,586			$17,543
Net interest margin (tax equivalent) [1]			4.89%			5.22%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

	Three Months Ended September 30, 2007 to 2006 due to
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(602)	$8,142	$7,540
Interest on securities	104	1,019	1,123
Interest on Federal funds sold	(4)	8	4
Interest on deposits with banks	(16)	(25)	(41)

Total interest income	(518)	9,144	8,626

Interest expense
Interest on deposits	305	2,838	3,143
Interest on borrowings	(162)	509	347
Interest on junior subordinated debentures	(170)	213	43

Total interest expense	(27)	3,560	3,533

Net interest income	$(491)	$5,584	$5,093

	Nine Months Ended September 30, 2007 to 2006 due to
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(507)	$19,318	$18,811
Interest on securities	357	2,381	2,738
Interest on Federal funds sold	(6)	22	16
Interest on deposits with banks	(24)	(52)	(76)

Total interest income	(180)	21,669	21,489

Interest expense
Interest on deposits	1,475	5,958	7,433
Interest on borrowings	31	1,934	1,965
Interest on junior subordinated debentures	(486)	534	48

Total interest expense	1,020	8,426	9,446

Net interest income	$(1,200)	$13,243	$12,043

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. In view of this, and our continued critical evaluation of other relevant data, we did not increase the allowance for loan losses through a provision charged to operations in the first, second or third quarters of 2007. For the first, second and third quarters of 2006, our provision for loan losses were $32,000, $40,000 and $72,000, respectively.

Our service charges, fees and other income for the third quarter of 2007 increased 209% to $858,000 from $278,000 for the same quarter of 2006 as a result of the merger.

We recognize trading gains and losses on our non-hedging interest rate swaps and floors in noninterest income. For the first nine months of 2006, we had trading losses of $267,000 from an interest rate swap associated with our fixed rate junior subordinated debentures. We terminated that interest rate swap in the third quarter of 2006.

Our merger with FCB introduced a new source of revenue from the origination and sale of commercial and multi-family property mortgages. In the third quarter of 2007, our Commercial Mortgage Division sold $19.6 million of mortgages for a gain of $496,000. In addition, our Division brokered loans for commissions of $44,000. At the end of the 2007 third quarter, commercial and multi-family loans held for sale were $3.6 million. We had no loans held for sale at the end of the year ago quarter. For the nine months ended September 30, 2007, our Commercial Mortgage Division sold $65.8 million of mortgages for a gain of $1,473,000. In addition, our Division brokered loans for commissions of $140,000.

Our noninterest expense for the three months ended September 30, 2007 was $8.6 million compared with $3.5 million for the same period last year. Our noninterest expense for the nine months ended September 30, 2007 was $28.8 million compared with $11.1 million for the same period last year. The increase primarily reflects integration-related expenses and the loss on the early termination of debt and other operating expenses due to the merger.

We launched an integration program shortly after the merger which combined our three banks under a single brand – First California Bank. We recognized integration program pre-tax charges of $0.5 million and $5.4 million for the three months and nine months ended September 30, 2007, respectively. These charges primarily include $2.3 million severance for the former chief executive officer, chief financial officer, and chief credit officer of National Mercantile and $1.8 million to exit National Mercantile technology. The charge incurred in the third quarter of 2007 related to the severance of the former chief credit officer. During this integration, the three banks combined under a single charter which freed two national bank charters. On June 18, 2007, we sold these national bank charters and selected assets to United Central Bank and The Independent Bankers Bank, both of Texas. The sale generated a pre-tax gain of approximately $2.4 million in the second quarter of 2007. We installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies.

In January 2007, we elected to redeem all of the $15.5 million outstanding 10.25% fixed rate junior subordinated debentures due July 25, 2031. The debentures were redeemable at a price of 107.6875% of the principal amount outstanding plus accrued interest. As a result, we incurred a pre-tax charge of $1.6 million in the first quarter of 2007.

To redeem the July 2031 debentures, we issued $16.5 million 6.80% fixed/floating rate junior subordinated debentures due March 15, 2037. For the first five years, the interest rate is fixed. Thereafter, the interest rate resets quarterly to the 3-month LIBOR rate plus 1.60%. These debentures are redeemable at par, in whole or in part, any time on or after March 15, 2012. We expect to save approximately $500,000 per year in pre-tax interest expense from the early redemption of the former and the issuance of the new debentures.

Our efficiency ratio was 63% for the third quarter of 2007 compared with 52% for the same quarter in prior year. For the nine months ended September 30, 2007 and 2006, the efficiency ratio was 63% and 60%, respectively. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The 2007 year-to-date efficiency ratio of 63% reflects the impact of our integration/conversion and debt prepayment expenses.

Financial position – September 30, 2007 compared with December 31, 2006

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the California counties of Los Angeles, Orange and Ventura. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of our loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans, comprise a smaller portion of our loan portfolio.

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

We manage credit risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Loans, excluding loans held for sale, increased 107% to $756.3 million at September 30, 2007 from $365.7 million at December 31, 2006. The loan growth was primarily the result of our merger and to a lesser extent the growth from our business lending activity.

(in thousands)	At September 30, 2007	At December 31, 2006
Commercial mortgage	$295,194	$140,636
Construction and land development	170,033	83,188
Commercial loans and lines of credit	170,743	105,862
Multifamily mortgage	36,591	17,602
Home mortgage	43,394	8,790
Home equity loans and lines of credit	24,972	—
Installment & credit card	15,337	9,640

Total loans	756,264	365,718
Allowance for loan losses	(8,085)	(4,740)

Loans, net	$748,179	$360,978

Loans held for sale	$3,567	$—

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

Commercial mortgage loans, the largest segment of our portfolio, were 39% of total loans at September 30, 2007 compared with 38% at December 31, 2006. At September 30, 2007 we had approximately 351 commercial mortgage loans with an average balance of $951,800. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail. Owner-occupied commercial mortgage properties represent 18% of our commercial mortgages at September 30, 2007. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura Counties. The following is a table of our commercial mortgage lending by county.

Region/county (in thousands)	At September 30, 2007
Southern California
Los Angeles	$156,020
Orange	23,857
Ventura	90,160
Imperial	498
Riverside	8,210
San Bernardino	6,605
Santa Barbara	241
San Diego	4,365

Total Southern California	289,956

Northern California
Contra Costa	1,270
Fresno	1,381
Kern	1,215
Kings	518
Madera	565
Solano	289

Total Northern California	5,238

Total	$295,194

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70% and a minimum debt service coverage ratio of 1.25. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Construction loans were 22% of total loans at September 30, 2007 compared with 23% at December 31, 2006. At September 30, 2007 we had approximately 75 projects with an average commitment of $3,098,000. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At September 30, 2007, 33% of these loans represent 1 to 4 family residential construction projects, 33% were other residential construction projects and 34% were commercial construction or land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70% of the Federal Institutions Reform Recovery and Enforcement Act (FIRREA) conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80% on loans under $500,000 to 70% on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20% of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our residential construction loans by county.

County	At September 30, 2007
(in thousands)	Commitment	Outstanding
Los Angeles	$99,565	$69,494
Orange	6,310	3,827
Ventura	12,204	11,740
Monterey	4,600	3,715
Riverside	3,626	3,298
Santa Barbara	21,470	18,654

Total	$147,775	$110,728

We are mindful of the recent developments in our marketplace and have supplemented our regular monitoring practices by updating project appraisals, re-evaluating estimated project marketing time and re-evaluating the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves). We are also re-evaluating the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient the project sponsor has made payments to us from their general resources or the project sponsor placed with us the proceeds from a portion of the project sale. In addition, where supported by a current appraisal, loan-to-value requirements, and the ability of the project sponsor, we increased the project commitment. At September 30, 2007 we had one non-accrual land development loan for $5.7 million. While we believe that our monitoring practices are adequate we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Commercial loans were 23% of total loans at September 30, 2007, down from 29% at December 31, 2006. At September 30, 2007, we had approximately 695 commercial loans and lines with an average commitment of $490,900. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services.

Commercial loans are underwritten with maturities not to exceed seven years and we generally require the loan to be fully amortized within the term of the loan. Traditional working capital lines are underwritten for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Field audits are performed by third-party vendors. The maximum advance rate for accounts receivable is 75% and the maximum advance rate for eligible inventory is 25%.

Multifamily residential mortgage loans were 5% of total loans at September 30, 2007 compared with 5% at December 31, 2006. At September 30, 2007 we had approximately 66 multifamily mortgage loans with an average balance of $703,600. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Region/county (in thousands)	At September 30, 2007
Southern California
Los Angeles	$12,925
Orange	12,114
Ventura	3,300
Imperial	—
Riverside	889
San Bernardino	3,146
San Diego	—
Santa Barbara	1,186

Total	33,560

Northern California
Calaveras	1,410
Fresno	530
Mendocino	402
Merced	689

Total	3,031

Total multifamily mortgage	$36,591

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

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrued loans and low levels of net charge-offs – for an extended period of time. As a result, there was no provision for loan losses in the nine months ended September 30, 2007.

The ratio of the allowance for loan losses to loans was 1.07% at September 30, 2007 compared with 1.30% at December 31, 2006. While we believe that our allowance for loan losses was adequate at September 30, 2007 and December 31, 2006, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$8,296	$4,648	$4,740	$4,468
Provision for loan losses	—	72	—	144
Addition from the merger	—	—	3,531	—
Loans charged-off	(283)	(21)	(289)	(22)
Transfers to undisbursed commitment allowance	—	(38)	18	71
Recoveries on loans charged-off	72	—	85	—

Ending balance	$8,085	$4,661	$8,085	$4,661

Allowance to loans	1.07%	1.30%	1.07%	1.30%

The allowance for losses on undisbursed commitments was $399,000 at September 30, 2007 compared with $521,000 at December 31, 2006. There have been no charges to the allowance since year end 2006. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	September 30, 2007		December 31, 2006
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial mortgage	$2,637	39%	$1,545	38%
Multifamily mortgage	245	5%	265	5%
Commercial loans and lines of credit	2,028	23%	1,384	29%
Construction and land development	2,544	22%	1,252	23%
Home equity loans and lines of credit	58	3%	162	—
Home mortgage	443	6%	132	2%
Installment & credit card	130	2%	—	3%

Total loan allowance	$8,085	100%	$4,740	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

The following table presents our nonperforming loans and assets. The increase in nonaccrual loans since year-end represents a matured real estate secured loan. We anticipate full repayment of this loan with interest and do not anticipate a loss.

Nonperforming loans and assets were as follows:

(in thousands)	At September 30, 2007	At December 31, 2006
Accruing loans past due 90 days or more	$890	$—
Nonaccrual loans	$5,720	$—
Foreclosed assets	$244	$303

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

We enjoy a large base of core deposits (representing checking, savings and certificates of deposits under $100,000). At September 30, 2007, core deposits totaled $652.1 million. At December 31, 2006 core deposits totaled $300.5 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include certificates of deposits of $100,000 or more, brokered deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at September 30, 2007 and December 31, 2006 were $263.0 million and $135.4 million, respectively. Brokered deposits totaled $40.0 million at September 30, 2007 and $50.0 million at December 31, 2006. State of California certificates of deposit were $75.0 million at September 30, 2007. There were no State of California certificates of deposit at year end.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2007 or December 31, 2006.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon our bank’s earnings. First California Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the California Department of Finance Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the nine months ended September 30, 2007, we received $3.0 million in dividends from our bank subsidiaries. The amount of dividends available for payment by our remaining bank subsidiary to the holding company at September 30, 2007 was $534,000 without prior approval from bank regulators. The Company has $10.1 million in cash on deposit with its bank subsidiary.

Junior subordinated debentures were $26.6 million at September 30, 2007, up from $15.5 million at December 31, 2006. The increase principally reflects the debentures of FCB assumed in the merger.

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

Available-for-sale securities, at fair value, increased to $204.3 million, or 99.5 percent, at September 30, 2007 from $102.4 million at December 31, 2006. The increase in securities primarily reflects the merger; however in the third quarter of 2007 we purchased approximately $30 million of private label hybrid adjustable rate mortgage pass-through securities.

Net unrealized holding losses on available-for-sale securities at September 30, 2007 and at December 31, 2006 were $538,000 and $632,000, respectively. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of September 30, 2007, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

	Nine months ended September 30,
	2007		2006
(in thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest bearing checking	$192,608		$114,183
Interest checking	38,533	0.77%	31,964	0.69%
Savings and money market accounts	216,207	3.27%	119,802	2.58%
Certificates of deposits less than $100,000	157,302	4.28%	23,741	3.26%
Certificates of deposits of $100,000 or more	80,672	4.44%	86,159	4.16%

Total average deposits	$685,322	2.58%	$375,849	2.04%

Borrowings

Borrowings are comprised of Federal Home Loan Bank, or FHLB, advances and securities sold under agreements to repurchase. At September 30, 2007, we had $147.8 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $102.8 million of FHLB advances. For our overnight FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

Borrowings
	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$41,908	5.09%	$54,695	5.03%

Maximum amount outstanding at any month-end during the period	$41,908	5.09%	$57,001	5.08%

Average amount outstanding during the period	$15,780	5.26%	$37,639	4.70%

The following table presents the maturities of FHLB term advances at September 30, 2007.

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$3,900	2007	4.65%
14,000	2008	5.04%
9,500	2009	5.06%
13,500	2010	4.55%
10,000	2012	4.37%
10,000	2014	4.47%

$60,900

The following table presents maturities of securities sold under agreements to repurchase at September 30, 2007

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2008	5.45%
30,000	2009	5.52%

$45,000

Capital resources

The following table presents, at the date indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for the period.

(in thousands)	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2007

Total capital (to risk weighted assets)

First California Financial Group, Inc.	$114,982	12.86%	$71,529	≥	8.00%
First California Bank	100,968	11.34%	71,252	≥	8.00%	89,066	≥	10.00%

Tier I capital (to risk weighted assets)

First California Financial Group, Inc.	106,498	11.91%	35,765	≥	4.00%
First California Bank	92,484	10.38%	35,626	≥	4.00%	53,439	≥	6.00%

Tier I capital (to average assets)

First California Financial Group, Inc.	106,498	9.29%	45,845	≥	4.00%
First California Bank	92,484	9.42%	39,274	≥	4.00%	49,092	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006

Total capital (to risk weighted assets)

First California Financial Group, Inc.	$62,029	14.88%	$33,336	≥	8.00%
Mercantile National Bank	28,305	13.34%	16,973	≥	8.00%	21,216	≥	10.00%
South Bay Bank, N.A.	25,476	11.58%	17,594	≥	8.00%	21,992	≥	10.00%

Tier I capital (to risk weighted assets)

First California Financial Group, Inc.	56,820	13.63%	16,668	≥	4.00%
Mercantile National Bank	25,706	12.12%	8,486	≥	4.00%	12,730	≥	6.00%
South Bay Bank, N.A.	22,814	10.37%	8,797	≥	4.00%	13,195	≥	6.00%

Tier I capital (to average assets)

First California Financial Group, Inc.	56,820	12.24%	18,573	≥	4.00%
Mercantile National Bank	25,706	9.34%	11,014	≥	4.00%	13,767	≥	5.00%
South Bay Bank, N.A.	22,814	9.83%	9,286	≥	4.00%	11,608	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the company’s common stock. The company is authorized until November, 2008 to purchase shares from time-to-time in open market or privately negotiated transactions, depending on market conditions.

Commitments, contingent liabilities, contractual obligations and off-balance commitments

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $259.2 million at September 30, 2007 compared with $129.8 million at December 31, 2006. Commercial and stand-by letters of credit were $3.4 million and $1.2 million at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
FHLB overnight advances	$41,908	$—	$—	$—	$41,908
FHLB term advances	14,900	26,000	10,000	10,000	60,900
Securities sold under agreements to repurchase	15,000	30,000	—	—	45,000
Salary continuation benefits	—	—	—	522	522
Deferred compensation benefits	550	244	308	—	1,102
Severance benefits	1,209	456	404	—	2,069
Junior subordinated debentures	—	—	—	26,635	26,635
Operating lease obligations	1,542	2,649	1,971	3,096	9,258

Total	$75,109	$59,349	$12,683	$40,253	$187,394

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 0.3% within a 12-month time horizon for an assumed 200 basis point decrease in prevailing interest rates or increase approximately 0.5% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended September 30, 2007 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: November 14, 2007	By:	/s/ Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly Authorized Officer)