Form 10-K
period 2007-12-31
First California Financial Group, Inc.
filed 2008-03-31
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1880 Century Park East, Suite 800 Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 277-2265

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐               Smaller reporting company ☑

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate Market Value of Common Stock Held by Non-affiliates as of June 29, 2007: $74,779,572

As of March 13, 2008, 11,476,384 shares of Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

1

PART I

Item 1.	Business

Our Business

As used herein, the term “First California Financial Group,” “First California,” “FCAL,” “the Company,” “our,” “us,” “we” or similar expression includes First California Financial Group, Inc. and First California Bank unless the context indicates otherwise.

Business of First California Financial Group

First California is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the BHCA. First California’s primary function is to coordinate the general policies and activities of its bank subsidiary, First California Bank, or the Bank, as well as to consider from time to time other legally available investment opportunities.

First California was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of facilitating the mergers of National Mercantile and FCB Bancorp, a California corporation, or FCB. On March 12, 2007, National Mercantile merged with and into First California. Immediately thereafter, the parties completed the previously announced merger of FCB with and into First California. In this document, we refer to the two-step merger of National Mercantile into First California and FCB into First California as the Mergers. As a result of the Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile, whose principal assets were the capital stock of two bank subsidiaries, Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay, and the rights and obligations of FCB, whose principal assets were the capital stock of First California Bank. On June 18, 2007, First California integrated its bank subsidiaries into First California Bank. All references to the Bank on or before June 18, 2007 refer to the Bank, Mercantile and South Bay.

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Camarillo, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Commissioner of Financial Institutions. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the area commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the South Bay, Century City and other parts of Los Angeles, Ventura and Orange Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit and investment products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and one loan production office.

Business loans, represented by commercial real estate loans, commercial loans and construction loans, comprise the largest portion of the Bank’s loan portfolio. Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market price and sell their goods or services for a profit. Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits.

Consumer loans, a smaller component of the Bank’s loan portfolio, are represented by home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependant on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan.

The Bank’s business strategy also stresses the importance of customer deposit relationships to support its lending activities. Checking deposits, savings deposits and certificates of deposits represent a significant low-cost and stable source of funds.

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. Accordingly, in order to meet the changing needs of our customers, the Bank is constantly evaluating a variety of options to broaden the services and products it provides. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through 12 banking offices with ATM access, 24 hour telephone access to account information, on-line banking and courier service and one loan production office. The diversity of our delivery systems enables customers to choose the method of banking that is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

Financial and Statistical Disclosure

Certain of our financial and statistical information is presented within “Item 6. Selected Financial Data,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Competition

The banking business in California, generally, and in the Bank’s service areas, specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks and other financial institutions located in our market areas. Among the advantages that the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank’s service areas offer certain services (such as trust and international banking services) that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits. Moreover, all banks face increasing competition for loans and deposits from non-bank financial intermediaries such as mortgage companies, insurance companies, credit unions and securities firms.

In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLB Act, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revised the Bank Holding Company Act of 1956 and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLB Act also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

Given that the traditional distinctions between banks and other providers of financial services have been effectively eliminated, the Bank has faced and will continue to face additional competition from thrift institutions, credit unions, insurance companies and securities firms. Additionally, the Bank’s ability to cross-market banking products to existing customers or the customers of affiliated companies may make it more difficult to compete.

In order to compete, the Bank uses to the fullest extent possible the familiarity of its directors and officers with the market area and its residents and businesses and the flexibility that the Bank’s independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by directors, officers and other employees. The Bank uses advertising, including radio and newspaper ads and direct mail pieces, to inform the community of the services it offers. The Bank also utilizes emerging marketing techniques, such as the Internet, to reach target markets. The Bank also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business.

The Bank has developed programs that are specifically addressed to the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. The Bank also assists those customers requiring other services not offered by the Bank to obtain those services from correspondent banks. In addition, the Bank offers ATM services, a night depository, courier services, bank-by-mail services, merchant windows and direct deposit services.

The Bank’s management believes that the Bank’s reputation in the communities served and personal service philosophy enhance the ability to compete favorably in attracting and retaining individual, professional and business clients. The Bank also believes that it has an advantage over the larger national and “super regional” institutions because it is managed by well respected and experienced bankers. Moreover, our larger competitors may not offer adequate personalized banking services, since their emphasis is on large volume and standardized retail products.

The Bank also faces growing competition from other community banks. These institutions have similar marketing strategies, have also been successful and are strong evidence regarding the potential success of the community banking sector.

No assurance can be given that ongoing efforts to compete will continue to be successful.

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 75% of our loan portfolio at December 31, 2007 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—December 31,

2007 compared with December 31, 2006.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2007, the Bank had 205 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s, or the FDIC, insurance fund, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the FDIC, and the California Department of Financial Institutions, or the DFI.

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company and the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company or its successors and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

Set forth below is a summary description of certain of the material laws and regulations that relate to our operations and those of the Bank. The description does not purport to be a complete description of these laws and regulations and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation of First California

As a registered bank holding company, First California and its subsidiaries are subject to the FRB’s supervision, regulation and examination under the BHCA. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require.

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

First California is required to obtain the FRB’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. Further, we are allowed to engage, directly or indirectly, only in banking and other activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

First California’s earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which First California and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, as discussed below under “—Regulation of the Bank”, a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, as well as a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates. Various consumer laws and regulations also affect the Banks’ operations. These laws primarily protect depositors and other customers of the Bank, rather than First California or its stockholders.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital.

Dividends and Capital Distributions

Dividends and capital distributions from the Bank constitute the principal source of cash to First California. The Bank is subject to various federal or state statutory and regulatory restrictions on its ability to pay dividends and capital distributions to its shareholder.

Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit state banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Bank may from time to time be permitted to make additional capital distributions to its shareholder with the consent of the DFI. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

Regulatory Capital Guidelines. Each of the Company and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2007
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$115,975	13.41%	$69,167	≥	8.00%
First California Bank	103,414	12.04%	68,687	≥	8.00%	85,858	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	108,048	12.50%	34,583	≥	4.00%
First California Bank	95,487	11.12%	34,343	≥	4.00%	51,515	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	108,048	9.05%	47,770	≥	4.00%
First California Bank	95,487	9.30%	41,065	≥	4.00%	51,332	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$62,029	14.88%	$33,336	≥	8.00%
Mercantile National Bank	28,305	13.34%	16,973	≥	8.00%	21,216	≥	10.00%
South Bay Bank, N.A.	25,476	11.58%	17,594	≥	8.00%	21,992	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	56,820	13.63%	16,668	≥	4.00%
Mercantile National Bank	25,706	12.12%	8,486	≥	4.00%	12,730	≥	6.00%
South Bay Bank, N.A.	22,814	10.37%	8,797	≥	4.00%	13,195	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	56,820	12.24%	18,573	≥	4.00%
Mercantile National Bank	25,706	9.34%	11,014	≥	4.00%	13,767	≥	5.00%
South Bay Bank, N.A.	22,814	9.83%	9,286	≥	4.00%	11,608	≥	5.00%

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

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. At the same time, the agencies announced their intention to issue a proposed rule that provides other U.S. banking organizations an option to adopt a “standardized approach” under BIS II. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

First California is not required to comply with BIS II. First California has not made a determination as to whether it will elect to apply the BIS II requirement when they become effective.

Corrective Action. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•

“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•

“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•

“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

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

Transactions With Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. The Bank’s holding company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Section 23A and 23B and Regulation W. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company or its successors and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Federal Deposit Insurance. The Bank is insured by the FDIC, which currently insures non-IRA deposits of each insured bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (the “BIF”), well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act (i) merged the BIF and the Association Insurance Fund (or SAIF) (now the Deposit Insurance Fund or DIF), (ii) indexed the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increased deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offered credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) imposed a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopted the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorized revisions to the current risk-based system for assessing premiums. Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company or its successor and the Bank.

Money Laundering and Currency Controls. Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act and Fair Lending. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. The Bank’s compliance with the CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”.

The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the Securities and Exchange Commission, or the SEC) and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company or its successors as of December 31, 2007.

Safeguarding of Customer Information and Privacy. The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.

Federal banking rules also limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Patriot Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has augmented its systems and procedures to accomplish this. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

Other Aspects of Banking Law. The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

Impact Of Monetary Policies

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of a Bank’s earnings. These rates are highly sensitive to many factors which are beyond the Bank’s control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•	Open-market dealings in United States government securities;

•	Adjusting the required level of reserves for financial institutions subject to reserve requirements; and

•	Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB’s policies and their impact on the Company and its successors and the Bank cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

Available Information

We maintain an Internet website at www.fcalgroup.com, and a website for First California Bank at www.fcbank.com. At www.fcalgroup.com and via the “Investor Relations” link at the Bank’s websites, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

You may contact our Investor Relations Department at First California Financial Group, Inc., 1880 Century Park East, Suite 800, Los Angeles, California 90067, telephone number (310) 277-2265.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.)

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is available on our website at www.fcalgroup.com and also upon request, at no charge. Requests for copies should be directed to: Investor Relations Department, 1880 Century Park East, Suite 800, Los Angeles, California 90067, telephone number (310) 277-2265.

Item 1A.	Risk Factors

Ownership of our common stock involves risks. You should carefully consider the risks described below in addition to the other information set forth herein. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its subsidiaries.

Risks Related to Our Business

Our growth presents certain risks, including a decline in credit quality or capital adequacy.

The asset growth experienced by National Mercantile and FCB in the years prior to the Mergers and by First California after the Mergers presents certain risks. While we believe we have maintained good credit quality notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for customers of First California. As a result of the Mergers and the corresponding growth, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

If borrowers and guarantors fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk for First California arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for actual loan losses. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

The banking business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest margin is affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We may not be able to minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume and overall profitability.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our banking operations primarily in Ventura, Los Angeles and Orange Counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalizations and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we have and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

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

A significant portion of the combined company’s loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties.

At December 31, 2007, First California had outstanding construction and land development loans in the amount of $148.1 million, representing 20% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 75% for the Company as of December 31, 2007) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on the our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

Substantially all real property collateral for the Company is located in Southern California. Real estate values have declined recently, particularly in California. If real estate sales and appreciation continue to weaken, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic recession or slowdown, an increase in interest rates, earthquakes, brush fires, flooding and other natural disasters particular to California.

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

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Executive Vice President and Chief Financial Officer, Romolo C. Santarosa and a number of other key management personnel. The loss of any of their services or that of other key personnel could materially and adversely affect our future results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

Risks Related to Our Common Stock

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

Only a limited trading market exists for our common stock, which could lead to significant price volatility.

Our common stock was designated for quotation on the Nasdaq National Market in March 2007 and trading volumes since that time have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that stockholders will be able to sell their shares.

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

As of March 13, 2008, First California’s directors, executive officers and other affiliates of First California owned approximately 49.5% of First California’s outstanding voting stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

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

We have never paid a cash dividend on our common stock and we do not expect to pay a cash dividend in the foreseeable future. In November 2007, our board of directors authorized the repurchase of up to $5 million of our common stock and during the year ended December 31, 2007 we purchased 261,979 shares at a weighted average per share cost of $9.00. The Company had $2.6 million in authorized share repurchases remaining at December 31, 2007. Other than repurchases under that program, we presently intend to retain earnings and increase capital in furtherance of our overall business objectives. We will periodically review our dividend policy in view of the operating performance of the company, and may declare dividends in the future if such payments are deemed appropriate.

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

The Bank owns its executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space and adequate parking facilities.

The Bank leases approximately 5,931 square feet of space for administrative functions located at 730 Paseo Camarillo, Camarillo, California. The lease expires July 31, 2009. The monthly base rent for the premises is $7,689 for 2007. The Bank may sublease the property due to the moving of the Company’s headquarters to Westlake Village, California, discussed below.

The Bank also leases approximately 13,880 square feet of space for administrative functions which are located at 1880 Century Park East, Los Angeles, California. The lease term expires in April 2014. The monthly base rent for the premises is $33,785 for 2007. Subsequent to year end, the Company sublet approximately half of its space through the lease expiration in 2014. The initial monthly base sublease rent to be received is $21,240.

In December, 2007 the Bank signed a 10 year lease for 21,901 square feet of space at Westlake Park Place, 3057 Townsgate Road, Westlake Village, California to serve as the Company’s administrative headquarters. The Bank intends to occupy the facility in mid 2008, upon its completion and after receipt of regulatory approval. Initial rent payments of $61,542 will commence after a rent abatement period of approximately six months.

The Bank owns its main branch located at 1150 Paseo Camarillo, Camarillo, California. The building has approximately 9,032 square feet of space and adequate parking facilities.

The Bank also owns its Torrance Branch located at 2200 Sepulveda Blvd., Torrance, California.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space and adequate parking facilities.

The Bank also leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term is for 5 years and commenced on September 1, 2004, with one 5-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises is $6,800 for 2007.

The Bank also leases approximately 1,672 usable square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease term is for 5 years and commenced on April 1, 2000, with one 5-year renewal option. The lease is with an unaffiliated third party. The Bank exercised its option and the monthly base rent for the premises is $3,496 for 2007.

The Bank also leases approximately 2,373 square feet of space for its Ventura Branch Office located at 1794 S. Victoria, Suite B, Ventura, California. The lease term is for 10 years and commenced on August 26, 2002, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $7,473 for 2007.

The Bank also leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term is for 10 years and commenced on October 15, 2003, with two 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $14,296 for 2007.

The Bank also leases approximately 5,000 square feet of space for its ground lease located at Simi Valley Towne Center, Simi Valley, California. The lease term is for 20 years. Occupancy commenced on January 2006, with six 5-year renewal options. The lease is with an unaffiliated third party. The monthly base rent for the premises is $10,417 for 2007.

The Bank also leases approximately 1,800 square feet of space for its Century City Branch Office located at 1880 Century Park East, Los Angeles, California. The lease is with an unaffiliated third party and will expire in June, 2014. The monthly base rent for the premises is $10,576 for 2007.

The Bank also leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Blvd, Encino, California. The lease is with an unaffiliated third party and will expire in May, 2009. The monthly base rent for the premises is $4,500 for 2007.

The Bank also leases approximately 3,100 square feet of space for its El Segundo Office located at 1960 East Grand Avenue, El Segundo, California. The lease is with an unaffiliated third party and will expire in February, 2011. The monthly base rent for the premises is $6,115 for 2007. Subsequent to year end, the Bank announced the closure of this location and plans to sublease the facility.

The Bank also leases approximately 3,478 square feet of space for its Sherman Oaks Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The lease term is for five years and commenced on March 1, 2006. The lease is with an unaffiliated third party. The monthly base rent for the premises was $7,304 for 2007.

The Bank also leases approximately 1,585 square feet of space for its Torrance Loan Production Office located at Park Del Amo, 2377 Crenshaw Boulevard, Suite 130, Torrance, California. The lease term is for five years and commenced on April 1, 2003, with one 3-year renewal option. The lease is with an unaffiliated third party. The monthly base rent for the premises was $2,695 for 2007. Prior to year end, this facility was closed and equipment and employees relocated to the Torrance branch.

The Bank also leases approximately 1,491 square feet of space for its Anaheim Hills Branch Office located at 168 S. Fairmont Boulevard, Suite O, Anaheim Hills, California. The lease term commenced on March 7, 1995, and the Bank exercised its option to renew for two year, commencing on July 16, 2006 through July 15, 2008. The monthly base rent for the premises is $3,229 for 2007.

The Bank also leases approximately 2,559 square feet of space for its Beverly Hills Loan Production Office located at 9601 Wilshire Blvd, Beverly Hills, California. The lease is with an unaffiliated third party and will expire in June, 2009. The monthly base rent for the premises is $14,401 for 2007. Effective October 15, 2007, this facility was closed and the lease assigned to an unaffiliated third party.

The Bank also leases approximately 1,555 square feet of space for its Costa Mesa Loan Production Office, located at 3070 Bristol Street, Suite 160, Costa Mesa, California. The monthly base rent for the premises is $3,110 for 2007 and expires in February, 2009. Prior to year end, this facility was closed and equipment and employees relocated to the Irvine branch.

Subsequent to year end, the Bank plans to lease space for its Glendale Branch Office. The lease terms have not been finalized.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its premises.

Item 3.	Legal Proceedings

The nature of First California’s business causes it to be involved in ordinary routine legal proceedings from time to time. First California is not aware of any pending or threatened legal proceedings expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of First California began trading on the Nasdaq Global Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the Nasdaq Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for National Mercantile’s common stock from January 1, 2006 to March 12, 2007 and for First California’s common stock from March 13, 2007 to December 31, 2007, as reported by Nasdaq. Because of the limited market for National Mercantile’s common stock before March 13, 2007 and First California’s common stock after that time, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2006
First Quarter	$15.64	$13.74
Second Quarter	16.34	13.04
Third Quarter	13.30	11.40
Fourth Quarter	14.00	12.18

2007
First Quarter	$13.94	$12.60
Second Quarter	13.75	11.32
Third Quarter	12.25	9.34
Fourth Quarter	10.49	7.00

At March 13, 2008, First California had 411 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

Dividends

From its inception and until the completion of the Mergers in March 2007, First California was a “business combination shell company,” conducting no operations or owning or leasing any real estate or other property. Accordingly, First California did not pay any dividends to its sole stockholder, National Mercantile, prior to the Mergers, nor has First California paid any dividends to its stockholders since the completion of the Mergers. Our stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated deferred interest debentures. We do not currently expect to pay a cash dividend to our stockholders in the foreseeable future. In November 2007, our board of directors authorized the repurchase of up to $5 million of our common stock and during the year ended December 31, 2007 we purchased $2,358,239 of our shares under that program. Other than repurchases under that program, we presently intend to retain earnings and increase capital in furtherance of our overall business objectives. We will periodically review our dividend policy in view of the operating performance of the company, and may declare dividends in the future if such payments are deemed appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2007 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	628,706	$10.40	1,101,188
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	628,706	$10.40	1,101,188

(1)	Includes the First California 2007 Omnibus Equity Incentive Plan, FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

We did not sell any of our equity securities during the quarter ended December 31, 2007 which were not registered under the Securities Act.

Issuer Purchases of Equity Securities

Stock Repurchase Program—In November 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $5.0 million of the Company’s common stock. The table below sets forth information with respect to shares repurchased under the repurchase program during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 7, 2007 – November 30, 2007	231,118	$8.97	231,118	$2,926,425
December 1, 2007 – December 31, 2007	30,861	$9.22	30,861	$2,641,761

Total	261,979	$9.00	261,979

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	a slowdown in construction activity;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and other conflicts;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	inflation, interest rate, securities market and monetary fluctuations;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	our success at managing the risks involved in the foregoing items.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made. We assume no obligation to update such forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Overview

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of First California and its wholly-owned subsidiaries. To the extent such discussion is forward-looking, references to “we,” “our” and “us” mean First California and its consolidated subsidiaries after the Mergers. This discussion and information is derived from our audited consolidated financial statements and related notes for the two years ended December 31, 2007 and 2006. You should read this discussion in conjunction with those consolidated financial statements.

We were a wholly-owned subsidiary of National Mercantile Bancorp, or National Mercantile, formed to facilitate the reincorporation merger with National Mercantile and the merger with FCB Bancorp, or FCB. Accordingly, our historical balance sheet and results of operations before the Mergers are the same historical information of National Mercantile. We accounted for the FCB merger using the purchase method of accounting; accordingly, our balance sheet includes the estimates of the fair value of the assets acquired and liabilities assumed from FCB. Our results of operations for the twelve months ended December 31, 2007 include the operations of FCB from the date of acquisition.

Critical Accounting Policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.

Allowance for loan losses

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $7,828,000 at December 31, 2007 and $4,740,000 at December 31, 2006.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the financial statements. There were no net deferred tax assets at December 31, 2007 and net deferred tax assets of $1.7 million at December 31, 2006. There was no valuation allowance as of December 31, 2007 or December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007 and December 31, 2007.

Goodwill

The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of tradename and core deposit intangibles. Tradename, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Goodwill was $50,216,000 at December 31, 2007 and was $3,225,000 at December 31, 2006; there was no impairment loss at either period end.

Derivative instruments and hedging

An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. Our hedges were effective at December 31, 2007 and December 31, 2006.

Stock Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” to account for stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value provisions of APB 25, “Accounting for Stock Issued to Employees.”

Results of Operations—for the two years ended December 31, 2007

Net income for the year ended December 31, 2007 was $7,088,000 or 66 cents per diluted share compared with net income of $5,642,000 or 94 cents per diluted share in 2006. Net income for 2007 was affected by the Mergers completed in the first quarter of 2007. Our 2007 net income includes nine months and 19 days of combined results as well as the effect of merger-related gains and charges.

Net interest income

Net interest income for 2007 was $40,244,000, up 72 percent from $23,348,000 for 2006. Net interest income was $20,783,000 for 2005. The increase in net interest income reflects the increase in earning assets stemming from an increase in our business loans, securities and from the Mergers completed on March 12, 2007. Loans increased 3 percent (4 percent annualized) from March 31, 2007 to December 31, 2007. Securities increased 27 percent (35 percent annualized) from March 31, 2007 to December 31, 2007. The low percentage growth in loans reflects, in part, the change in the economic climate in the second half of 2007. The increase in securities reflects the purchase of approximately $50 million of agency and private-label mortgage-backed securities in the second half of 2007. Average earning assets increased 92 percent to $872,718,000 for 2007 from $454,492,000 for 2006. Average earning assets for 2005 were $372,663,000.

The net interest margin for 2007 was 4.64% compared with 5.14% for 2006. Net interest margin was 5.58% for 2005. The decrease in the net interest margin for 2007 reflects the general decline in interest rates. The decrease in the net interest margin for 2006 reflects the higher cost of interest bearing deposits and borrowings and the higher proportion of interest bearing funds to interest earning assets.

Average loans were $683,074,000 for 2007 and represented 78 percent of average earning assets, compared with $351,882,000 and 77 percent for 2006. For 2005, average loans were $314,164,000 or 84 percent of average earning assets. Average loans increased 94 percent for 2007 and 12 percent for 2006. The increase in loans reflects the Mergers.

Average securities were $176,259,000 for 2007 and represented 20 percent of average earning assets, compared with $98,411,000 and 22 percent for 2006. For 2005, average securities were $54,665,000 or 15 percent of average earning assets. Average securities increased 79 percent for 2007 after having increased 80 percent for 2006.

Average interest-bearing deposits were $510,810,000 for 2007 and represented 59 percent of average earning assets, compared with $262,757,000 and 58 percent of average earning assets for 2006. Average interest-bearing deposits were $214,171,000 or 57 percent of average earning assets for 2005. Average interest-bearing deposits increased 94 percent for 2007 and 23 percent for 2006. Average certificates of deposit increased substantially in 2007 reflecting both the Mergers completed at the end of the first quarter of 2007 and the increased preference of our customers for certificates of deposit over other deposit products. Noninterest bearing demand deposits for the same periods increased 69 percent and decreased 8 percent, respectively. We had broker certificates of deposits of $30.0 million as of December 31, 2007.

Average interest-bearing liabilities for 2007 were $642,571,000 compared with $325,320,000 for 2006 and $241,821,000 for 2005. The increase in interest-bearing liabilities is a result of the Mergers which took place in the first quarter of 2007.

The following table presents average balances and interest income or interest expense, with resulting average yield or rates on a tax equivalent basis, by earning asset or interest bearing liability category:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,056	$99	4.83%	$1,661	$86	5.18%	$1,647	$50	3.04%
Due from banks-interest-bearing	11,329	26	0.23%	2,538	131	5.16%	2,187	101	4.62%
Securities available-for-sale	176,259	9,236	5.40%	96,104	5,087	5.29%	51,595	1,954	3.79%
Securities held-to-maturity	—	—	—%	2,307	96	4.16%	3,070	121	3.94%
Loans receivable (1) (2)	683,074	56,389	8.26%	351,882	30,100	8.55%	314,164	24,039	7.65%

Total interest earning assets	872,718	65,750	7.57%	454,492	35,500	7.81%	372,663	26,265	7.05%

Noninterest earning assets:
Cash and due from banks – demand	3,798			14,066			16,374
Other assets	78,150			22,879			20,775
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(7,630)			(5,933)			(4,769)

Total assets	$947,036			$485,504			$405,043

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$39,186	328	0.84%	$30,737	221	0.72%	$32,497	$158	0.49%
Money market and savings	223,509	7,185	3.21%	124,319	3,439	2.77%	103,648	1,342	1.29%
Time certificates of deposit:
$100,000 or more	165,319	7,076	4.28%	83,993	3,600	4.29%	51,995	1,365	2.63%
Under $100,000	82,796	3,732	4.51%	23,708	838	3.53%	26,031	620	2.38%

Total time certificates of deposit	248,115	10,808	4.36%	107,701	4,438	4.12%	78,026	1,985	2.54%

Total interest-bearing deposits	510,810	18,321	3.59%	262,757	8,098	3.08%	214,171	3,485	1.63%
FHLB Advances	61,704	3,003	4.87%	13,991	700	5.00%	12,186	412	3.38%
Junior subordinated debentures	25,057	1,676	6.69%	15,464	1,546	10.00%	15,464	1,585	10.25%
Securities sold under agreements to repurchase	45,000	2,506	5.57%	33,108	1,808	5.46%	—	—	—

Total interest-bearing liabilities	642,571	25,506	3.97%	325,320	12,152	3.74%	241,821	5,482	2.27%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	193,630			114,701			124,789
Other liabilities	9,235			4,728			1,811
Shareholders’ equity	101,498			40,755			36,622

Total liabilities and shareholders’ equity	$946,934			$485,504			$405,043

Net interest income		$40,244			$23,348			$20,783

Net interest margin (tax equivalent)			4.64%			5.14%			5.58%

(1)	The average balance of nonperforming loans has been included in loans receivable.
(2)	Yields and amounts earned on loans receivable include loan fees of $3.0 million, $1.8 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Net interest income is affected by changes in the level and mix of average earning assets and average interest-bearing funds. The changes between periods in these balances are referred to as balance changes. The effect on net interest income from changes in average balances is measured by multiplying the change in the average balance between the current period and the prior period by the prior period average rate. Net interest income is also affected by changes in the average rate earned or paid on earning assets and interest-bearing funds and these are referred to as rate changes. The effect on net interest income from changes in average rates is measured by multiplying the change in the average rate between the current period and the prior period by the prior period average balance. Changes attributable to both rate and volume are allocated on a pro rata basis to the change in average volume and the change in average rate.

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2007 vs 2006			2006 vs 2005
	Increase (Decrease) due to:		Net Increase (Decrease)	Increase (Decrease) due to:		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold	$19	$(6)	$13	$—	$36	$36
Interest-bearing deposits with other financial institutions	20	(125)	(105)	16	14	30
Securities available-for-sale	4,200	(51)	4,149	1,686	1,447	3,133
Securities held-to-maturity	(96)	—	(96)	(30)	5	(25)
Loans receivable (2)	27,341	(1,052)	26,289	2,886	3,175	6,061

Total interest-earning assets	31,484	(1,234)	30,250	4,558	4,677	9,235

Interest Expense:
Interest-bearing deposits:
Demand	70	37	107	(9)	72	63
Money market and savings	3,189	557	3,746	268	1,829	2,097
Time certificates of deposit:
$100,000 or more	1,836	(1,704)	132	840	1,395	2,235
Under $100,000	5,050	1,188	6,238	(55)	273	218

Total time certificates of deposit	6,886	(516)	6,370	785	1,668	2,453

Total interest-bearing deposits	10,145	78	10,223	1,044	3,569	4,613
FHLB Advances	2,383	(80)	2,303	61	227	288
Junior subordinated debentures	959	(829)	130	—	(39)	(39)
Securities sold under agreements to repurchase	649	49	698	1,808	—	1,808

Total interest-bearing liabilities	14,136	(782)	13,354	2,913	3,757	6,670

Net interest income	$17,348	$(452)	$16,896	$1,645	$920	$2,565

(1)	The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

We have experienced positive asset quality measures—low levels of delinquencies, low levels of nonaccrual loans, and low levels of net charge-offs—for an extended period of time. As a result, there was no provision for loan losses for the year ended December 31, 2007. The provision for loan losses for 2006 was $248,000.

Noninterest income

Noninterest income was $8,047,000 for 2007 compared with $1,792,000 for 2006.

Service charges on deposit accounts were $1,557,000 for 2007, up 59 percent from $979,000 for 2006. The increase in deposit activity fees was offset by an increase in the available earnings credit applied to commercial deposit accounts.

Earnings on cash surrender value of life insurance were $343,000 for 2007. There were no earnings on cash surrender value of life insurance in 2006. The increase in earnings reflects the acquisition of life insurance policies from the Mergers completed in the first quarter of 2007.

The Mergers also introduced a new source of revenue from the origination and sale of commercial and multi-family property mortgages. Loan commissions and sales totaled $2,199,000 for 2007. We also, as a result of the Mergers, originate SBA 7(a) loans and sell the guaranteed portion of the loan into the secondary market for a gain. In addition, we receive commissions by arranging SBA 504 loans, and commercial and multifamily mortgages for customers that are ultimately funded by others.

Commercial and multifamily mortgages originated and sold in 2007 totaled approximately $76.1 million. Gains from these sales were $1,681,000. Loan commissions on brokered commercial and multifamily mortgages were $409,000 in 2007. SBA 7(a) loans originated and sold were approximately $2.1 million for a gain of $109,000.

Noninterest income also includes a recognized pre-tax gain of $2.4 million from the sale of the bank charters of Mercantile and South Bay to United Central Bank and The Independent Bankers Bank during the second quarter of 2007 and $224,000 of trading gains on non-hedge derivatives during the fourth quarter of 2007.

Other income includes dividends on FHLB stock which were higher in 2007 than in 2006 as a result of higher FHLB stock investment. Other income also includes rental income from the Irvine property.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2007	2006
	(in thousands)
Service charges on deposit accounts	$1,557	$979
Earnings on cash surrender value of life insurance	343	—
Commissions on brokered loans	409	37
Net gain on sale of loans	1,790	—
Net servicing fees	58	—
Gain on sale of bank charters	2,375	—
Trading gains (losses) on non-hedge derivatives	224	(267)
Other income	1,291	1,043

Total noninterest income	$8,047	$1,792

Noninterest expense

Noninterest expense for 2007 was $37,045,000 up 147 percent from $15,028,000 for 2006. The increase for 2007 primarily reflects the results of the Mergers, including integration-related expenses, as well as a loss on the early termination of debt. A key measure of operating efficiency tracked by management is the efficiency ratio, which measures noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The efficiency ratio was 63.18 percent for 2007 compared with 60.85 percent for 2006.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2007	2006
	(in thousands)
Salaries and employee benefits	$17,514	$8,886
Premises and equipment	4,040	1,730
Data processing	1,047	626
Legal, audit, and other professional services	1,353	731
Printing, stationary, and supplies	490	179
Telephone	532	168
Directors’ fees	514	380
Advertising and marketing	1,029	544
Postage	159	57
Amortization of intangibles	1,029	223
Integration and conversion expenses	5,443	—
Loss on early termination of debt	1,564	—
Other expenses	2,331	1,504

Total noninterest expense	$37,045	$15,028

We launched an integration program shortly after the Mergers which combined our three banks under a single brand—First California Bank. We recognized integration and conversion pre-tax charges of $5.4 million in 2007. These charges primarily include $2.3 million severance for the former chief executive officer, chief financial officer, and chief credit officer of National Mercantile and $1.8 million to exit National Mercantile technology. In connection with the integration of the banks, we installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies.

In January 2007, we elected to redeem all of the $15.5 million outstanding 10.25% fixed rate junior subordinated debentures due July 25, 2031. The debentures were redeemable at a price of 107.6875% of the principal amount outstanding plus accrued interest. As a result, we incurred a pre-tax charge of $1.6 million in the first quarter of 2007 which is reflected in our 2007 non-interest expense.

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

Income taxes

The provision for income taxes was $4,158,000 for 2007 compared with $4,222,000 for 2006. The effective tax rate was 37.0 percent for 2007 compared with 42.8 percent for 2006.

The combined federal and state statutory rate for all periods was 41.2 percent. The 2007 effective tax rate was less than the combined statutory tax rate as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position—December 31, 2007 compared with December 31, 2006

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

All categories of loans present credit risk. Major risk factors applicable to all loan categories include changes in international, national and local economic conditions such as interest rates, inflation, unemployment levels, consumer and business confidence, volatility in the stock market and real estate market and the supply and demand for goods and services.

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

Loans

Total loans, excluding loans held for sale, increased 104 percent to $746,179,000 at December 31, 2007 from $365,718,000 at December 31, 2006. Loan growth is the result of our Mergers, and increased lending in our immediate market area.

The following table presents the portfolio of loans:

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial mortgage	$295,496	$141,741	$121,641	$135,411	$131,956
Commercial loans and lines of credit	189,638	105,574	89,261	98,163	76,517
Construction and land development	148,101	82,954	91,783	50,022	27,028
Home mortgage	46,193	8,206	9,970	9,405	8,167
Multifamily mortgage	34,198	17,602	18,663	18,330	13,071
Home equity loans and lines of credit	22,519	2,493	342	—	—
Installment & credit card	10,034	7,148	6,898	2,516	3,510

Total loans	746,179	365,718	338,558	313,847	260,249
Allowance for loan losses	(7,828)	(4,740)	(4,468)	(3,511)	(3,635)

Loans, net	$738,351	$360,978	$334,090	$310,336	$256,614

Loans held for sale	$11,454	$—	$—	$—	$—

The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the mortgage loans above are loans that we consider to be commercial loans for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances we are not looking to the real property as its primary source of repayment, but rather as a secondary or tertiary source of repayment.

Commercial mortgage loans, the largest segment of our portfolio, were 40 percent and 39 percent of total loans at December 31, 2007 and 2006, respectively. We had approximately 336 commercial mortgage loans with an average balance of $882,000. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial and retail. Owner-occupied commercial mortgage properties represent 15 percent of our commercial mortgages at December 31, 2007. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura counties. The composition of this portfolio has remained relatively unchanged since the Mergers. The following is a table of our commercial mortgage lending by county.

Region/county	At December 31, 2007
(in thousands)
Southern California
Los Angeles	$151,075
Orange	27,589
Ventura	95,397
Riverside	7,165
San Bernardino	5,858
Santa Barbara	240
San Diego	3,692

Total Southern California	291,016

Northern California
Alameda	342
Contra Costa	1,262
Fresno	849
Kern	1,177
Madera	562
Solano	288

Total Northern California	4,480

Total commercial mortgage	$295,496

Commercial mortgage loans are underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 25 percent of total loans at December 31, 2007, down from 29 percent at December 31, 2006. We had approximately 732 commercial loans with an average balance of $254,000. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business

Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our loans by business sector.

Industry/Sector	At December 31, 2007
(in thousands)
Healthcare	$13,087
Information	43,440
Manufacturing	16,644
Real Estate	46,450
Services	38,748
Trade	22,295
Transportation and Warehouse	8,974

Total commercial loans	$189,638

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

Construction loans were 20 percent of total loans at December 31, 2007 and 23 percent at December 31, 2006. Since the Mergers however, our construction loan portfolio has declined through pay-offs. At December 31, 2007 we had approximately 62 projects with an average commitment of $3,368,000. Construction loans represent single-family, multi-family and commercial building projects as well as land development loans. At December 31, 2007, 22 percent of these loans, or $32.0 million, represent 1 to 4 family residential construction projects, 50 percent were other residential construction projects and 21 percent were commercial projects and 7 percent were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the Federal Institutions Reform Recovery and Enforcement Act (“FIRREA”) conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our residential construction loans by county.

	At December 31, 2007
County	Commitment	Outstanding
	(in thousands)
Los Angeles	$98,608	$65,753
Orange	7,437	2,656
Ventura	18,870	11,607
Monterey	4,600	4,197
Riverside	2,991	2,813
San Bernardino	4,290	568
Santa Barbara	20,652	19,010

Total construction	$157,448	$106,604

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

Multifamily residential mortgage loans were 5 percent of total loans at December 31, 2007 and 2006. We had approximately 60 multifamily loans with an average balance of $568,000. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Region/county	At December 31, 2007
(in thousands)
Southern California
Los Angeles	$12,028
Orange	11,806
Ventura	3,295
Riverside	880
San Bernardino	2,861
San Diego	565

Total	31,435

Northern California
Calaveras	1,409
Fresno	261
Mendocino	403
Merced	690

Total	2,763

Total multifamily mortgage	$34,198

The following table presents the scheduled maturities of fixed and adjustable rate loans:

	December 31, 2007
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loan
Commercial mortgage	$7,412	$76,653	$63,298	$147,363
Multifamily mortgage	—	1,217	1,601	2,818
Commercial loans and lines	25,352	28,207	6,748	60,307
Construction	26,373	119	—	26,492
Home mortgage	3,209	5,655	15,903	24,767
Home equity loans	—	—	—	—
Installment & credit card	3,537	264	142	3,943

Total fixed rate loan maturities	65,883	112,115	87,692	265,690

Adjustable rate loan
Commercial mortgage	90,232	57,901	—	148,133
Multifamily mortgage	9,961	19,438	1,981	31,380
Commercial loans and lines	77,771	44,061	7,499	129,331
Construction	120,603	1,006	—	121,609
Home equity loans	14,698	1,405	6,416	22,519
Home mortgage	7,877	1,531	12,018	21,426
Installment & credit card	5,597	202	292	6,091

Total adjustable rate loan maturities	326,739	125,544	28,206	480,489

Total maturities	$392,624	$237,657	$115,898	$746,179

Allowance for Loan Losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. Additions to the allowance are established through a provision charged to expense. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge-off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged-off in total. Secured loans are evaluated on a case by case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.

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

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. The allocated allowance is a result of these quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. The unallocated allowance is a result of these qualitative considerations.

In 2007, we considered, among other things, the increase in loans outstanding as a result of the recent Mergers, our positive asset quality measures, our experience in originating, underwriting and servicing real estate loans in a larger three county area over the past year, the depth and competency of our personnel, and the economic outlook and uncertainties of the real estate market, particularly in California, which in the second half of 2007, began to experience rapid and significant deterioration. As a result of our positive asset quality measures and controls, there was no provision in 2007.

We have experienced low levels of nonaccrual loans and loans past due 90 days or more and still accruing. Further, we have also experienced low levels of loans charged-off as well as favorable levels in the recovery of loans previously charged-off. We believe these are consistent with, if not more favorable, with industry trends.

The ratio of the allowance for loan losses to loans was 1.05 percent at December 31, 2007 compared with 1.30 percent at December 31, 2006. While we believe that our allowance for loan losses was adequate at December 31, 2007 and December 31, 2006, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses:

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Beginning balance	$4,740	$4,468	$3,511	$3,635	$4,846
Balance acquired in purchase	3,554	—	—	—	—
Provision (credit) for loan losses	—	248	(84)	220	1,265
Loans charged-off	(567)	(55)	(10)	(57)	(2,851)
Transfer to undisbursed commitment	—	62	(165)	(417)	—
Recoveries on loans charged-off	101	17	1,216	130	375

Ending balance	$7,828	$4,740	$4,468	$3,511	$3,635

Allowance to loans	1.05%	1.30%	1.32%	1.25%	1.40%

The allowance for loan losses on undisbursed commitments was $99,000 at December 31, 2007 compared with $62,000 at December 31, 2006. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	For the years ended December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
	(in thousands)
Commercial mortgage	$2,788	36%	$1,545	33%	$1,600	36%	$1,516	43%	$1,843	51%
Mulitfamily mortgage	157	2%	265	6%	247	6%	204	6%	182	5%
Commercial loans	1,903	24%	1,384	29%	1,177	26%	1,097	31%	1,068	29%
Construction loans	1,766	23%	1,252	26%	1,211	27%	561	16%	379	11%
Home equity loans	65	1%	—	—%	—	—%	—	—%	—	—%
Home mortgage	450	6%	132	3%	138	3%	105	3%	114	3%
Installment and credit card	349	4%	162	3%	95	2%	28	1%	49	1%

Subtotal	7,478		4,740		4,468		3,511		3,635
Unallocated	350	4%	—	—%	—	—%	—	—%	—	—%

Total	$7,828	100%	$4,740	100%	$4,468	100%%	$3,511	100%%	$3,635	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

The following table presents past due and nonaccrual loans. We had no restructured loans for the periods presented.

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Accruing loans past due 90 days or more	$2,848	$—	$—	$1,804	$—
Nonaccrual loans	$5,720	$—	$319	$18	$438
Ratios:
Accruing loans past due 90 days or more to average loans	0.42%	—	—	0.64%	—
Nonaccrual loans to average loans	0.84%	—	0.10%	0.01%	0.17%
Interest foregone on nonaccrual loans:
Foregone interest	$607	$28	$11	$12	$48

Nonaccrual loans at December 31, 2007 represent a matured real estate secured loan. We anticipate full repayment of this loan with interest and do not anticipate a loss.

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At December 31, 2007, core deposits totaled $556.3 million. At December 31, 2006 core deposits totaled $300.5 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at December 31, 2007 and December 31, 2006 were $373.7 million and $135.4 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2007 and 2006.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon the Bank’s earnings. First California Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the twelve months ended December 31, 2007, we received $3.0 million in dividends from our bank subsidiaries. The amount of dividends available for payment by our remaining bank subsidiary to the holding company at January 1, 2008 was $7.5 million without prior approval from bank regulators. The Company has $6.8 million in cash on deposit with its bank subsidiary.

Junior subordinated debentures were $26.6 million at December 31, 2007, up from $15.5 million at December 31, 2006. The increase principally reflects the debentures assumed in the Mergers.

Securities

Securities are classified as “available-for-sale” for accounting purposes and, as such, are recorded at their fair or market values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as “other comprehensive income,” net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield (tax equivalent):

	For the year ended December 31, 2007
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. Treasury notes	$526	$—	$—	$—	$526
U.S. government agency notes	5,600	8,899	—	—	14,499
U.S. government agency mortgage-backed securities	32,046	1,369	22,675	65,065	121,155
Collateralized mortgage obligations	—	70,910	—	—	70,910
Municipal securities	214	2,202	9,354	6,828	18,598
Other domestic debt securities	4,963	—	—	—	4,963

Total	$43,349	$83,380	$32,029	$71,893	$230,651

Weighted average yield
U.S. Treasury notes	3.29%	—	—	—	3.29%
U.S. government agency notes	3.91%	4.36%	—	—	4.18%
U.S. government agency mortgage-backed securities	6.57%	4.51%	5.89%	6.57%	6.42%
Collateralized mortgage obligations	—	6.53%	—	—	6.53%
Municipal securities	2.93%	3.65%	3.71%	3.96%	3.79%
Other domestic debt securities	5.84%	—	—	—	5.84%

Total	6.08%	6.19%	5.25%	6.32%	6.08%

Securities, at amortized cost, increased to $230,651,000, or 119.6 percent, at December 31, 2007 from $103,059,000 at December 31, 2006. The increase in securities primarily reflects the Mergers and our purchase of $30 million of private label hybrid adjustable rate mortgage pass-through securities in the third quarter of 2007 and approximately $20 million of agency hybrid adjustable rate mortgage pass-through securities.

Net unrealized holding losses at December 31, 2007 and 2006 were $804,000 and $936,000, respectively. As a percentage of securities, at amortized cost, unrealized holding losses were 0.35 percent and 0.91 percent at the end of each respective period. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We have evaluated the unrealized losses of these securities and determined, as of December 31, 2007, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the years ended December 31,
	2007		2006		2005
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Core deposits
Noninterest bearing demand deposits	$193,630		$114,701		$124,789
Interest checking	39,186	0.84%	30,737	0.72%	32,497	0.68%
Savings accounts	223,508	3.21%	124,319	2.77%	103,648	3.32%
Time deposits less than $100,000	82,796	4.51%	23,708	3.53%	26,031	3.22%

Total core deposits	539,120	2.09%	293,465	1.53%	286,965	1.57%

Noncore deposits
Time deposits of $100,000 or more	165,319	4.28%	83,993	4.29%	51,995	5.00%

Total core and noncore deposits	$704,439		$377,458		$338,960

Large balance certificates of deposits (that is, balances of $100,000 or more) totaled $204,757,000 at December 31, 2007. Large balance certificates of deposits were $80,080,000 at December 31, 2006 and $87,468,000 at December 31, 2005. A portion of these large balance time deposits represent either deposits placed by the State Treasurer of California with the Bank or brokered deposits. The remainder represents time deposits accepted from customers in our market area.

We use brokered CDs, which are classified as time certificates of deposits $100,000 and over, to supplement our liquidity and achieve other asset liability management objectives (see the discussion under Net Interest Income). Brokered deposits are wholesale certificates of deposit placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that exceed the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At December 31, 2007 we had total brokered deposits of $30.0 million all of which had maturities within 12 months.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$129,528	63%	$46,819	59%	$45,027	51%
Over three months through six months	24,879	12%	5,122	6%	14,459	17%
Over six months through one year	42,474	21%	23,218	29%	24,377	28%
Over one year	7,876	4%	4,921	6%	3,605	4%

Total	$204,757	100%	$80,080	100%	$87,468	100%

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At December 31, 2007, we had $168.9 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $123.9 million of FHLB advances. The securities sold under agreements to repurchase mature $15.0 million in 2008 and $30.0 million in 2009. For our FHLB advances and securities sold under agreements to repurchase, the following table presents the amounts and weighted average interest rates outstanding:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Balance	Weighted average interest rate	Balance	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$168,901	4.56%	$55,300	5.37%
Maximum amount outstanding at any month-end during the period	$168,901	4.56%	$55,300	5.37%
Average amount outstanding during the period	$106,704	5.17%	$47,099	5.32%

The following table presents the maturities of FHLB advances at December 31, 2007.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$24,901	2008	3.30%
Term advances	18,000	2008	4.90%
Term advances	13,500	2009	4.81%
Term advances	25,000	2010	4.27%
Term advances	17,500	2012	4.12%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$123,901

Junior Subordinated Debentures/Trust Preferred Securities

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

As a result of the Mergers, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having an estimated fair value of $10,110,000 (“FCB Debentures”). The FCB Debentures are due December 15, 2035 and the interest rate is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. As a result of the Company’s assumption of the FCB Debentures, the Company also assumed FCB’s obligations under a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent FCB Statutory Trust I fails to pay such distributions from payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures it holds from the Company.

Capital resources

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$115,975	13.41%	$69,167	≥	8.00%
(to risk weighted assets)
Tier I capital	$108,048	12.50%	$34,583	≥	4.00%
(to risk weighted assets)
Tier I capital	$108,048	9.05%	$47,770	≥	4.00%
(to average assets)
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2006
Total capital	$62,029	14.88%	$33,336	≥	8.00%
(to risk weighted assets)
Tier I capital	$56,820	13.63%	$16,668	≥	4.00%
(to risk weighted assets)
Tier I capital	$56,820	12.24%	$18,573	≥	4.00%
(to average assets)

The Bank is also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2007 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$103,414	12.04%	$68,687	≥	8.00%	$85,858	≥	10.00%
(to risk weighted assets)
Tier I capital	$95,487	11.12%	$34,343	≥	4.00%	$51,515	≥	6.00%
(to risk weighted assets)
Tier I capital	$95,487	9.30%	$41,065	≥	4.00%	$51,332	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2006
Total capital (to risk weighted assets)
Mercantile National Bank	$28,305	13.34%	$16,973	≥	8.00%	$21,216	≥	10.00%
South Bay Bank, N.A.	$25,476	11.58%	$17,594	≥	8.00%	$21,992	≥	10.00%

Tier I capital (to risk weighted assets)
Mercantile National Bank	$25,706	12.12%	$8,486	≥	4.00%	$12,730	≥	6.00%
South Bay Bank, N.A.	$22,814	10.37%	$8,797	≥	4.00%	$13,195	≥	6.00%

Tier I capital (to average assets)
Mercantile National Bank	$25,706	9.34%	$11,014	≥	4.00%	$13,767	≥	5.00%
South Bay Bank, N.A.	$22,814	9.83%	$9,286	≥	4.00%	$11,608	≥	5.00%

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

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $198.7 million at December 31, 2007 compared with $129.8 million at December 31, 2006. Commercial and stand-by letters of credit were $2.5 million and $1.2 million at December 31, 2007 and December 31, 2006, respectively.

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
FHLB overnight advances	$24,901	$—	$—	$—	$24,901
FHLB term advances	18,000	38,500	17,500	25,000	99,000
Securities sold under agreements to repurchase	15,000	30,000	—	—	45,000
Salary continuation benefits	—	—	—	559	559
Deferred compensation benefits	338	439	369	—	1,146
Severance benefits	788	530	472	—	1,790
Junior subordinated debentures	—	—	—	26,648	26,648
Operating lease obligations	1,512	4,018	3,391	10,257	19,178

Total	$60,539	$73,487	$21,732	$62,464	$218,222

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 1.9% within a 12-month time horizon for an assumed 200 basis point decrease in prevailing interest rates or increase approximately 2.4% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of First California Financial Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/    MOSS ADAMS LLP

Los Angeles, CA

March 28, 2008

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Cash and due from banks	$17,413	$13,438
Federal funds sold	255	—
Securities available-for-sale, at fair value	231,095	102,427
Securities held-to-maturity, at amortized cost	—	1,987
Loans held for sale	11,454	—
Loans, net	738,351	360,978
Premises and equipment, net	18,626	5,725
Goodwill	50,216	3,225
Other intangibles, net	9,642	1,184
Deferred tax assets	—	1,663
Cash surrender value of life insurance	10,931	—
Accrued interest receivable and other assets	20,859	10,936

Total assets	$1,108,842	$501,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Checking	$197,262	$115,745
Interest checking	53,312	26,372
Savings and money market	229,236	141,167
Certificates of deposit, under $100,000	76,513	17,250
Certificates of deposit, $100,000 and over	204,757	80,080

Total deposits	761,080	380,614
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	123,901	10,300
Junior subordinated debentures	26,648	15,464
Deferred tax liabilities	2,535	—
Accrued interest payable and other liabilities	12,811	5,116

Total liabilities	971,975	456,494

Commitments and Contingencies (Note 18)
Preferred stock, $0.01 par value—authorized 2,500,000 shares: Series A convertible preferred stock; 1,000 shares issued and outstanding as of December 31, 2007	1,000	—
Preferred stock, no par value—authorized 1,000,000 shares: Series B non-cumulative convertible preferred stock; 1,000 shares issued and outstanding as of December 31, 2006	—	1,000
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,762,499 shares issued; 11,762,499 shares outstanding as of December 31, 2007	118	—
Common stock, no par value; authorized 10,000,000 shares; 5,650,147 shares issued and outstanding as of December 31, 2006	—	46,967
Additional paid-in capital	132,543	—
Treasury stock, 261,979 shares at cost	(2,374)	—
Retained earnings (accumulated deficit)	5,350	(1,738)
Accumulated other comprehensive income (loss)	230	(1,160)

Total shareholders’ equity	136,867	45,069

Total liabilities and shareholders’ equity	$1,108,842	$501,563

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$56,388	$30,100
Taxable interest on securities	8,011	4,722
Nontaxable interest on securities	1,226	461
Interest on federal funds sold	125	217

Total interest income	65,750	35,500
Interest expense:
Interest on deposits	18,321	8,098
Interest on borrowings	7,185	4,054

Total interest expense	25,506	12,152

Net interest income before provision for loan losses	40,244	23,348
Provision for loan losses	—	248

Net interest income after provision for loan losses	40,244	23,100
Noninterest income:
Service charges on deposit accounts	1,557	979
Earnings on cash surrender value of life insurance	343	—
Commissions on brokered loans	409	37
Net gain on sale of loans	1,790	—
Gain on sale of bank charters	2,375	—
Trading gains (losses) on non-hedge derivatives	224	(267)
Other income	1,349	1,043

Total noninterest income	8,047	1,792
Noninterest expense:
Salaries and employee benefits	17,514	8,886
Premises and equipment	4,040	1,730
Data processing	1,047	626
Legal, audit, and other professional services	1,353	731
Printing, stationary, and supplies	490	179
Telephone	532	168
Directors’ fees	514	380
Advertising and marketing	1,029	544
Postage	159	57
Loss on early termination of debt	1,564	—
Integration and conversion expenses	5,443	—
Amortization of intangible assets	1,029	223
Other expenses	2,331	1,504

Total noninterest expense	37,045	15,028

Income before provision for income taxes	11,246	9,864
Provision for income taxes	4,158	4,222

Net income	$7,088	$5,642

Earnings per share:
Basic	$0.68	$1.02

Diluted	$0.66	$0.94

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Comprehensive income
Unrealized holding gains (losses) on securities available-for-sale and derivative financial instruments arising during the period	$2,166	$(63)
Reclassification adjustments for losses included in net income	24	31

Other comprehensive income (loss), before taxes	2,190	(32)
Income tax (expense) benefit related to items of other comprehensive income	(800)	26

Other comprehensive income (loss), net of tax	1,390	(6)
Net income	7,088	5,642

Total comprehensive income	$8,478	$5,636

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock Series A		Preferred Stock Series B		Common Stock, no par value		Common Stock, $.01 par value		Additional Paid in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2005	—	$—	1,000	$1,000	5,503,780	$45,697	—	$—	$—	—	$—	(7,380)	$(1,154)	$38,163
Stock options exercised					146,445	876								876
Stock based compensation cost						395								395
Redemption of fractional shares in 5 for 4 stock split					(78)	(1)								(1)
Comprehensive income:
Unrealized holding loss during the period, net													(6)	(6)
Net income												5,642		5,642

Comprehensive income														5,636

Balance at December 31, 2006	—	$—	1,000	$1,000	5,650,147	$46,967	—	$—	$—	—	$—	$(1,738)	$(1,160)	$45,069
Stock options exercised					—	—	243,766	2	1,842					1,844
Exchange of stock as a result of merger	1,000	$1,000	(1,000)	$(1,000)	(5,650,147)	(46,967)	5,650,147	57	46,910					—
Common stock issued in connection with FCB Bancorp acquisition							5,868,586	59	83,527					83,586
Stock based compensation cost									264					264
Purchase of treasury stock										261,979	(2,374)			(2,374)
Comprehensive income:
Unrealized holding gain during the period, net													1,390	1,390
Net income												7,088		7,088

Comprehensive income														8,478

Balance at December 31, 2007	1,000	$1,000	—	$—	—	$—	11,762,499	$118	$132,543	261,979	$(2,374)	$5,350	$230	$136,867

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Net income	$7,088	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,450	483
Provision for credit losses	—	248
Trading (gain) loss on non-hedge derivatives	(224)	267
Stock-based compensation costs	264	395
Accretion of discounts on securities available-for-sale	(734)	(281)
Accretion of discount on securities held-to-maturity	—	(96)
Amortization of core deposit intangibles and trade name	1,029	223
Amortization of premium on loans purchased	30	96
Gain on sale of other real estate owned	—	(48)
Loss on early termination of debt	1,564	—
Gain on sale of bank charters	(2,375)	—
Origination of loans held for sale	(80,393)	—
Proceeds from sale and payments received from loans held for sale	68,939	—
Increase in cash surrender value of life insurance	(343)	—
(Increase) decrease in accrued interest receivable and other assets	(1,526)	351
Increase in accrued interest payable and other liabilities	6,316	1,889

Net cash provided by operating activities	1,085	9,169

Purchases of securities available-for-sale	(82,623)	(49,582)
Proceeds from sales, repayment and maturities of securities available-for-sale	37,704	19,219
Proceeds from repayment and maturities of securities held-to-maturity	—	721
Proceeds from sale of Federal Home Loan Bank stock	4,935	—
Payment to terminate non-hedge interest rate swap	—	(835)
Purchases of Federal Home Loan Bank stock	(3,770)	(153)
Net change in federal funds sold	(525)	—
Loan originations and principal collections, net	(15,323)	(27,294)
Proceeds received for sale of Bank charters	2,375	—
Purchases of premises and equipment	(631)	(347)
Proceeds from sale of other real estate owned	—	1,104
Net cash and cash equivalents received in acquisition	6,760	—

Net cash used in investing activities	(51,098)	(57,167)

Net increase in demand deposits, money market and savings accounts	663	26,800
Net decrease in time certificates of deposit	(14,997)	(9,394)
Net increase in securities sold under agreement to repurchase	—	45,000
Net increase (decrease) in Federal Home Loan Bank advances and other borrowings	68,981	(18,037)
Issuance of Junior Subordinated Debentures	16,495	—
Redemption of Junior Subordinated Debentures	(16,624)	—
Proceeds from exercise of stock options	1,844	876
Purchases of treasury stock	(2,374)	—
Redemption of fractional shares in 5-for-4 stock split	—	(1)

Net cash provided by financing activities	53,988	45,244

Change in cash and due from banks	3,975	(2,754)
Cash and due from banks, beginning of period	13,438	16,192

Cash and due from banks, end of period	$17,413	$13,438

Supplemental cash flow information:
Cash paid for interest	$25,575	$11,072
Cash paid for income taxes	608	1,810
Supplemental disclosure of noncash investing activities:
Unrealized gain on securities available-for-sale, net of tax effect	$662	$16
Unrealized gain on cash flow hedges, net of tax effect	606	22
Issuance of common stock for purchase accounting acquisition	82,982	—

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations—First California Financial Group, Inc., or First California or the Company, was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB.

On June 15, 2006, First California, FCB and National Mercantile entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of National Mercantile and FCB with and into the newly formed holding company, First California, and the conversion of each share of National Mercantile common stock into the right to receive one share of First California common stock and the conversion of each share of FCB common stock into the right to receive 1.7904 shares of First California common stock. In addition, the Merger Agreement provided for the conversion of each share of National Mercantile series B convertible perpetual preferred stock into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition were approved by both National Mercantile and FCB shareholders and regulators.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the Merger Agreement as described above. Concurrent with the merger and acquisition, the number of common shares authorized of First California was increased to 25,000,000 shares and First California authorized the issuance of 2,500,000 shares of preferred stock of which 1,000 shares were designated as series A convertible perpetual preferred stock. In addition, each share of National Mercantile series B convertible perpetual preferred stock was exchanged for one share of series A convertible perpetual preferred stock of First California. As a result of these transactions, First California issued an aggregate of 11,518,733 shares of First California common stock to former National Mercantile and FCB shareholders and 1,000 shares of First California preferred stock to former shareholders of National Mercantile series B convertible preferred stock. First California paid cash of $1,800 in lieu of fractional shares of First California common stock issued in connection with the acquisition of FCB.

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded and assumed all the rights and obligations of National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets consisted of the capital stock of First California Bank, or the Bank.

On June 19, 2007, First California completed the integration of Mercantile, South Bay and First California Bank. As contemplated by the Merger Agreement, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay, sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent Bankers Bank and recognized a gain of $2.4 million during the second quarter of 2007.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through traditional business and consumer banking to construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and one loan production office.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, its bank subsidiaries and SC Financial. SC Financial is an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements in accordance with FASB Interpretation No. 46R. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the twelve months ended December 31, 2007 includes operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the merger and acquisition are the same as the historical information of National Mercantile. All material intercompany transactions have been eliminated.

Reclassifications—Certain reclassifications have been made to the 2006 consolidated financial statements to conform with current year presentation.

Management’s estimates and assumptions—The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets and goodwill and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2007 and 2006, the Company had met all reserve requirements. At December 31, 2007, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with large, well-capitalized financial institutions, management believes the risk of loss to be minimal.

Securities—Securities are classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) need for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of taxes, on securities available-for-sale are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for securities are based on quoted market prices. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

Premiums and discounts on available-for-sale and held-to-maturity securities are recognized in interest income using the effective interest method over the period to maturity.

Declines in the fair value of individual securities available-for-sale or held-to-maturity below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each investment to determine if investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

Loans, net of allowance for loan losses and unearned loan fee income—Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fee income. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Company does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for evaluation of impairment.

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and 10 to 39 years for building premises. Leasehold improvements are amortized over the estimated life of the lease. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Goodwill and other intangible assets—The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of tradename and core deposit intangibles. Tradename, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Other real estate owned—Other real estate owned, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of income. The Company did not possess any other real estate owned as of December 31, 2007 or 2006.

Federal funds purchased and securities sold under repurchase agreements (“Repurchase Agreements”)—The Company borrows federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one to three business days from the transaction date.

The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Federal Home Loan Bank stock—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. The Company’s investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheet and was $6,034,000 and $2,136,000 at December 31, 2007 and 2006, respectively. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2007, the Company’s minimum required investment was approximately $5.7 million. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank related purposes. These stock investments were $776,000 at December 31, 2007 and are carried at par value which reasonably approximates its fair value.

Junior subordinated debentures—The Company has two statutory business trusts that are wholly-owned subsidiaries of the Company. In private placement transactions, the trusts issued fixed rate capital securities representing undivided preferred beneficial interests in the assets of the trusts. The Company is the owner of all the beneficial interests represented by the common securities of the trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital under regulatory capital rules.

Income taxes—The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007 and December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2004 and 2003, respectively.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2007 or December 31, 2006.

Derivative instruments and hedging—An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. A portion of the Company’s interest rate swap instruments were deemed effective at December 31, 2007 and all instruments were fully effective at December 31, 2006 and income was booked, to the extent determined to be ineffective, to the income statement as required under hedge accounting. At December 31, 2007 and 2006, gains of $629,000 and losses of $586,000, respectively, were recorded in accumulated other comprehensive income. During 2007 the interest rate floor was deemed to be ineffective and the net gain of $165,000 was reclassified from accumulated other comprehensive income and recognized in earnings as required by hedge accounting.

Off-balance sheet financial instruments—In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company maintains an allowance for off-balance sheet items, established as an accrued liability. The allowance is an amount that management believes will be adequate to absorb possible losses associated with off-balance sheet credit risk. The evaluations take into consideration such factors as changes in the nature and volume of the commitments to extend credit and undisbursed balances of existing lines of credit and letters of credit.

Stock-based compensation—The Company issues stock-based compensation to certain employees, officers, and directors. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition.

The modified prospective method requires application to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite services are rendered on or after January 1, 2006. See Note 3—Stock-Based Compensation for additional information.

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $148,000 and $178,000 for the years ended December 31, 2007 and 2006, respectively.

Earnings per share—Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Fair value of financial instruments—Estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates of fair value in the financial statements are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Recently issued accounting pronouncements—In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company adopted SFAS No. 156 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements as we did not have servicing assets or liabilities.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers to recognize an obligation associated with endorsement split-dollar life insurance arrangements that extend into the employee’s postretirement period. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The adoption of this statement will not have a material impact to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied on a prospective basis. The Company is currently evaluating the impact that this statement will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

In December 2007, SFAS No. 141(R), Business Combinations, was issued. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination among others. SFAS No. 141(R) is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company does not have noncontrolling (minority) interests.

NOTE 2—MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding common stock of FCB for a purchase price of $84.9 million pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of the Bank. At the date of acquisition, the Bank became a wholly-owned subsidiary of the Company. As provided by the Merger Agreement, each share of the then issued and outstanding shares of common stock of FCB was exchanged for 1.7904 shares of the Company’s common stock. Upon completion of the acquisition, the Company issued approximately 5.9 million shares of common stock to former shareholders of FCB representing an approximate 49.9% interest in the Company. The fair value of $14.14 for each of the Company’s common shares issued to complete the acquisition of FCB on March 12, 2007 was based on the average of the quoted market price per share of National Mercantile’s common stock for a period of three days before, the day of and three days after the announcement of the merger and acquisition on June 15, 2006.

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

Under the purchase method of accounting, the assets and liabilities of FCB were recorded at their respective fair values at March 12, 2007. The Company has based the allocation of purchase price above on an estimate of the fair values of the assets acquired and the liabilities assumed. Valuations of certain assets and liabilities of FCB were performed with the assistance of independent valuation consultants. Based on the ending FCB tangible equity of $32.3 million and an aggregate purchase price of $84.9 million, the merger resulted in total intangible assets of $56.5 million. Of the total intangible assets $5.5 million was allocated to core deposit intangibles, $4.0 million to tradename and $47.0 million to goodwill. None of the intangible assets are tax deductible; however, deferred income tax liabilities of $3.8 million were recorded as a result of the acquisition. The deferred income tax liabilities will be reflected as an income tax benefit in the consolidated statement of income in proportion to and over the amortization periods of the related core deposit intangible and tradename assets. The core deposit intangible asset and tradename are being amortized over an estimated useful life of 10 years. The statement of net assets acquired at fair value on March 12, 2007, and the computation of the purchase price and goodwill related to the acquisition of FCB are presented below.

Statement of Net Assets Acquired at Fair Value

(in thousands)
Assets Acquired
Cash and due from banks	$8,148
Federal funds sold	780
Securities	83,853
Loans, net	362,482
Premises and equipment, net	10,284
Goodwill	47,019
Other assets	31,890

Total assets acquired	544,456

Liabilities Assumed
Deposits	394,800
Borrowings	44,657
Junior subordinated debt	10,110
Other liabilities	9,965

Total liabilities assumed	459,532

Net Assets Acquired over Liabilities Assumed	$84,924

Purchase Price and Goodwill

	(in thousands, except share and per share amounts)
Purchase Price
Number of shares of Company stock issued for FCB stock	5,868,586
Price of the Company’s stock on the date of Merger Agreement	$14.14
Total stock consideration		$82,982
Fair value of FCB’s stock options converted to Company stock options at acquisition date		1,408
Less: Fair value of unvested options related to future service periods		(804)

Total common stock issued and stock options assumed		83,586
Direct costs of the acquisition		1,338

Total purchase price and acquisition costs		84,924
Allocation of Purchase Price
FCB’s equity	$49,444
Less: Intangible assets derecognized	(17,152)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(2,489)
Core deposit intangibles	5,488
Other assets	6,983
Deferred tax liabilities	(3,508)
Deposits	(624)
Borrowings	(37)
Subordinated debt	(200)

Fair value of net assets acquired		37,905

Estimated goodwill arising from acquisition		$47,019

The results of operations for FCB have been included in the Company’s consolidated financial statements as of the acquisition date. The following information presents the pro forma results of operations for the year ended December 31, 2007 and 2006 as though the acquisition had occurred on January 1, 2006. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2006 or the results that may be achieved in the future.

	Pro forma Results of Operations
	Years Ended December 31,
	2007	2006
	(in thousands, except share and per share data)
Net interest income	$43,529	$45,355
Noninterest income	8,463	4,929
Noninterest expense	40,078	32,818
Provision for loan losses	—	(49)

Income before tax	11,914	17,515
Income taxes	4,692	7,091

Net income	$7,222	$10,424

Pro forma earnings per share:
Basic	$0.62	$.91
Diluted	$0.61	$.88
Pro forma weighted average shares:
Basic	11,593	11,420
Diluted	11,857	11,907

NOTE 3—STOCK-BASED COMPENSATION

Stock Incentive Plans—In June 2007, the Company’s board of directors approved the First California 2007 Omnibus Equity Incentive Plan, or the Plan. The Plan authorizes the issuance of awards for up to 1,000,000 shares of the Company’s common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The Company issues restricted stock to employees under share-based compensation plans. For the year ended December 31, 2007, stock-based compensation expense relating to restricted stock awards was $26,000. There were no restricted stock awards or non-vested shares during the year ended December 31, 2006. A summary of non-vested restricted stock shares as of December 31, 2006 and changes during the year ended December 31, 2007, is presented below:

Non-Vested Shares	No. of Shares	Weighted Average Price
Outstanding, December 31, 2006	—	$—
Granted	6,500	$11.00
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding, December 31, 2007	6,500	$11.00

Of the total shares of restricted stock granted in 2007, no shares were granted to outside directors. The weighted average fair values of restricted stock awards granted during the years ended December 31, 2007 and 2006 were $11.00 and $0, respectively. As of December 31, 2007 and 2006, total unrecognized compensation cost related to restricted stock awards amounted to $56,719 and $0, respectively. This cost is expected to be recognized over a weighted average period of 1.1 years.

The activity of stock options for the year, net of merger and acquisition activity and assumption of existing option plans, ended December 31, 2007 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2006	492,355	$8.28	6.0	$2,691
Granted/Assumed	395,399	11.32
Exercised	(243,766)	7.56
Forefeited/Expired	(15,282)	10.70

Outstanding, December 31, 2007	628,706	$10.40	5.55	$2,310

Exercisable, December 31, 2007	229,662	$8.77	5.85	$812

The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2007 and 2006 was $4.35 and $4.77, respectively. The total proceeds from options exercised during the year ended December 31, 2007 was $1.84 million and the total fair value of the shares granted during 2007 was $580,000. At December 31, 2007, there was $742,174 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over a weighted-average period of 3.7 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. Upon adoption of SFAS 123R, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2007 and 2006, share-based compensation expense was $264,000 and $395,000, respectively.

The Company uses the lattice binomial model formula to determine the fair value of our stock options using the following estimates and assumptions. The expected volatility assumption used in the lattice option pricing model is based upon the weekly historical volatility of the Company’s stock price using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption is based upon the Company’s capital planning model. The fair value of the option at the grant date also follows.

	2007 Grant	2006 Grant
Expected option term	7.5 years	10.0 years
Expected volatility	31.77%	32.0%
Expected dividend yield	0%	0%
Risk-free interest rate	4.05%	4.56%
Stock option fair value	$4.35	$4.77

NOTE 4—SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2007 and 2006, are summarized as follows:

	For the year ended December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$526	$3	$—	$529
U.S. government agency notes	14,499	137	(1)	14,635
U.S. government agency mortgage-backed securities	121,155	626	(258)	121,523
Collateralized mortgage obligations	70,910	377	(518)	70,769
Municipal securities	18,598	105	(14)	18,689
Other domestic debt securities	4,963	—	(13)	4,950

Securities available-for-sale	$230,651	$1,248	$(804)	$231,095

	For the year ended December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$599	$—	$(4)	$595
U.S. government agency notes	8,985	2	(65)	8,922
U.S. government agency mortgage-backed securities	58,067	108	(607)	57,568
Collateralized mortgage obligations	35,408	194	(260)	35,342

Securities available-for-sale	$103,059	$304	$(936)	$102,427

At December 31, 2007, there were no securities held-to-maturity. At December 31, 2006, securities-held-to-maturity at amortized cost was $1,987,000 with an aggregate fair value of $1,947,000. Gross unrealized losses on securities held-to-maturity was $40,000 at December 31, 2006. Securities held-to-maturity was comprised of U.S. government agency mortgage-backed securities.

Securities available-for-sale that were in an unrealized position at December 31, 2007 and 2006 are presented in the following tables aggregated by investment category and length of time the individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to the fluctuation in market interest rates since purchase.

	At December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury notes	$—	$—	$—	$—	$—	$—
U.S. agency notes	1,999	(1)	—	—	1,999	(1)
U.S. agency mortgage-backed securities	12,643	(106)	15,956	(152)	28,599	(258)
Collateralized mortgage obligations	26,672	(330)	12,153	(188)	38,825	(518)
Municipal securities	2,670	(14)	—	—	2,670	(14)
Other domestic debt securities	4,950	(13)	—	—	4,950	(13)

	$48,934	$(464)	$28,109	$(340)	$77,043	$(804)

	At December 31, 2006
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury notes	$—	$—	$595	$(4)	$595	$(4)
U.S. agency notes	694	(15)	5,924	(50)	6,618	(65)
U.S. agency mortgage-backed securities	13,177	(42)	30,321	(565)	43,498	(607)
Collateralized mortgage obligations	1,568	(3)	14,733	(257)	16,301	(260)

	$15,439	$(60)	$51,573	$(876)	$67,012	$(936)

At December 31, 2007, there were thirty-eight securities that have been in a continuous unrealized loss position for 12 months or more and two securities that have been in a continuous unrealized loss position for less than 12 months. The Company has evaluated the unrealized losses for these U. S. Treasury notes, U.S. agency notes, U.S. government agency mortgage-backed securities, collateralized mortgage obligations, municipal securities and other domestic debt securities and determined that the decline in value at December 31, 2007, is temporary and is related to the fluctuation in market interest rates since purchase. The Company has the ability and intent to hold these investments until a market price recovery or to maturity and does not consider the unrealized losses on these securities to be other-than-temporarily impaired.

At December 31, 2006, there were thirty-one securities that have been in a continuous unrealized loss position for 12 months or more and nine securities that have been in a continuous unrealized loss position for less than 12 months. The Company has evaluated the unrealized losses for these U. S. Treasury notes, U.S. agency notes, U.S. government agency mortgage-backed securities and collateralized mortgage obligations and determined that the decline in value is temporary and there was no impairment write downs recorded by the Company for the year ended December 31, 2007 and 2006.

Proceeds from sale of securities and realized gains for the year ended December 31, 2007 amounted to $6,157,000 and $89,000, respectively. The Company had no gross proceeds and realized gains or losses related to the sale of securities for the year ended December 31, 2006.

The amortized cost and estimated fair value of securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$43,349	$43,480
Due after one year through five years	83,380	83,397
Due after five years through ten years	32,029	32,184
Due after ten years	71,893	72,034

	$230,651	$231,095

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted average contractual maturities because of principal prepayments.

As of December 31, 2007, securities with an amortized cost of $91.7 million have been pledged to secure public and other deposits, as required by law, and to secure borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	For the years ended December 31,
	2007	2006
	(in thousands)
Commercial mortgage	$295,496	$141,741
Commercial loans and lines of credit	189,638	105,574
Construction and land development	148,101	82,954
Home mortgage	46,193	8,206
Multifamily mortgage	34,198	17,602
Home equity loans and lines of credit	22,519	2,493
Installment and credit card	10,034	7,148

Total loans	746,179	365,718
Allowance for loan losses	(7,828)	(4,740)

Loans, net	$738,351	$360,978

Loans held for sale	$11,454	$—

As of December 31, 2007, loans with a carrying value of $523.7 million were included as blanket pledges of security for FHLB advances. Loan balances include net deferred loan fees and costs of $2,656,000 and $1,105,000 as of December 31, 2007 and 2006, respectively.

Most of the Company’s lending activity is with customers located in Ventura, Orange and Los Angeles Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, the economic condition, particularly the recent decline in real estate values in Southern California could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. There was one nonaccrual loan of $5,720,000 as of December 31, 2007. There were no nonaccrual loans as of December 31, 2006. No allowance for loan losses was maintained for nonaccrual loans at December 31, 2006 and 2007. Had these loans performed according to their original terms, additional interest income of $607,000 would have been recognized in 2007. No additional interest income would have been recognized in 2006.

Due to the size and nature of our loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $4,097,000 in 2007. There was no average investment in impaired loans in 2006. Impaired loans were $8,194,000 at December 31, 2007. There were no impaired loans as of December 31, 2006.

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2007	2006
	(in thousands)
Beginning balance	$4,740	$4,468
Balance acquired in purchase	3,554	—
Provision for loan losses	—	248
Loans charged-off	(567)	(55)
Transfers to undisbursed commitment liability	—	62
Recoveries on loans previously charged-off	101	17

Ending balance	$7,828	$4,740

NOTE 6—PREMISES AND EQUIPMENT

The major classifications of premises and equipment are summarized as follows:

	2007	2006
	(Dollars in thousands)
Land	$4,792	$1,392
Buildings	10,715	3,873
Leasehold improvements	2,883	1,904
Furniture, fixtures and equipment	9,562	6,537

	27,952	13,706
Less accumulated amortization and depreciation	(9,326)	(7,981)

	$18,626	$5,725

Depreciation and amortization expense was $1,450,000 and $483,000 in 2007 and 2006, respectively.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.2 million at December 31, 2007 includes $47.0 million, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2006, goodwill was $3.2 million. No impairment loss was recognized for the periods ended December 31, 2007 and December 31, 2006.

Other intangible assets and related accumulated amortization is as follows:

	For the year ended December 31,
	2007	2006
	(in thousands)
Core deposit intangibles	$7,788	$2,300
Trade name	4,000	—

	11,788	2,300
Less accumulated amortization	(2,146)	(1,116)

	$9,642	$1,184

Core deposit intangibles, net of accumulated amortization, were $6.0 million at December 31, 2007 and $1.2 million at December 31, 2006. Amortization expense was $708,000 and $223,000 for the years ended December 31, 2007 and 2006, respectively.

Other intangibles includes trade name, net of accumulated amortization, of $3.6 million at December 31, 2007, representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for the year ended December 31, 2007 was $321,000.

Amortization expense for 2007 and 2006 was $1,029,000 and $223,000, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2008	$1,190
2009	1,190
2010	1,190
2011	1,190
2012	1,190
Thereafter	3,692

$9,642

NOTE 8—CERTIFICATES OF DEPOSIT

At December 31, 2007, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2008	$66,876	$196,880	$263,756
2009	7,411	5,731	13,142
2010	1,636	1,580	3,216
2011	166	—	166
2012 and later	424	566	990

	$76,513	$204,757	$281,270

NOTE 9—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with three financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. As a state nonmember bank, the Bank also has a secured borrowing facility of $800,000 with the Federal Reserve Bank of San Francisco. At December 31, 2007 and 2006, there were no borrowings outstanding under these agreements.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum available borrowings of approximately $288.2 million at December 31, 2007. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2007, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$24,901	2008	3.30%
Term advances	18,000	2008	4.90%
Term advances	13,500	2009	4.81%
Term advances	25,000	2010	4.27%
Term advances	17,500	2012	4.12%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$123,901

The following tables show borrowed funds for the dates and periods shown (in thousands):

	2007
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.97%	$45,000	5.57%
FHLB Advances	123,901	4.19%	61,704	4.87%

	2006
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	5.40%	$33,108	5.46%
FHLB Advances	10,300	5.25%	13,991	5.00%

The maximum amount of borrowings from FHLB Advances and Securities sold under agreements to repurchase outstanding at any month-end during 2007 and 2006 was $168.9 million and $55.3 million, respectively. The Company had $72.0 million of unused borrowing capacity from the FHLB at December 31, 2007 based upon pledged securities and loans.

Junior Subordinated Debentures/Trust Preferred Securities

First California Capital Trust I

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

FCB Statutory Trust I

As a result of the acquisition of FCB, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having an estimated fair value of $10,110,000 (“FCB Debentures”). The FCB Debentures are due December 15, 2035 and the interest rate is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. As a result of the Company’s assumption of the FCB Debentures, the Company also assumed FCB’s obligations under a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent FCB Statutory Trust I fails to pay such distributions from payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures it holds from the Company.

NOTE 10—DERIVATIVES

The Company holds fixed rate and variable rate financial assets that are funded by fixed rate and variable rate liabilities. Consequently, they are subject to the effects of changes in interest rates. In response to this, the Company has developed an interest rate risk management policy with the objective of mitigating financial exposure to changing interest rates. These exposures are managed, in part, with the use of derivatives but only to the extent necessary to meet the overall goal of minimizing interest rate risk.

Derivatives are accounted for according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective or the forecasted transaction becomes no longer probable, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Derivative Financial Instruments and Hedging Activities

	December 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Cash flow hedges:
Interest rate swaps	$50,000	$180	$50,000	$(1,052)
Interest rate floors	$—	$—	$50,000	$25
Nonhedge derivatives:
Interest rate swaps	$—	$—	$50,000	$(14)
Interest rate floors	$50,000	$124	$—	$—

Cash flow hedges use derivatives that are entered into to manage the risk associated with the variability of expected future cash flows of variable-rate loans. The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans. At December 31, 2007 and 2006, gains of $629,000 and losses of $586,000, respectively, were recorded in accumulated other comprehensive income, net of tax. During 2007 the interest rate floor was deemed to be ineffective and the net gain of $165,000 was reclassified from accumulated other comprehensive income and recognized in earnings as required by hedge accounting.

Non-hedge derivatives are interest rate swaps and interest rate floors that do not meet the strict criteria for hedge accounting treatment. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives not designated as hedges are marked to market through earnings. The Company entered into an interest rate swap agreement in 2003 to pay an adjustable rate and receive a fixed rate with terms that mirror its Junior Subordinated Debentures, however, because it did not qualify under the strict accounting rules for short-cut hedge accounting treatment it was accounted for as a non-hedge derivative. The effect of the non-hedge derivative treatment is to reflect the change in fair value of the swap in current income as a trading gain or loss. The Company terminated the swap in 2006 recording a trading loss of $262,000. At December 31, 2006, there were swaps with a notional value of $50.0 million treated as non-hedge derivatives hedging the fixed-rate brokered CDs.

NOTE 11—INCOME TAXES

The components of income tax provision consisted of the following for the years shown:

	2007	2006
	(Dollars in thousands)
Current taxes:
Federal	$3,125	$657
State	1,087	1,130

Total current taxes	4,212	1,787
Deferred taxes:
Federal	(101)	2,447
State	47	(12)

Total deferred taxes	(54)	2,435

Total income tax provision	$4,158	$4,222

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2007, 2006 and 2005 to the income before income tax provision and the effective tax rate are as follows:

	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax provision at statutory rate	$3,823	34.0%	$3,354	34.0%
Increase (reduction) in taxes resulting from:
State taxes	742	6.6%	715	7.2%
Permanent differences	(338)	(3.0)%	153	1.6%
Other	(69)	(0.6)%	—	—

	$4,158	37.0%	$4,222	42.8%

The major components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Securities available-for-sale	$439	$833
Accrued expenses	610	395
Nonaccrual interest	22	25
Loan fees	255	234
Allowance for loan losses	2,008	381
Securities acquired in business combination	51	47
State taxes	320	364
Integration and conversion costs	1,558	—
Other	611	183

Total deferred tax assets	5,874	2,462

Deferred tax liabilities:
Depreciation	(2,030)	(685)
FHLB stock dividend	(400)	(74)
Loan premium amortization	(44)	(40)
Deferred loan costs	(677)	—
Core deposit intangibles	(2,038)	—
Trade name	(1,644)	—
Acquisition and reorganization costs	(220)	—
Other	(1,356)	—

Total deferred tax liabilities	(8,409)	(799)

Net deferred tax asset (liability)	$(2,535)	$1,663

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2007 and 2006, the Company believes that it will have sufficient taxable earnings to realize its deferred tax assets and has not provided an allowance.

NOTE 12—SHAREHOLDERS EQUITY

On November 7, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $5.0 million of the Company’s common stock. During the fourth quarter of 2007, the Company repurchased 261,979 shares at a weighted average per share cost of $9.00. The Company had $2.6 million in authorized share repurchases remaining as of December 31, 2007.

NOTE 13—EARNINGS PER SHARE

The number of shares outstanding at December 31, 2007 and 2006 was 11,500,520 and 5,650,147, respectively. On March 12, 2007, the number of shares of First California common stock outstanding increased by 5,868,586 as a result of the merger. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans. The dilutive calculation excludes 105,833 and 0 weighted average options outstanding for the years ended December 31, 2007 and 2006, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share data)
For the year ended December 31, 2007:
Basic earnings per share	$7,088	10,467,619	$0.68

Effect of dilutive securities:
Options		—
Convertible preferred stock		264,075

Diluted earnings per share	$7,088	10,731,694	$0.66

For the year ended December 31, 2006:
Basic earnings per share	$5,642	5,551,570	$1.02

Effect of dilutive securities:
Options		218,201
Convertible preferred stock		237,415

Diluted earnings per share	$5,642	6,007,186	$0.94

NOTE 14—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2007 and 2006, the Company made matching contributions of approximately $243,000 and $148,000, respectively, to the plan.

As part of the merger and acquisition, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2007, the cash surrender value of the life insurance was $10.9 million. As of December 31, 2007, the Company recognized a liability for salary continuation benefits of $559,000. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the year ending December 31, 2007, salary continuation expense was approximately $123,000.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2007 and 2006, a liability of $2,409,000 and $538,000, respectively, for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets.

The Company has established and sponsors an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the associated liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2007 was $1,237,000 and $1,065,000, respectively. There was no such balance in 2006.

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. Deposits of related parties held by the Company at December 31, 2007 amounted to approximately $14,853,000.

NOTE 16—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Ventura, Orange and Los Angeles County, California. The majority of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2007. The Company’s loan policies require the extension of credit to any single borrower or group of related borrowers between $2.0 million and $5.0 million to be approved by the officer loan committee and credit in excess of $5.0 million to be approved by the director loan committee.

The Bank’s investment in municipal securities of $18.7 million or 8.1% of our securities portfolio represents general obligations and revenue bonds of local agencies within the state of California.

NOTE 17—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines.

The following summarizes the Company’s outstanding commitments:

	2007	2006
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$198,657	$129,800
Commercial and standby letters of credit	2,501	1,200

	$201,158	$131,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

As of December 31, 2007 and 2006, the Company maintained a reserve for undisbursed commitments of $99,000 and $62,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheet.

Guarantees—As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Trust or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See “—Junior Subordinated Debentures/Trust Preferred Securities” under Note 9 above.

NOTE 18—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $198.7 million at December 31, 2007 compared with $129.8 million at December 31, 2006. Commercial and stand-by letters of credit were $2.5 million and $1.2 million at December 31, 2007 and December 31, 2006, respectively.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives.

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $1,271,000 in 2007 and $711,000 in 2006. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2008	$1,512
2009	2,119
2010	1,899
2011	1,733
2012	1,657
Thereafter	10,258

$19,178

NOTE 19—REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$115,975	13.41%	$69,167	≥	8.00%
(to risk weighted assets)
Tier I capital	$108,048	12.50%	$34,583	≥	4.00%
(to risk weighted assets)
Tier I capital	$108,048	9.05%	$47,770	≥	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2006
Total capital	$62,029	14.88%	$33,336	≥	8.00%
(to risk weighted assets)
Tier I capital	$56,820	13.63%	$16,668	≥	4.00%
(to risk weighted assets)
Tier I capital	$56,820	12.24%	$18,573	≥	4.00%
(to average assets)

The Bank, and its predecessors, South Bay Bank and Mercantile National Bank were also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2007 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$103,414	12.04%	$68,687	≥	8.00%	$85,858	≥	10.00%
(to risk weighted assets)
Tier I capital	$95,487	11.12%	$34,343	≥	4.00%	$51,515	≥	6.00%
(to risk weighted assets)
Tier I capital	$95,487	9.30%	$41,065	≥	4.00%	$51,332	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2006
Total capital (to risk weighted assets)
Mercantile National Bank	$28,305	13.34%	$16,973	≥	8.00%	$21,216	≥	10.00%
South Bay Bank, N.A.	$25,476	11.58%	$17,594	≥	8.00%	$21,992	≥	10.00%
Tier I capital (to risk weighted assets)
Mercantile National Bank	$25,706	12.12%	$8,486	≥	4.00%	$12,730	≥	6.00%
South Bay Bank, N.A.	$22,814	10.37%	$8,797	≥	4.00%	$13,195	≥	6.00%
Tier I capital (to average assets)
Mercantile National Bank	$25,706	9.34%	$11,014	≥	4.00%	$13,767	≥	5.00%
South Bay Bank, N.A.	$22,814	9.83%	$9,286	≥	4.00%	$11,608	≥	5.00%

The Bank is subject to various federal or state statutory and regulatory restrictions on its ability to pay dividends and capital distributions to its shareholder.

Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit state banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Bank may from time to time be permitted to make additional capital distributions to its shareholder with the consent of the DFI. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents—The carrying amounts of cash and federal funds sold approximate their fair value.

Available-for-sale, held-to-maturity and restricted equity securities—Fair values for securities, excluding restricted equity, are based on quoted market prices. The carrying value of restricted equity securities, including FHLB stock, approximate fair values.

Loans—For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposits—The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances and other borrowings—The fair value of the FHLB advances and other borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debentures—The fair value of the debentures is estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet instruments—Off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$17,668	$17,668	$13,438	$13,438
Securities available-for-sale	231,095	231,095	102,427	102,427
Securities held-to-maturity	—	—	1,987	1,947
FHLB and other stock	6,810	6,810	3,962	3,962
Loans, net	738,351	755,203	360,978	361,616
Cash flow hedges:
Interest rate swaps	180	180	(1,052)	(1,052)
Interest rate floors	—	—	25	25
Non-hedge derivatives	124	124	(14)	(14)
Financial liabilities:
Demand deposits, money market and savings	$479,810	$479,810	$283,284	$283,284
Time certificates of deposit	281,270	281,144	97,330	97,089
FHLB Advances and other borrowings	168,901	166,166	55,300	55,300
Junior subordinated debentures	26,648	22,611	15,464	16,658

NOTE 21—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2007 and 2006, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2007.

Balance Sheet

	December 31,
	2007	2006
	(Dollars in thousands)
Cash and due from banks	$6,765	$2,090
Securities available-for-sale	—	1,929
Investment in Subsidiary Bank	150,904	51,786
Other assets	10,308	5,399

Total assets	$167,977	$61,204

Junior Subordinated Debentures	$26,648	$15,464
Other liabilities	4,462	671

Total liabilities	31,110	16,135
Shareholders’ equity:
Preferred stock	1,000	1,000
Common stock	118	46,967
Additional paid-in-capital	132,543	—
Treasury stock	(2,374)	—
Retained earnings (accumulated deficit)	5,350	(1,738)
Accumulated other comprehensive income (loss)	230	(1,160)

Total shareholders’ equity	136,867	45,069

Total liabilities and shareholders’ equity	$167,977	$61,204

Statements of Operations

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Interest income	$320	$109
Interest expense	1,680	1,546

Net interest expense	(1,360)	(1,437)
Other operating income	(2,554)	(47)
Other operating expense	5,459	377

Loss before equity in undistributed net income of the Bank	(4,265)	(1,861)
Equity in undistributed net income of subsidiaries	9,442	6,693

Income before income tax benefit	5,177	4,832
Income tax benefit	(1,911)	(810)

Net income	$7,088	$5,642

Statements of Cash Flow

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,088	$5,642
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries, net	(9,442)	(6,693)
Trading loss on economic derivatives	—	267
Stock-based compensation costs	264	395
Loss on early termination of debt	1,564	—
Gain from sale of charters	(2,374)	—
Net increase in other assets and other liabilities	(5,851)	(703)

Net cash used in operations	(8,751)	(1,092)
Cash flows from investing activities:
Purchase of securities available-for-sale	—	(1,011)
Capital contribution to South Bay Bank	—	(2,000)
Payment to terminate non-hedge interest rate swap	—	(835)
Net cash and cash equivalents received in acquisition	6,760	—
Proceeds received for sale of Bank charters	2,375	—
Sales and maturities of available-for-sale securities	1,950	—

Net cash provided by (used in) investing activities	11,085	(3,846)
Cash flows from financing activities:
Distribution from subsidiaries	3,000	5,000
Proceeds from exercise of stock options	1,844	876
Issuance of Junior Subordinated Debentures	16,495	—
Redemption of Junior Subordinated Debentures	(16,624)	—
Purchases of treasury stock	(2,374)	—
Redemption of fractional shares in 5- for-4 stock split	—	(1)

Net cash provided by financing activities	2,341	5,876

Net increase in cash and cash equivalents	4,675	938
Cash and cash equivalents, beginning of the year	2,090	1,152

Cash and cash equivalents, end of the year	$6,765	$2,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,373	$1,585
Cash paid for income taxes, net	$608	$1,810

NOTE 22—QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2007 and 2006:

	2007 Quarters				2006 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(in thousands, except per share data)
Net interest income	$10,658	$10,954	$11,710	$6,922	$5,805	$5,861	$5,966	$8,051
Service charges, fees & other income	886	858	824	680	315	273	264	322
Loan commissions & sales	586	540	816	257	—	—	—	—
Gains (loss) on sales of securities	224	—	—	—	—	550	(369)	—
Operating expenses	8,217	8,601	7,499	10,351	3,136	3,528	3,790	6,024
Provision for loan losses	—	—	—	—	104	72	40	32

Income (loss) before income tax	4,137	3,751	5,851	(2,492)	2,880	3,084	2,031	2,317
Income tax provision (benefit)	1,475	1,340	2,741	(1,397)	1,196	1,328	885	999

Net income (loss)	$2,662	$2,411	$3,110	$(1,095)	$1,684	$1,756	$1,146	$1,318

Net earnings (loss) per share:
Basic	$0.23	$0.21	$0.27	$(0.16)	$0.30	$0.32	$0.21	$0.24
Diluted	$0.22	$0.20	$0.25	$(0.15)	$0.28	$0.29	$0.19	$0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting: The management of First California Financial Group, Inc., or First California or the Company, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

As of December 31, 2007, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item will appear in the proxy statement to be delivered to our stockholders in connection with the 2008 annual meeting of stockholders, or the 2008 Proxy Statement, and such information is herein incorporated by reference to the 2008 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item will appear in the 2008 Proxy Statement, and such information is herein incorporated by reference to the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will appear in the 2008 Proxy Statement, and such information is herein incorporated by reference to the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the 2008 Proxy Statement, and such information is herein incorporated by reference to the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will appear in the 2008 Proxy Statement, and such information is herein incorporated by reference to the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2007
Consolidated Statements of Comprehensive Income for each of the two years in the period ended December 31, 2007
Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended in the period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2007
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3)	Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.1	Indenture, dated as of July 16, 2001, governing Junior Subordinated Debt Securities between National Mercantile Bancorp, as Issuer, and the Bank of New York, as Trustee, (Exhibit 10.3 to Form 10-Q filed on December 21, 2001 by National Mercantile and incorporated herein by this reference).

4.2	Indenture, dated as of September 30, 2005, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 4.1 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

4.3	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to FCB Bancorp, and Wilmington Trust Company, as Trustee (Exhibit 4.3 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated here by this reference).

4.4	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of January 25, 2007 (Exhibit 10.4 to Form 8-K filed on January 20, 2006 by National Mercantile and incorporated herein by this reference).

4.5	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to National Mercantile, and Wilmington Trust Company, as Trustee (Exhibit 4.5 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated here by this reference).

4.6	Specimen of Common Stock Certificate. (Exhibit 4.3 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.7	Form of Capital Security Certificate evidencing the capital securities of First California Capital Trust I (Exhibit 4.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.8	Form of Common Security Certificate evidencing common securities of First California Capital Trust I (Exhibit 4.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.9	Form of National Mercantile Bancorp Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due 2037 (Exhibit 4.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.1	Employment Agreement, dated January 1, 1999, between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form S-4/A filed on December 5, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Exhibit Title
10.2	Letter dated June 15, 2006 amending Employment Agreement between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.3	Employment Agreement, dated June 15, 2006, between First California Financial Group, Inc. and C. G. Kum (Exhibit 99.2 to Form 8-K filed on June 21, 2006 by FCB Bancorp and incorporated herein by this reference).

10.4	First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 4.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.5	Amendment No. 1 to First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 10.7 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.6	Form of Stock Option Agreement under First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.7	Form of Non-Qualified Stock Option Agreement under the First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.2 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.8	First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.7 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.9	Amendment No. 1 to First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.4 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.10	Form of Stock Option Agreement under the First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.8 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.11	First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.1 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by this reference).

10.12	Amendment No. 1 to First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.2 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.13	First California 2007 Omnibus Equity Incentive Plan (Appendix B to the Proxy Statement filed on May 30, 2007 in connection with the 2007 annual meeting of stockholders and incorporated herein by this reference).

10.14	Registration Rights Agreement, dated June 15, 2006, by and between First California Financial Group, Inc. and the Stockholders party thereto (Exhibit 10.10 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Exhibit Title
10.15	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (Exhibit 10.11 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.16	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (Exhibit 10.12 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.17	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and David Brown (Exhibit 10.3 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.18	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and Robert W. Bartlett (Exhibit 10.2 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.19	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.10 to Form 10-KSB filed on March 30, 2004 by National Mercantile and incorporated herein by this reference).

10.20	Lease, dated as of September 19, 2003, between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (Exhibit 10.11 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.21	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.12 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.22	Lease, dated as of March 30, 2005, between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (Exhibit 10.13 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.23	Lease, dated as of September 10, 2004, between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (Exhibit 10.14 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.24	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (Exhibit 10.15 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.25	Salary Continuation Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.4 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.26	Split Dollar Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.5 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.27	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.13 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.28	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.14 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.29	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.6 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.30	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.7 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.31	First California Bank Split Dollar Agreement, dated July 31, 2006, with John W. Birchfield (Exhibit 99.1 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.32	First California Bank Split Dollar Agreement, dated July 31, 2006, with Richard D. Aldridge (Exhibit 99.2 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.33	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kum (Exhibit 99.1 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.34	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Exhibit 99.2 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.35	Placement Agreement, dated January 24, 2007, among National Mercantile Bancorp, First California Capital Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Exhibit 10.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.36	Amended and Restated Declaration of Trust among National Mercantile Bancorp, as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (Exhibit 10.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.37	Guarantee Agreement between National Mercantile Bancorp and Wilmington Trust Company, as guarantee trustee (Exhibit 10.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.38	Indenture between National Mercantile Bancorp and Wilmington Trust Company, as indenture trustee (Exhibit 10.4 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.39	Amended and Restated Declaration of Trust, dated as of September 30, 2005, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, FCB Bancorp, as Sponsor, and C. G. Kum and Romolo Santarosa, as Administrators (Exhibit 4.2 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

10.40	First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form 10-KSB filed on April 15, 2003 by National Mercantile Bancorp and incorporated herein by this reference).

10.41	Amendment No. 1 to First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.42	Form of Stock Option Agreement under the First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.4 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

Exhibit Number	Exhibit Title
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 28, 2008	By:	/s/ C. G. KUM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

/S/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	March 28, 2008

/S/ JOHN W. BIRCHFIELD John W. Birchfield	Director	March 28, 2008

/S/ JOSEPH N. COHEN Joseph N. Cohen	Director	March 28, 2008

/S/ W. DOUGLAS HILE W. Douglas Hile	Director	March 28, 2008

Signature	Title	Date

/S/ SYBLE R. ROBERTS Syble R. Roberts	Director	March 28, 2008

/S/ THOMAS TIGNINO Thomas Tignino	Director	March 28, 2008