Form 10-Q
period 2008-03-31
First California Financial Group, Inc.
filed 2008-05-15
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,482,123 shares of Common Stock, $0.01 par value, as of April 30, 2008

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated balance sheets (unaudited)

	March 31, 2008	December 31, 2007
(in thousands)
Cash and due from banks	$19,697	$17,413
Federal funds sold	275	255
Securities	227,032	231,095
Loans held for sale	23,927	11,454
Loans, net	746,711	738,351
Premises and equipment, net	18,573	18,626
Goodwill	50,099	50,216
Other intangibles, net	9,345	9,642
Cash surrender value of life insurance	11,034	10,931
Accrued interest receivable and other assets	27,814	20,859

Total assets	$1,134,507	$1,108,842

Non-interest checking	$188,900	$197,262
Interest checking	57,173	53,312
Money market and savings	207,918	229,236
Certificates of deposit, under $100,000	77,724	76,513
Certificates of deposit, $100,000 and over	198,104	204,757

Total deposits	729,819	761,080
Borrowings	226,644	168,901
Junior subordinated debentures	26,662	26,648
Accrued interest payable and other liabilities	13,126	15,346

Total liabilities	996,251	971,975

Preferred stock, $0.01 par value – authorized 2,500,000 shares: Series A convertible preferred; 1,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	1,000	1,000
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,780,874 shares issued as of March 31, 2008; 11,762,499 shares issued as of December 31, 2007	118	118
Additional paid-in capital	132,595	132,543
Treasury stock, at cost – 295,654 shares at March 31, 2008 and 261,979 at December 31, 2007	(2,647)	(2,374)
Retained earnings	7,382	5,350
Accumulated other comprehensive income (loss)	(192)	230

Total shareholders’ equity	138,256	136,867

Total liabilities and shareholders’ equity	$1,134,507	$1,108,842

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of operations (unaudited)

	Three Months Ended March 31,
	2008	2007
(in thousands, except per share data)
Interest and fees on loans	$13,823	$10,158
Interest on securities	3,070	1,693
Interest on federal funds sold and interest bearing deposits	12	446

Total interest income	16,905	12,297

Interest on deposits	4,249	3,334
Interest on borrowings	1,954	1,458
Interest on junior subordinated debentures	439	359

Total interest expense	6,642	5,151

Net interest income before provision for loan losses	10,263	7,146
Provision for loan losses	450	—

Net interest income after provision for loan losses	9,813	7,146

Service charges on deposit accounts	517	367
Loan sales and commissions	54	226
Unrealized gain on derivatives	1,225	—
Other income	362	119

Total noninterest income	2,158	712

Salaries and employee benefits	4,567	3,383
Premises and equipment	1,128	628
Loss on early termination of debt	—	1,564
Integration and conversion expenses	—	3,476
Other expenses	2,680	1,299

Total noninterest expense	8,375	10,350

Income (loss) before provision for income taxes	3,596	(2,492)
Provision (benefit) for income taxes	1,407	(1,397)

Net income (loss)	$2,189	$(1,095)

Earnings (loss) per share:
Basic	$0.19	$(0.16)
Diluted	$0.19	$(0.16)

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed consolidated statements of cash flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income (loss)	$2,189	$(1,095)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of premises and equipment	363	207
Provision for credit losses	450	—
Unrealized gain on derivatives	(1,225)	—
Realized net gains on sale of securities and loans	(26)	(226)
Stock-based compensation costs	67	83
Net accretion of discounts on securities available-for-sale	(170)	(136)
Amortization of core deposit and trade name intangibles	298	62
Amortization of premium on loans purchased	—	15
Loss on deferred debt issue costs upon redemption	—	404
Origination of loans held for sale	(12,743)	—
Proceeds from sale and payments received from loans held for sale	296	—
Increase in cash surrender value of life insurance	(260)	—
Increase in accrued interest receivable and other assets	(4,345)	(3,901)
(Decrease) increase in accrued interest payable and other liabilities	(2,687)	1,356

Net cash used in operating activities	(17,793)	(3,231)

Purchases of securities available-for-sale	(14,025)	(2,643)
Proceeds from repayment and maturities of securities available-for-sale	19,483	7,967
Proceeds from repayment and maturities of securities held-to-maturity	—	142
Purchases of Federal Home Loan Bank stock	(2,503)	(600)
Net change in federal funds sold	(20)	—
Loan originations and principal collections, net	(8,810)	(15,629)
Purchases of premises and equipment	(310)	(113)
Proceeds from sale of repossessed personal property	36	—
Net cash and cash equivalents received in acquisition	—	6,760

Net cash used in investing activities	(6,149)	(4,116)

Net decrease in demand deposits, money market and savings accounts	(25,819)	9,603
Net decrease in time certificates of deposit	(5,442)	(14,248)
Net increase (decrease) in borrowings	57,743	23,756
Issuance of junior subordinated debentures	—	16,495
Redemption of junior subordinated debentures	—	(15,464)
Purchases of treasury stock	(289)	—
Proceeds from issuance of common stock under compensation plan	23	—
Proceeds from exercise of stock options	10	200

Net cash provided by financing activities	26,226	20,342

Change in cash and due from banks	2,284	12,995
Cash and due from banks, beginning of period	17,413	13,438

Cash and due from banks, end of period	$19,697	$26,433

Supplemental cash flow information:
Cash paid for interest	$7,625	$5,602
Cash paid for income taxes	$3,465	$100
Supplemental disclosure of noncash investing activities
Issuance of common stock for purchase accounting merger	—	$82,982

See accompanying notes.

NOTE 1 – BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc. (referred to in this report as “we”, “our”, “First California” or “the Company”) was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB.

On June 15, 2006, First California, FCB and National Mercantile entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of National Mercantile with and into the newly formed holding company, First California, and the conversion of each share of National Mercantile common stock into the right to receive one share of common stock, $0.01 par value per share, or First California Common Stock, of First California and the conversion of each share of FCB common stock into the right to receive 1.7904 shares of First California Common Stock. In addition, the Merger Agreement provided for the conversion of each share of National Mercantile series B convertible perpetual preferred stock into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition were approved by both National Mercantile and FCB shareholders and regulators.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the Merger Agreement as described above. Concurrently with the merger and acquisition, the number of common shares authorized of First California was increased to 25,000,000 and First California authorized the issuance of 2,500,000 shares of preferred stock of which 1,000 shares were designated as series A convertible perpetual preferred stock. In addition, each share of National Mercantile series B convertible perpetual preferred stock was exchanged for one share of series A convertible perpetual preferred stock of First California. As a result of these transactions, First California issued an aggregate of approximately 11,518,733 shares of First California Common Stock to former National Mercantile and FCB shareholders and 1,000 shares of First California Preferred Stock to former shareholders of National Mercantile series B convertible preferred stock. First California paid cash of $1,800 in lieu of fractional shares of First California Common Stock issued in connection with the acquisition of FCB.

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay. As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets included the capital stock of First California Bank, or the Bank.

On June 19, 2007, First California completed the integration of Mercantile, South Bay and First California Bank, as contemplated by the Merger Agreement. The Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay and sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent Bankers Bank, respectively. As a result of these transactions, the three former bank subsidiaries of National Mercantile and FCB now operate under the First California Bank brand.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through traditional business and consumer banking to construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and one loan production office.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles (“GAAP”), the accounts of the Company, which excludes the accounts of FCB Statutory Trust I and First California Statutory Trust I. Results of operations for the three months ended March 31, 2007 include operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the merger and acquisition are the same as the historical information of National Mercantile. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the condensed consolidated financial statements. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2007 consolidated financial statements to conform with current year presentation.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of goodwill and deferred tax assets or liabilities and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Goodwill and other intangible assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of trade name and core deposit intangibles. Trade name, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Income taxes – The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material effect on our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our accounting policy is to recognize interest and penalties as a component of income tax expense.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There were no net deferred tax assets at March 31, 2008 or December 31, 2007. There was no valuation allowance at March 31, 2008 or December 31, 2007.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the first quarter of 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective the unrealized gains/losses on those instruments were reflected directly in current period earnings. During the first quarter of 2007, the effectiveness assessments indicated that the instruments were highly effective and therefore, the unrealized gains/losses on the instrument were deferred in accumulated other comprehensive income. The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in fair value of the floor are recognized directly in current period earnings.

Common shares – The number of common shares outstanding was 11.5 million shares at March 31, 2008.

Recent accounting pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company. See Note 9 – Fair Value Measurement for additional information.

In September 2006, Emerging Issues Task Force (“EITF”) Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principles Board Opinion No. 12, Omnibus Opinion – 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-4 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize postretirement liability totaled $157,000, net of tax, and was recorded as a reduction of retained earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement was adopted on January 1, 2008 and its adoption did not have a material impact on the consolidated financial statements or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that would permit a one-year deferral period in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, which enhances required disclosures regarding derivatives and hedging activities. Required disclosures will include how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that this statement will have on the Company’s consolidated financial statements.

NOTE 2 —MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding common stock of FCB for a purchase price of $84.9 million pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of First California Bank. At the date of acquisition, the Bank became a wholly-owned subsidiary of the Company. As provided by the Merger Agreement, each issued and outstanding share of common stock of FCB was exchanged for 1.7904 shares of the Company’s common stock. Upon completion of the acquisition, the Company issued approximately 5.9 million shares of common stock to former shareholders of FCB, representing an approximate 49.9% interest in the Company. The fair value of $14.14 for each of the Company’s common shares issued to complete the acquisition of FCB on March 12, 2007 was based on the average of the quoted market price per share of National Mercantile Bancorp’s common stock for a period of three days before, the day of and three days after the announcement of the merger and acquisition on June 15, 2006. In addition, FCB had 160,100 employee stock options outstanding at the acquisition date. On the acquisition date, the Company exchanged the FCB stock options with options to purchase shares of the Company’s stock which resulted in the Company granting a total of 286,643 stock options with a weighted average exercise price of $10.33 per share to former FCB employees and executives. The fair value of the stock options of $1.4 million is included in the purchase price.

Under the purchase method of accounting, the cost of approximately $84.9 million to acquire FCB, including transaction costs, was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition as summarized below (in thousands, except share and per share amounts):

Purchase Price
Number of shares of Company stock issued for FCB stock	5,868,586
Price of the Company’s stock on the date of Merger Agreement	$14.14
Total stock consideration		$82,982
Fair value of FCB’s stock options converted to Company stock options at acquisition date		1,408
Less: Fair value of unvested options related to future service periods		(804)

Total common stock issued and stock options assumed		83,586
Direct costs of the acquisition		1,338

Total purchase price and acquisition costs		84,924
Allocation of Purchase Price
FCB’s equity	$49,591
Less: Intangible assets derecognized	(17,152)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(2,489)
Core deposit intangibles	5,488
Other assets	6,983
Deferred tax liabilities	(3,508)
Deposits	(624)
Borrowings	(37)
Subordinated debt	(200)
Fair value of net assets acquired		38,052

Estimated goodwill arising from acquisition		$46,872

The Company has based the allocation of purchase price above on the fair values of the assets acquired and the liabilities assumed. Valuations of certain assets and liabilities of FCB were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

The following information presents the pro forma results of operations for the three months ended March 31, 2007, as though the acquisition had occurred on January 1, 2007. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or the results that may be achieved in the future.

(in thousands, except per share data)	Three months ended March 31, 2007
Net interest income	$10,465
Noninterest income	1,128
Noninterest expense	13,471
Provision for loan losses	—

Loss before tax	(1,878)
Income tax benefit	(756)

Net loss	$(1,122)

Pro forma loss per share:
Basic	$(0.10)
Diluted	$(0.10)
Pro forma weighted average shares:
Basic	11,533
Diluted	11,533

NOTE 3 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$508	$3	$—	$511
U.S. government agency notes	14,420	399	—	14,819
U.S. government agency mortgage-backed securities	129,371	1,657	(41)	130,987
Collateralized mortgage obligations	59,345	20	(2,179)	57,186
Municipal securities	18,592	307	(22)	18,877
Other domestic debt securities	4,963	—	(311)	4,652

Securities available-for-sale	$227,199	$2,386	$(2,553)	$227,032

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$526	$3	$—	$529
U.S. government agency notes	14,499	137	(1)	14,635
U.S. government agency mortgage-backed securities	121,155	626	(258)	121,523
Collateralized mortgage obligations	70,910	377	(518)	70,769
Municipal securities	18,598	105	(14)	18,689
Other domestic debt securities	4,963	—	(13)	4,950

Securities available-for-sale	$230,651	$1,248	$(804)	$231,095

The Company has evaluated the unrealized losses for these U.S. agency mortgage-backed securities, collateralized mortgage obligations and municipal securities and determined that the decline in value at March 31, 2008, is temporary and is related to the fluctuation in market interest rates since purchase.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

(in thousands)	At March 31, 2008	At December 31, 2007
Commercial mortgage	$293,733	$295,496
Commercial loans and lines of credit	197,926	189,638
Construction and land development	157,302	148,101
Home mortgage	41,782	46,193
Multifamily mortgage	34,722	34,198
Home equity loans and lines of credit	22,109	22,519
Installment and credit card	6,845	10,034

Total loans	754,419	746,179
Allowance for loan losses	(7,708)	(7,828)

Loans, net	$746,711	$738,351

Loans held for sale	$23,927	$11,454

At March 31, 2008, loans held for sale were $23.9 million and consisted of commercial and multifamily mortgages originated for sale into the secondary market as well as SBA 7(a) loans, the government guaranteed portion of which will be sold into the secondary market. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

At March 31, 2008, loans with a carrying value of $525.6 million were included as blanket pledges of security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.8 million and $2.7 million at March 31, 2008 and December 31, 2007, respectively.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange and Ventura Counties. The Company has no significant credit exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. A significant portion of our loans are collateralized by real estate. Changes in the economic condition in Southern California could adversely affect the value of real estate.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Beginning balance	$7,828	$4,740
Provision for loan losses	450	—
Additions from the merger	—	3,531
Loans charged-off	(606)	(1)
Transfers to undisbursed commitment allowance	—	18
Recoveries on loans previously charged-off	36	8

Ending balance	$7,708	$8,296

Accruing loans past due 30 – 89 days	$4,646	$12,693
Accruing loans past due 90 days or more	$1,480	$100
Nonaccrual loans	$5,720	$334
Foreclosed assets	$161	$303

There were $5,720,000 and $334,000 of nonaccrual loans at March 31, 2008 and March 31, 2007, respectively. Had these loans performed according to their original terms, additional interest income of approximately $117,000 and $3,000 would have been recognized in the three month periods ended March 31, 2008 and March 31, 2007, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.1 million at March 31, 2008 includes $46.9 million, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2007, goodwill was $50.2 million. The decrease in goodwill change of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008. No impairment loss was recognized for the periods ended March 31, 2008 and December 31, 2007.

Core deposit intangibles, net of accumulated amortization, was $5.8 million at March 31, 2008 and $6.0 million at December 31, 2007. Amortization expense for the three months ended March 31, 2008 and 2007 was $198,000 and $62,000, respectively.

Other intangibles includes trade name, net of accumulated amortization of $3.5 million at March 31, 2008 and $3.6 million at December 31, 2007, representing the fair value of the First California Bank name recorded as part of the acquisition. Amortization expense for the three months ended March 31, 2008 was $100,000.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

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

The First California Trust used the proceeds from the sale of its capital securities and its common securities to purchase from the Company $16.5 million aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037. The Debentures bear interest at the same rates as the First California Trust’s capital securities. So long as no “event of default” (as defined in the Indenture relating to the Debentures) has occurred, First California will have the right to defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods, except that no extension period may extend beyond the maturity of the Debentures. During any deferral period, the Company may not pay dividends or make certain other distributions or payments as provided in the Indenture. The Debentures mature on March 15, 2037, and are redeemable at par, at the Company’s option, at any time on or after March 15, 2012. Upon any redemption by the Company of the Debentures, the First California Trust must redeem a like amount of its capital and common securities.

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

FCB Statutory Trust I

As a result of the acquisition of FCB, the Company assumed $10,310,000 Junior Subordinated Debentures of FCB, having an estimated fair value of $10,102,000 (“FCB Debentures”). The FCB Debentures are due December 15, 2035 and the interest rate is fixed at 6.145% to December, 2010 at which time the interest rate will float at the three-month LIBOR rate plus 1.55%. As a result of the Company’s assumption of the FCB Debentures, the Company also assumed FCB’s obligations under a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent FCB Statutory Trust I fails to pay such distributions from payments under the FCB Debentures it holds from the Company.

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

The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2008		2007
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic
Income (loss) available to common shareholders	$2,189	$2,189	$(1,095)	$(1,095)

Weighted average common shares outstanding- Basic	11,485	11,485	6,903	6,903
Options	—	—	—	—
Convertible preferred stock	273	—	—	—

Weighted average common shares outstanding – Diluted	11,758	11,485	6,903	6,903

Earnings (loss) per share	$0.19	$0.19	$(0.16)	$(0.16)

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
(in thousands)	2008	2007
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$(200)	$202
Unrealized gain (loss) on securities available for sale	(612)	530
Reclassification adjustment for losses included in net loss	—	42

Other comprehensive income (loss), before tax	(812)	774
Income tax benefit (expense) related to items of other comprehensive income	390	(330)

Other comprehensive income (loss)	(422)	444
Net income (loss)	2,189	(1,095)

Comprehensive income (loss)	$1,767	$(651)

NOTE 9 – FAIR VALUE MEASUREMENT

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)		Fair Value Measurements at March 31, 2008, Using
	Fair value at March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$227,032	$227,032	$—	$—
Interest rate swaps	997	—	997	—
Interest rate floor	576	—	576	—

Total assets measured at fair value	$228,605	$227,032	$1,573	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities — Fair values for investment securities are based on quoted market prices.

Interest rate swaps and floor — The fair value of the interest rate swap and floor are computed through a model based on observable inputs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which the Company does or anticipates doing business are less favorable than expected and including the possibility of a U.S. recession;

•	a slowdown in construction activity;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and other conflicts;

•	legislative or regulatory requirements or changes adversely affect the Company’s business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

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

Overview

We were a wholly-owned subsidiary of National Mercantile Bancorp, or National Mercantile, formed to facilitate the reincorporation merger with National Mercantile and the merger with FCB Bancorp, or FCB, which we refer to collectively as the mergers. Accordingly, our historical balance sheet and results of operations before the mergers are the same historical information of National Mercantile. We accounted for the merger with FCB using the purchase method of accounting; accordingly, our balance sheet includes the fair value of the assets acquired and liabilities assumed from FCB. Our results of operations for the prior year quarter ended March 31, 2007, however, only include approximately 19 days of FCB’s results of operations.

For the first quarter of 2008, we had net income of $2.2 million, compared to net loss of $1.1 million for the first quarter of 2007. The 2007 first quarter net loss included a pre-tax charge of $1.6 million that related to a refinancing of trust preferred securities we completed early in the quarter. The trust preferred refinancing saves us approximately $500,000 per year in pre-tax interest expense. In addition, during the first quarter of 2007 we began an integration program among our three banks that combined the banks under a single brand – First California Bank. The integration program resulted in pre-tax charges of approximately $3.5 million in the 2007 first quarter.

Our 2008 first quarter net income on a diluted per share basis was $0.19. Our 2007 first quarter diluted loss per share was $0.16. Our per share data for 2008 reflect the increase in outstanding weighted average shares that resulted from our issuance of 5.9 million common shares in the merger with FCB in the first quarter of 2007.

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

Allowance for loan losses

An estimate of probable losses incurred in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The provision for loan losses, charged to operations, is the amount that is necessary to establish the allowance. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $7,708,000 at March 31, 2008 and was $7,828,000 at December 31, 2007.

Income taxes

An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There were net deferred tax liabilities of $2,283,000 at March 31, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. We did not have net deferred tax assets and there was no valuation allowance at either period end.

Goodwill

An estimate of probable impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill was $50,099,000 and $50,216,000 at March 31, 2008 and December 31, 2007, respectively; there was no impairment loss at either period end. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the first quarter of 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective the unrealized gains/losses on those instruments were reflected directly in current period earnings. During the first quarter of 2007, the effectiveness assessments indicated that the instruments were highly effective and therefore, the unrealized gains/losses on the instrument were deferred in accumulated other comprehensive income. The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in fair value of the floor are recognized directly in current period earnings.

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. See Note 9-Fair Value Measurement, for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Results of operations – for the three months ended March 31, 2008 and 2007

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

Our net interest income for the three months ended March 31, 2008 increased to $10.3 million, or 44 percent from $7.1 million for the three months ended March 31, 2007. Our 2008 first quarter net interest margin (tax equivalent) was 4.14 percent, compared to 4.57 percent for the same quarter last year. The increase in our net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease in our net interest margin reflects the decrease in rates earned on interest-earning assets, offset in part by the decrease in the rates paid for our interest-bearing funds.

	Three months ended March 31,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans	$774,678	$13,823	7.14%	$494,617	$10,158	8.21%
Securities	227,288	3,070	5.40%	136,088	1,693	5.23%
Federal funds sold	1,307	12	3.67%	905	380	nm
Deposits with banks	78	—	nm	2,014	66	nm

Total earning assets	1,003,351	$16,905	6.74%	633,624	$12,297	7.53%

Non-earning assets	123,017			69,942

Total assets	$1,126,368			$703,566

Interest bearing checking	$57,772	$140	0.97%	$31,762	$55	0.69%
Savings and money market	220,897	1,338	2.42%	168,512	1,326	3.15%
Certificates of deposit	278,283	2,771	3.98%	164,116	1,953	4.76%

Total interest bearing deposits	556,952	4,249	3.05%	364,390	3,334	3.66%

Borrowings	196,809	1,954	3.97%	80,589	1,458	nm
Junior subordinated debentures	26,653	439	6.59%	21,861	359	6.57%

Total borrowed funds	223,462	2,393	4.28%	102,450	1,817	7.10%

Total interest bearing funds	780,414	$6,642	3.40%	466,840	$5,151	4.09%

Noninterest bearing checking	190,129			146,809
Other liabilities	15,329			3,267
Shareholders’ equity	140,496			86,650

Total liabilities and shareholder’s equity	$1,126,368			$703,566

Net interest income		$10,263			$7,146
Net interest margin (tax equivalent) [1]			4.14%			4.57%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

(in thousands)	Three months ended March 31, 2008 to 2007 due to:
	Rate	Volume	Total
Interest income
Interest on loans	$(1,332)	$4,997	$3,665
Interest on securities	145	1,232	1,377
Interest on Federal funds sold	(372)	4	(368)
Interest on deposits with banks	(66)	—	(66)

Total interest income	(1,625)	6,233	4,608

Interest expense
Interest on deposits	(602)	1,517	915
Interest on borrowings	(837)	1,413	576

Total interest expense	(1,439)	2,930	1,491

Net interest income	$(186)	$3,303	$3,117

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, there was no loan loss provision for any quarter in 2007; however, as a result of the current economic climate, we recorded a provision for loan losses of $450,000 during the first quarter of 2008.

Our service charges, fees and other income for the three months ended March 31, 2008 increased to $879,000, up 81 percent from $486,000 for the three months ended March 31, 2007. The increase in the amount of service charges on deposits and other income reflects the increase in deposits and other business activities as a result of the mergers.

We estimate the effectiveness of derivative instruments (interest rate swaps) in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective in the first quarter of 2008. The instruments were fully effective in the first quarter of 2007. We recognize these unrealized gains and losses in noninterest income. For the first quarter of 2008, we recognized unrealized gains of $1,225,000 from ineffective derivatives and non-hedged derivative instruments. The amount of unrealized gains or losses can change each quarter based on the changes in fair value of non-hedged derivatives and to the extent hedged items are ineffective.

Our merger with FCB introduced a new source of revenue from the origination and sale of commercial and multi-family property mortgages. During the first quarter of 2008, our SBA and Commercial Lending Divisions sold $270,000 of loans for a gain of $26,000 compared to none for the 2007 first quarter. In addition, our Divisions brokered loans for commissions of $28,000 compared to none for the 2007 first quarter. At the end of the 2008 first quarter, commercial, SBA and multi-family loans held for sale were $23.9 million. We had $25.6 million loans held for sale at the end of the first quarter of 2007.

Our noninterest expense for the three months ended March 31, 2008 was $8.4 million compared with $10.4 million for the three months ended March 31, 2007. The decrease primarily reflects integration-related expenses and the expense of the early termination of debt incurred in the first quarter of 2007. These costs were offset by an increase in operating expenses related to the mergers.

We launched an integration program shortly after the mergers that combined our three banks under a single brand – First California Bank. We believe the integration program created operating efficiencies and eliminated redundancies. We installed the existing First California Bank technology in all former Mercantile National Bank and South Bay Bank offices and implemented selective staff reductions.

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

Our efficiency ratio was 65% for the first quarter of 2008 compared with 67% for the first quarter of 2007. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The 2007 year-to-date efficiency ratio of 67% reflects the impact of our integration/conversion and debt prepayment expenses.

Financial position – March 31, 2008 compared with December 31, 2007

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

Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent funding. Construction projects also can be delayed for a number of reasons such as poor weather, material or labor shortages, labor difficulties, or substandard work that must be redone to pass inspection. Furthermore, changes in market conditions or credit markets may affect a project’s viability once completed.

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

Loans

Loans, excluding loans held for sale, increased 1 percent to $754.4 million at March 31, 2008 from $746.2 million at December 31, 2007. Loan growth was primarily the result of growth from our business lending activity.

(in thousands)	At March 31, 2008	At December 31, 2007
Commercial mortgage	$293,733	$295,496
Commercial loans and lines of credit	197,926	189,638
Construction and land development	157,302	148,101
Home mortgage	41,782	46,193
Multifamily mortgage	34,722	34,198
Home equity loans and lines of credit	22,109	22,519
Installment and credit card	6,845	10,034

Total loans	754,419	746,179
Allowance for loan losses	(7,708)	(7,828)

Loans, net	$746,711	$738,351

Loans held for sale	$23,927	$11,454

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

Commercial mortgage loans, the largest segment of our portfolio, were 39 percent of total loans at March 31, 2008 compared with 40 percent at December 31, 2007. We had approximately 331 commercial mortgage loans with an average balance of $891,000 at March 31, 2008 compared to approximately 336 commercial mortgage loans with an average balance of $882,000 at December 31, 2007. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura Counties. The following is a table of our commercial mortgage lending by county.

Region/county (in thousands)	At March 31, 2008	At December 31, 2007
Southern California
Los Angeles	$148,355	$151,075
Orange	27,458	27,589
Ventura	94,523	95,397
Riverside	7,105	7,165
San Bernardino	5,829	5,858
Santa Barbara	239	240
San Diego	3,467	3,692

Total Southern California	286,976	291,016

Northern California
Alameda	341	342
Contra Costa	1,256	1,262
Fresno	2,513	849
Kern	1,154	1,177
Madera	570	562
Placer	636	—
Solano	287	288

Total Northern California	6,757	4,480

Total commercial mortgage	$293,733	$295,496

Commercial mortgage loans are generally underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 26 percent of total loans at March 31, 2008, up from 25 percent at December 31, 2007. We had approximately 748 commercial loans with an average balance of $259,000 at March 31, 2008 compared to approximately 732 commercial loans with an average balance of $254,000 at December 31, 2007. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our loans by business sector.

Industry/Sector (in thousands)	At March 31, 2008	At December 31, 2007
Services	$47,412	$38,748
Real Estate	47,003	46,450
Information	42,390	43,440
Trade	23,970	22,295
Manufacturing	17,065	16,644
Healthcare	11,522	13,087
Transportation and Warehouse	8,564	8,974

Total commercial loans	$197,926	$189,638

Commercial loans are underwritten with maturities not to exceed seven years and we generally require the loan to be fully amortized within the term of the loan. Traditional working capital lines are underwritten for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Field audits are performed by third-party vendors. The maximum advance rate for accounts receivable is 80 percent and the maximum advance rate for eligible inventory is 50 percent.

Construction loans represent 21 percent of total loans at March 31, 2008 compared with 20 percent at December 31, 2007. At March 31, 2008, we had approximately 59 projects with an average commitment of $3,366,000 compared to approximately 62 projects with an average commitment of $3,368,000 at December 31, 2007. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans and are approximately evenly divided between the types. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the Federal Institutions Reform Recovery and Enforcement Act (“FIRREA”) conforming appraised value. For residential projects, the maximum loan-to-value is 80 percent. In practice, we generally do not exceed 70 percent loan-to-value. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our residential construction loans by county.

County	At March 31, 2008
(in thousands)	Commitment	Outstanding
Los Angeles	$102,436	$80,459
Orange	8,060	3,377
Ventura	53,159	42,538
Monterey	4,600	4,494
Riverside	6,742	5,426
San Bernardino	4,535	3,913
San Diego	738	735
Santa Barbara	18,315	16,360

Total construction	$198,585	$157,302

County	At December 31, 2007
(in thousands)	Commitment	Outstanding
Los Angeles	$109,780	$78,142
Orange	8,042	3,103
Ventura	53,055	37,152
Monterey	4,690	4,191
Riverside	6,873	5,227
San Bernardino	4,624	567
San Diego	752	736
Santa Barbara	21,055	18,983

Total construction	$208,871	$148,101

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

Multifamily residential mortgage loans were 5 percent of total loans at March 31, 2008 and December 31, 2007. We had approximately 60 multifamily loans with an average balance of $610,000 at March 31, 2008 compared to approximately 60 multifamily loans with an average balance of $568,000 at December 31, 2007. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Region/county (in thousands)	At March 31, 2008	At December 31, 2007
Southern California
Los Angeles	$13,104	$12,028
Orange	11,291	11,806
Ventura	3,109	3,295
Riverside	824	880
San Bernardino	2,699	2,861
San Diego	533	565

Total	31,560	31,435

Northern California
Calaveras	1,329	1,409
Fresno	246	261
Mendocino	380	403
Merced	652	690
Mono	223	—
Santa Cruz	332	—

Total	3,162	2,763

Total multifamily mortgage	$34,722	$34,198

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

We have experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrued loans and low levels of net charge-offs – for an extended period of time. However, as a result of the current economic climate, we recorded a loan loss provision of $450,000 during the first quarter of 2008. Our first quarter loan charge-offs include a single $600,000 unsecured loan.

The ratio of the allowance for loan losses to loans was 1.02 percent at March 31, 2008 compared with 1.05 percent at December 31, 2007. While we believe that our allowance for loan losses was adequate at March 31, 2008 and December 31, 2007, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents the allowance for loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Beginning balance	$7,828	$4,740
Provision for loan losses	450	—
Additions from the merger	—	3,531
Loans charged-off	(606)	(1)
Transfers to undisbursed commitment allowance	—	18
Recoveries on loans charged-off	36	8

Ending balance	$7,708	$8,296

Allowance to loans	1.02%	1.15%
Accruing loans past due 30 – 89 days	$4,646	$12,693
Accruing loans past due 90 days or more	$1,480	$100
Nonaccrual loans	$5,720	$334
Foreclosed property	$161	$303

The Company has one $5.7 million nonaccrual loan which has been in foreclosure and represents a single real estate-secured loan in bankruptcy court litigation. We anticipate full repayment of this loan with interest and do not anticipate a loss.

The allowance for loan losses on undisbursed commitments was $99,000 at March 31, 2008, the same as at December 31, 2007. There have been no charges to the allowance since its inception. The allowance for losses on undisbursed commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	March 31, 2008		December 31, 2007
(in thousands)	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
Commercial mortgage	$2,527	39%	$2,788	40%
Multifamily mortgage	278	5%	157	5%
Commercial loans	2,198	26%	1,903	25%
Construction loans	1,751	21%	1,766	20%
Home equity loans	177	3%	65	3%
Home mortgage	334	5%	450	6%
Installment and credit card	55	1%	349	1%

Subtotal	7,320	100%	7,478	100%
Unallocated	388		350

Total	$7,708	100%	$7,828	100%

Unallocated amounts represent qualitative considerations attributed to economic conditions and geographic concentrations. The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At March 31, 2008, core deposits totaled $531.7 million. At December 31, 2007, core deposits totaled $556.3 million. The decrease is a result of a reduction in demand deposits, primarily non-interest bearing checking and money market accounts. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include certificates of deposits of $100,000 or more, brokered deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at March 31, 2008 and December 31, 2007 were $424.7 million and $373.7 million, respectively. The increase is a result of the Company taking advantage of its access to wholesale funding sources, permitting a run-off in brokered deposits and select higher cost depositors.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $14.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2008 or December 31, 2007.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon the Banks’ earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the California Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2008, we received no dividends from our bank subsidiary. The amount of dividends available for payment by the Bank to the holding company at March 31, 2008 without prior approval from bank regulators was $7.5 million. The Company has $7.0 million in cash on deposit with its bank subsidiary.

Junior subordinated debentures were $26.6 million at March 31, 2008, the same as at December 31, 2007.

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

Securities, at amortized cost, decreased to $227.2 million, or 1.5 percent, at March 31, 2008 from $230.6 million at December 31, 2007.

Net unrealized holding losses at March 31, 2008 and December 31, 2007 were $2,553,000 and $804,000, respectively. Loss securities are comprised largely of mortgage-backed securities and California municipal general obligation bonds and do not relate to any specific industry segment. Net unrealized losses that are other than temporary are reflected in net income. We have evaluated the unrealized losses of these securities and determined, as of March 31, 2008, that they were temporary and were related to the fluctuation in market interest rates since purchase.

Deposits

The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Three months ended March 31,
	2008		2007
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$190,129		$146,809
Interest checking	57,772	0.97%	31,762	0.69%
Savings accounts	220,897	2.42%	168,512	3.15%
Time deposits less than $100,000	75,680	4.55%	64,248	4.89%

Total core deposits	544,478	2.06%	411,331	3.27%

Average noncore deposits
Time deposits of $100,000 or more	202,603	3.32%	99,868	4.73%

Total average core and noncore deposits	$747,081	2.27%	$511,199	2.62%

Interest paid on deposits decreased in 2008 reflecting both the mergers completed at the end of the first quarter of 2007 and the current interest rate environment.

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At March 31, 2008, we had $226.6 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $181.6 million of FHLB advances. For our overnight FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$59,644	2.54%	$24,901	3.30%
Maximum amount outstanding at any month-end during the period	$59,644	3.22%	$24,901	3.30%
Average amount outstanding during the period	$43,543	3.22%	$17,601	3.87%

The following table presents the maturities of FHLB term advances at March 31, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$20,500	2008	4.07%
21,000	2009	4.01%
32,500	2010	3.92%
5,500	2011	3.07%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$122,000

The following table presents the maturities of FHLB term advances at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$18,000	2008	4.90%
13,500	2009	4.81%
25,000	2010	4.27%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$99,000

The following table presents maturities of securities sold under agreements to repurchase at March 31, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2011	3.64%
20,000	2013	3.60%
10,000	2017	3.72%

$45,000

The following table presents maturities of securities sold under agreements to repurchase at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2008	5.42%
30,000	2009	5.46%

$45,000

Capital resources

The following table presents, at the date indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for the period.

(in thousands)	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$117,211	13.46%	$69,677	≥	8.00%
First California Bank	105,277	12.15%	69,304	≥	8.00%	86,630	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	109,404	12.56%	34,838	≥	4.00%
First California Bank	97,470	11.25%	34,652	≥	4.00%	51,978	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	109,404	8.86%	51,612	≥	4.00%
First California Bank	97,470	9.15%	42,627	≥	4.00%	53,284	≥	5.00%
December 31, 2007
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$115,975	13.41%	$69,167	≥	8.00%
First California Bank	103,414	12.04%	68,687	≥	8.00%	85,858	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	108,048	12.50%	34,583	≥	4.00%
First California Bank	95,487	11.12%	34,343	≥	4.00%	51,515	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	108,048	9.05%	47,770	≥	4.00%
First California Bank	95,487	9.30%	41,065	≥	4.00%	51,332	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the company’s common stock. The company is authorized until November, 2008 to purchase shares from time-to-time in open market or privately negotiated transactions, depending on market conditions. As of March 31, 2008, the company had repurchased 295,654 shares for $2,647,000.

Commitments, contingent liabilities, contractual obligations and off-balance commitments

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $191.1 million at March 31, 2008 compared with $198.7 million at December 31, 2007. Commercial and stand-by letters of credit were $700,000 and $2.5 million at March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008
(in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
FHLB overnight advances	$59,644	$—	$—	$—	$59,644
FHLB term advances	29,250	50,250	17,500	25,000	122,000
Securities sold under agreement to repurchase	15,000	20,000	10,000	—	45,000
Junior subordinated debentures	—	—	—	26,662	26,662
Operating lease obligations	1,683	3,909	3,350	6,929	15,871
Deferred compensation benefits	341	440	304	—	1,085
Severance benefits	265	530	406	—	1,201

Total	$106,183	$75,129	$31,560	$58,591	$271,463

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2008 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the SEC on March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock Repurchase Program — In November 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $5.0 million of the Company’s common stock. The table below sets forth information with respect to shares repurchased under the repurchase program during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2008	13,350	$8.82	275,329	$2,523,994
February 1 – February 29, 2008	7,979	$8.32	283,308	$2,457,604
March 1 – March 31, 2008	12,346	$8.50	295,654	$2,352,687

Total	33,675	$8.58

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: May 15, 2008	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)