Form 10-Q
period 2008-06-30
First California Financial Group, Inc.
filed 2008-08-14
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,460,945 shares of Common Stock, $0.01 par value, as of August 12, 2008

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARY

Condensed consolidated balance sheets (unaudited)

	June 30, 2008	December 31, 2007
(in thousands, except share data)
Cash and due from banks	$17,881	$17,413
Federal funds sold	300	255
Securities available-for-sale	217,896	231,095
Loans held-for-sale	—	11,454
Loans, net	765,651	738,351
Premises and equipment, net	20,822	18,626
Goodwill	50,099	50,216
Core deposits and other intangibles	9,048	9,642
Cash surrender value of life insurance	11,140	10,931
Accrued interest receivable and other assets	32,259	20,859

Total assets	$1,125,096	$1,108,842

Non-interest checking	$187,450	$197,262
Interest checking	52,489	53,312
Money market and savings	201,164	229,236
Certificates of deposit, under $100,000	99,170	76,513
Certificates of deposit, $100,000 and over	213,841	204,757

Total deposits	754,114	761,080
Borrowings	196,863	168,901
Junior subordinated debentures	26,674	26,648
Accrued interest payable and other liabilities	11,215	15,346

Total liabilities	988,866	971,975

Preferred stock, $0.01 par value – 2,500,000 shares authorized: Series A convertible preferred; 1,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	1,000	1,000
Common stock, $0.01 par value – 25,000,000 shares authorized: 11,788,374 shares issued as of June 30, 2008 and 11,762,499 shares issued as of December 31, 2007	118	118
Additional paid-in capital	132,723	132,543
Treasury stock, at cost – 311,288 shares at June 30, 2008 and 261,979 shares at December 31, 2007	(2,778)	(2,374)
Retained earnings	8,668	5,350
Accumulated other comprehensive income (loss)	(3,501)	230

Total shareholders’ equity	136,230	136,867

Total liabilities and shareholders’ equity	$1,125,096	$1,108,842

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARY

Condensed consolidated statements of operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Interest and fees on loans	$12,894	$15,875	$26,717	$26,194
Interest on securities	2,887	2,209	5,957	3,886
Interest on federal funds sold and interest bearing deposits	2	69	14	120

Total interest income	15,783	18,153	32,688	30,200

Interest on deposits	3,166	4,598	7,415	7,945
Interest on borrowings	1,844	1,406	3,798	2,493
Interest on junior subordinated debentures	438	439	877	798

Total interest expense	5,448	6,443	12,090	11,236

Net interest income	10,335	11,710	20,598	18,964
Provision for loan losses	200	—	650	—

Net interest income after provision for loan losses	10,135	11,710	19,948	18,964

Service charges on deposit accounts	639	480	1,156	750
Loan sales and commissions	185	816	239	1,074
Gain on sale of bank charters	—	2,375	—	2,375
Gain (loss) on derivatives	(367)	—	858	—
Other income	357	344	719	421

Total noninterest income	814	4,015	2,972	4,620

Salaries and employee benefits	4,780	5,438	9,347	8,695
Premises and equipment	1,077	954	2,205	1,644
Loss on early termination of debt	—	—	—	1,564
Integration and conversion expenses	—	1,427	—	4,903
Other expenses	2,993	2,055	5,673	3,419

Total noninterest expense	8,850	9,874	17,225	20,225

Income before provision for income taxes	2,099	5,851	5,695	3,359
Provision for income taxes	815	2,741	2,222	1,344

Net income	$1,284	$3,110	$3,473	$2,015

Earnings per share
Basic	$0.11	$0.27	$0.30	$0.22
Diluted	$0.11	$0.25	$0.30	$0.20

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated statements of cash flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2008	2007
Net income	$3,473	$2,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	714	489
Provision for loan losses	650	—
Stock-based compensation costs	174	54
Realized net gains on sale of loans	(107)	—
Gain on derivatives	(858)	—
Accretion of net discounts on securities available-for-sale	(207)	(193)
FHLB stock dividends	(178)	(124)
Amortization of core deposit and other intangibles	595	415
Amortization of premium on loans purchased	—	30
Loss on sale of other real estate owned	—	142
Gain on sale of bank charters	—	(2,375)
Origination of loans held for sale	(11,046)	(32,180)
Proceeds from sale and payments received from loans held for sale	22,607	46,212
Increase in cash surrender value of life insurance	(209)	(112)
Increase in accrued interest receivable and other assets	(7,116)	(1,785)
Increase (decrease) in accrued interest payable and other liabilities	(4,335)	3,302

Net cash provided by operating activities	4,157	15,890

Purchases of securities available-for-sale	(20,880)	(3,115)
Proceeds from repayment and maturities of securities available-for-sale	31,488	15,096
Proceeds from sale of Federal Home Loan Bank stock	—	1,447
Purchases of Federal Home Loan Bank stock	(4,152)	—
Net change in federal funds sold	(45)	(1,995)
Loan originations and principal collections, net	(27,950)	(17,349)
Proceeds received for sale of bank charters	—	2,375
Purchases of premises and equipment	(2,909)	(296)
Proceeds from sale of repossessed personal property	86	—
Net cash and cash equivalents received in acquisition	—	6,760

Net cash provided by (used in) investing activities	(24,362)	2,923

Net increase (decrease) in demand deposits, money market and savings accounts	(38,707)	21,725
Net increase (decrease) in time certificates of deposit	31,740	(20,552)
Net decrease in securities sold under agreement to repurchase and federal funds purchased	—	(2,936)
Net increase (decrease) in other borrowings	27,989	(10,300)
Issuance of junior subordinated debentures	—	16,495
Redemption of junior subordinated debentures	—	(15,464)
Proceeds from exercise of stock options	55	—
Purchases of treasury stock	(404)	—

Net cash provided by (used in) financing activities	20,673	(11,032)

Change in cash and due from banks	468	7,781
Cash and due from banks, beginning of period	17,413	13,438

Cash and due from banks, end of period	$17,881	$21,219

Supplemental cash flow information:
Cash paid for interest	$9,821	$11,226
Cash paid for income taxes	$6,188	$92
Supplemental disclosure of noncash investing activities:
Issuance of common stock for purchase accounting merger	$—	$82,982
Unrealized loss on securities available-for-sale, net of tax effect	$(3,636)	$(1,641)
Unrealized gain (loss) on cash flow hedges, net of tax effect	$(95)	$142

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc. (“First California” or the “Company”), was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp (“National Mercantile”), a California corporation, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp (“FCB”), a California corporation.

On June 15, 2006, First California, FCB and National Mercantile entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of National Mercantile with and into the newly formed holding company, First California, and the conversion of each share of National Mercantile common stock into the right to receive one share of First California common stock and the conversion of each share of FCB common stock into the right to receive 1.7904 shares of First California common stock. In addition, the Merger Agreement provided for the conversion of each share of National Mercantile series B convertible perpetual preferred stock into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition were approved by both National Mercantile and FCB shareholders and regulators.

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

Upon completion of the merger of National Mercantile into its wholly-owned subsidiary First California and the acquisition of FCB by First California, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded and assumed all the rights and obligations of National Mercantile and FCB. First California assumed all rights and obligations of National Mercantile, whose principal assets were the capital stock of two bank subsidiaries: Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”). As a result of the acquisition of FCB, First California acquired all the rights and obligations of FCB, whose principal assets consisted of the capital stock of First California Bank (the “Bank”).

On June 19, 2007, First California completed the integration of Mercantile, South Bay and First California, as contemplated by the Merger Agreement. The Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay and sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent BankersBank, respectively. As a result of these transactions, the three former bank subsidiaries of National Mercantile and FCB now operate under the First California Bank brand.

The Company is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through our wholly-owned subsidiary, First California Bank. The Bank is a state chartered banking association which provides traditional business and consumer banking products ranging from construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and 1 loan production office. We are dedicated to relationship banking and the success of our customers. First California also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I which were created to raise capital through the issuance of trust preferred securities.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the accounts of the Company and its bank subsidiary but exclude the accounts of FCB Statutory Trust I and First California Capital Trust I. Results of operations for the six months ended June 30, 2007 includes operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the merger and acquisition are the same as the historical information of National Mercantile. All material intercompany balances and transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures normally required by GAAP for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Reclassifications – Certain reclassifications have been made to the 2007 consolidated financial statements to conform with the current year presentation. The Company reclassified FHLB Stock Dividends in the amount of $0.1 million during the six months ended June 30, 2007 as a use of cash provided by operating activities. This was previously reported as a use of cash provided by investing activities. The reclassification resulted in a decrease of $0.1 million in net cash provided by operating activities to $15.9 million from $16.0 million and an increase of $0.1 million in net cash provided by investing activities to $2.9 million from $2.8 million as previously reported for the six months ended June 30, 2007.

Management’s estimates and assumptions – The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of goodwill and deferred tax assets or liabilities and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is increased through a provision charged to expense and reduced by charge-offs, net of recoveries. Loans are charged off against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, credit concentrations and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Goodwill and other intangible assets – The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with GAAP, goodwill is not amortized but instead is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of trade name and core deposit intangibles. Trade name, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Deferred Income Taxes – Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There were net deferred tax assets of $359,000 at June 30, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. There was no valuation allowance at June 30, 2008 or December 31, 2007.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the second quarter of 2008, no effectiveness assessment was performed as the Company no longer had any cash flow hedging relationships as of June 30, 2008. During the second quarter of 2007, the effectiveness assessments indicated that the instruments were highly effective and therefore, the unrealized gains or losses on the instruments were deferred in accumulated other comprehensive income. The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in the fair value of the floor are recognized directly to current period earnings.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on our financial condition or operating results. See Note 9 – Fair Value Measurement for fair value disclosures and further discussion.

In September 2006, Emerging Issues Task Force (“EITF”) Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions or Accounting Principles Board Opinion No. 12, Omnibus Opinion – 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-04 as of January 1, 2008. The cumulative effect of the change in accounting principle to recognize postretirement liabilities totaled $157,000, net of tax, and was recorded as a reduction of retained earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. We adopted this statement as of our fiscal year beginning January 1, 2008 and we chose not to elect the fair value option on any of our existing qualified financial assets or liabilities on the date of adoption nor any new qualified assets originated or liabilities generated subsequent to the adoption date. Therefore, the adoption of SFAS No. 159 did not have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision to SFAS No. 141. The provisions of this statement establish principles in which the acquirer in a business combination is required to recognize and measure in its financial statements all identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. As such, contingent consideration will need to be recognized based on estimated fair value at the date of acquisition. In addition, the costs related to the acquisition are to be recognized separately from the acquisition rather than allocated to the individual assets and liabilities. Also, if applicable, where the fair value of the assets acquired exceeded the acquisition cost, the excess asset value will be recognized as income. This statement makes significant amendments to other statements and other authoritative guidance relating to business combinations. The provisions of this statement apply prospectively to business combinations with acquisition dates on or after January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that would permit a one-year deferral period in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial statements or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, which enhances required disclosures regarding derivatives and hedging activities. Required disclosures will include how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial statements or results of operations.

NOTE 3 – MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding stock of FCB pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of First California Bank. As of the date of the acquisition, First California Bank became a wholly-owned subsidiary of the Company.

The following information presents the pro forma results of operations for the six months ended June 30, 2007, as though the acquisition had occurred on January 1, 2007. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or the results that may be achieved in the future.

(in thousands, except per share data)	Six months ended June 30, 2007
Net interest income	$19,504
Noninterest income	4,620
Noninterest expense	20,808
Provision for loan losses	—

Income before tax	3,316
Income taxes	1,306

Net income	$2,010

Pro forma earnings per share
Basic	$0.17
Diluted	$0.16
Pro forma weighted average shares
Basic	11,549
Diluted	12,235

NOTE 4 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency notes	$13,962	$219	$(28)	$14,153
U.S. government agency mortgage-backed securities	128,674	392	(1,568)	127,498
Collateralized mortgage obligations	57,127	—	(3,672)	53,455
Municipal securities	18,585	39	(176)	18,448
Other domestic debt securities	4,954	—	(612)	4,342

Securities available-for-sale	$223,302	$650	$(6,056)	$217,896

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes	$526	$3	$—	$529
U.S. government agency notes	14,499	137	(1)	14,635
U.S. government agency mortgage-backed securities	121,155	626	(258)	121,523
Collateralized mortgage obligations	70,910	377	(518)	70,769
Municipal securities	18,598	105	(14)	18,689
Other domestic debt securities	4,963	—	(13)	4,950

Securities available-for-sale	$230,651	$1,248	$(804)	$231,095

We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value as the new cost basis and the write down accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover. The securities in an unrealized loss position at June 30, 2008 are primarily attributed to changes in interest rates since the security was purchased as well as the liquidity crisis that has impacted the financial industry. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability to hold these securities until their fair values recover to cost. We have concluded, as of June 30, 2008, that these investments are not other-than-temporarily impaired.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type consist of the following:

(in thousands)	At June 30, 2008	At December 31, 2007
Commercial mortgage	$282,039	$295,496
Commercial loans and lines of credit	220,049	189,638
Construction and land development	150,473	148,101
Home mortgage	47,713	46,193
Multifamily mortgage	46,130	34,198
Home equity loans and lines of credit	21,232	22,519
Installment & credit card	5,908	10,034

Total loans	773,544	746,179
Allowance for loan losses	(7,893)	(7,828)

Loans, net	$765,651	$738,351

Loans held for sale	$—	$11,454

At June 30, 2008 and December 31, 2007, loans held for sale were $0 and $11.5 million, respectively. Loans held for sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$7,708	$8,296	$7,828	$4,740
Provision for loan losses	200	—	650	—
Additions from the merger	—	—	—	3,531
Loans charged-off	(105)	(5)	(711)	(6)
Transfers to undisbursed commitment allowance	—	—	—	18
Recoveries on loans charged-off	90	5	126	13

Ending balance	$7,893	$8,296	$7,893	$8,296

Allowance to loans	1.02%	1.12%	1.02%	1.12%
Accruing loans past due 30 – 89 days	$1,502	$4,027	$1,502	$4,027
Accruing loans past due 90 days or more	$1,081	$953	$1,081	$953
Nonaccrual loans	$6,627	$5,992	$6,627	$5,992
Foreclosed property	$154	$161	$154	$161

The reserve for loan losses on undisbursed commitments was $102,000 and $99,000 at June 30, 2008, and December 31, 2007, respectively. The reserve for losses on undisbursed commitments is included among “other liabilities” on the consolidated balance sheets.

There were $6.6 million and $6.0 million of nonaccrual loans at June 30, 2008 and June 30, 2007, respectively. Had these loans performed according to their original terms, additional interest income of approximately $119,000 and $33,000 would have been recognized in the three month periods ended June 30, 2008 and June 30, 2007, respectively, and $220,000 and $33,000 would have been recognized in the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Due to the size and nature of our loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $11.8 million during the six months ended June 30, 2008 and $4.1 million during the year ended December 31, 2007. Impaired loans were $12.8 million at June 30, 2008 and $8.2 million at December 31, 2007. During the six months ended June 30, 2008 we recorded no specific valuation allowance relating to our impaired loans. Impaired loans without a specific valuation allowance had collateral with a fair value, less costs to sell, in excess of the impaired amount.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is $50.1 million at June 30, 2008 and includes $46.9 million which represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2007, goodwill was $50.2 million. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008. No impairment loss was recognized for the periods ended June 30, 2008 and December 31, 2007.

Core deposit intangibles, net of accumulated amortization, were $5.6 million at June 30, 2008 and $6.0 million at December 31, 2007. Amortization expense for the three months and six months ended June 30, 2008 was $198,000 and $395,000, respectively. Amortization expense for the three months and six months ended June 30, 2007 was $189,000 and $282,000, respectively.

Trade name intangible, net of accumulated amortization, was $3.5 million at June 30, 2008 and $3.6 million at December 31, 2007. Amortization expense for the three months and six months ended June 30, 2008 was $100,000 and $200,000, respectively. Amortization expense for the three and six months ended June 30, 2007 was $133,000.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$1,284	$1,284	$3,110	$3,110	$3,473	$3,473	$2,015	$2,015

Weighted average common shares outstanding-Basic	11,480	11,480	11,565	11,565	11,484	11,484	9,247	9,247
Options	—	—	416	—	—	—	427	—
Convertible preferred stock	277	—	260	—	275	—	259	—

Net effect of dilutive securities	277	—	676	—	275	—	686	—

Weighted average common shares outstanding-Diluted	11,757	11,480	12,241	11,565	11,759	11,484	9,933	9,247

Earnings per share	$0.11	$0.11	$0.25	$0.27	$0.30	$0.30	$0.20	$0.22

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$52	$(209)	$(226)	$14
Unrealized gain (loss) on interest rate floors used in cash flow hedges	—	(26)	—	(47)
Unrealized gain (loss) on securities available-for-sale	(5,239)	(3,336)	(5,850)	(3,866)
Reclassification adjustment for losses included in net loss	—	—	—	24

Other comprehensive income (loss), before tax	(5,187)	(3,571)	(6,076)	(3,875)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,878	1,474	2,345	1,785

Other comprehensive income (loss)	(3,309)	(2,097)	(3,731)	(2,090)
Net income	1,284	3,110	3,473	2,015

Total comprehensive income (loss)	$(2,025)	$1,013	$(258)	$(75)

NOTE 9 – FAIR VALUE MEASUREMENT

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)		Fair Value Measurements at June 30, 2008, Using
	Fair value at June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$217,896	$—	$217,896	$—
Interest rate floor	308	—	308	—

Total assets measured at fair value	$218,204	$—	$218,204	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities — Fair values for investment securities are obtained from a third-party pricing service for identical or comparable assets.

Interest rate swaps and floor — The fair value of the interest rate swaps and floor are computed using a model which utilizes observable inputs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q may contain certain forward-looking statements about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Readers are cautioned that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	technological changes;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	changes in consumer spending, borrowing and saving habits;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•

general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected and including the possibility of a U.S. recession;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and other conflicts;

•	legislative or regulatory requirements or changes adversely affect the Company’s business;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	recent volatility in the credit and equity markets and its effect on the general economy;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	a slowdown in construction activity;

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	our success at managing the risks involved in the foregoing items.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document, and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf, are expressly qualified by these cautionary statements. The following discussion and analysis should be read in conjunction with our quarterly unaudited condensed consolidated financial statements, and notes thereto, contained in this report, which have been prepared in accordance with GAAP, and with our 2007 Form 10-K, which is incorporated herein by reference.

Overview

The Company is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through our wholly-owned subsidiary, First California Bank. The Bank is a state chartered banking association which provides traditional business and consumer banking products ranging from construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and 1 loan production office. We are dedicated to relationship banking and the success of our customers. First California also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I which were created to raise capital through the issuance of trust preferred securities.

At June 30, 2008, we had consolidated total assets of $1.1 billion, total loans of $765.6 million, total deposits of $754.1 million and consolidated shareholders’ equity of $136.2 million. At December 31, 2007, we had consolidated total assets of $1.1 billion, total loans of $738.4 million, total deposits of $761.1 million and consolidated shareholders’ equity of $136.9 million. For the second quarter of 2008, we had net income of $1.3 million compared to net income of $3.1 million for the second quarter of 2007. The 2007 second quarter included a gain on the sale of two bank charters of $2.4 million and $1.4 million of integration and conversion expenses related to the National Mercantile and FCB merger. For the six months ended June 30, 2008, we had net income of $3.5 million compared to net income of $2.0 million for the six months ended June 30, 2007. The six months ended June 30, 2007, included a gain on the sale of two bank charters of $2.4 million, $4.9 million of integration and conversion expenses related to the merger with National Mercantile and acquisition of FCB and a $1.6 million loss on early termination of debt.

On a per share basis, we had net earnings of $0.11 per diluted common share for the three months ended June 30, 2008 and net earnings of $0.25 per diluted common share for the same period in 2007. For the six months ended June 30, 2008 we had net earnings of $0.30 per diluted common share and net earnings of $0.20 per diluted common share for the same period in 2007.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to the previously discussed Merger Agreement. Thus, the prior year results only include FCB’s results of operations subsequent to March 12, 2007.

Critical accounting policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited condensed consolidated interim financial statements and our audited consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies.

Allowance for loan losses

An estimate of probable credit losses inherent in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $7,893,000 at June 30, 2008 and $7,828,000 at December 31, 2007.

Income taxes

We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our consolidated statements of financial condition. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. There were net deferred tax assets of $359,000 at June 30, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. There was no valuation allowance at either period end. Federal and state income tax expense was $0.8 million and $2.7 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $2.2 million and $1.3 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The provision for income taxes represents effective rates of 39.0% and 40.0%, respectively, for the six months ended June 30, 2008 and 2007, respectively.

Goodwill and other intangible assets

A review for possible impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $50,099,000 at June 30, 2008 and was $50,216,000 at December 31, 2007; there was no impairment loss at either period end. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008.

Other intangible assets consist of trade name and core deposit intangibles. Core deposit and trade name intangibles are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent the carrying value exceeds the estimated fair value. Other intangible assets were $9.0 million at June 30, 2008 and $9.6 million at December 31, 2007; there was no impairment loss at either period end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the second quarter of 2008 we did not perform an effectiveness assessment as we no longer had any derivative instruments designated in cash flow hedging relationships on our consolidated statements of financial condition at June 30, 2008. During the second quarter of 2007, the effectiveness assessments indicated that the instruments were effective and therefore, the unrealized gains/losses on the instrument were deferred in accumulated other comprehensive income (loss). The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in fair value of the floor are recognized directly in current period earnings.

Fair value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial assets and liabilities at fair value. See Note 9 – Fair Value Measurement, for additional information about the level of pricing transparency associated with financial assets and liabilities carried at fair value.

The degree of judgment utilized in measuring the fair value of financial assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial asset or liability, whether the financial asset or liability is new to the market and not yet established and the characteristics specific to the transaction.

Results of operations – for the three and six months ended June 30, 2008 and 2007

Our earnings are derived predominantly from net interest income, which is the difference between interest and fees earned on loans, securities and federal funds sold (these asset classes are commonly referred to as interest-earning assets) and the interest paid on deposits, borrowings and debentures (these liability classes are commonly referred to as interest-bearing funds). The net interest margin is net interest income divided by average interest-earning assets.

Our net interest income for the second quarter of 2008 was $10.3 million, down from $11.7 million for the same quarter a year ago. Our 2008 second quarter net interest margin (tax equivalent) was 4.17%, compared to 5.14% for the same quarter last year. Net interest income for the first six months of 2008 was $20.6 million, up from $19.0 million for the same period a year ago. Our 2008 year-to-date net interest margin (tax equivalent) was 4.16%, compared to 4.93% for the same period a year ago. The increase in our year-to-date net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease of our net interest margin reflects that the decrease in the yields on our earning assets has occurred more rapidly than the decrease in the rates paid for our interest-bearing funds.

The following tables present the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and six months ended June 30, 2008 and 2007. Loans include loans held-for-sale and non-accrual loans where non-accrual interest is excluded.

	Three months ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$782,166	$12,894	6.63%	$733,476	$15,875	8.68%
Securities	221,626	2,887	5.38%	178,240	2,209	4.97%
Federal funds sold	459	2	2.03%	1,299	17	5.25%
Deposits with banks	44	0	2.92%	21,085	52	0.99%

Total earning assets	1,004,295	$15,783	6.35%	934,100	$18,153	7.79%

Non-earning assets	131,406			69,784

Total average assets	$1,135,701			$1,003,884

Interest-bearing checking	$56,304	$97	0.69%	$45,948	$74	0.65%
Savings and money market	211,367	823	1.57%	222,111	1,822	3.29%
Certificates of deposit	293,911	2,246	3.07%	276,145	2,702	3.92%

Total interest-bearing deposits	561,582	3,166	2.27%	544,204	4,598	3.39%

Borrowings	212,203	1,844	3.50%	106,989	1,406	5.27%
Junior subordinated debentures	26,670	438	6.61%	26,747	439	6.58%

Total borrowed funds	238,873	2,282	3.84%	133,736	1,845	5.53%

Total interest-bearing funds	800,455	5,448	2.74%	677,940	6,443	3.81%

Noninterest checking	182,015			220,093
Other liabilities	14,485			11,831
Shareholders’ equity	138,746			94,020

Total liabilities and shareholders’ equity	$1,135,701			$1,003,884

Net interest income		$10,335			$11,710
Net interest margin (tax equivalent) [1]			4.17%			5.14%

	Six months ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$778,455	$26,717	6.90%	$615,178	$26,194	8.59%
Securities	224,445	5,957	5.48%	155,275	3,886	5.05%
Federal funds sold	879	14	3.21%	1,271	29	4.60%
Deposits with banks	60	—	1.05%	18,146	91	1.01%

Total earning assets	1,003,839	$32,688	6.58%	789,870	$30,200	7.71%

Non-earning assets	126,442			49,236

Total average assets	$1,130,281			$839,106

Interest-bearing checking	$57,039	$237	0.84%	$36,723	$122	0.65%
Savings and money market	216,116	2,161	2.01%	195,377	3,120	3.29%
Certificates of deposit	286,072	5,017	3.49%	222,426	4,703	3.92%

Total interest-bearing deposits	559,227	7,415	2.65%	454,526	7,945	3.52%

Borrowings	204,565	3,798	3.78%	93,851	2,493	5.36%
Junior subordinated debentures	26,664	877	6.58%	23,449	798	6.86%

Total borrowed funds	231,229	4,675	4.11%	117,300	3,291	5.66%

Total interest-bearing funds	790,456	12,090	3.08%	571,826	11,236	3.96%

Noninterest checking	186,044			183,373
Other liabilities	14,156			9,734
Shareholders’ equity	139,625			74,173

Total liabilities and shareholders’ equity	$1,130,281			$839,106

Net interest income		$20,598			$18,964
Net interest margin (tax equivalent) [1]			4.16%			4.93%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

Our net interest income changes with the level and mix of average interest-earning assets and average interest-bearing funds. We call the changes between periods in interest-earning assets and interest-bearing funds “balance changes.” We measure the effect on our net interest income from balance changes by multiplying the change in the average balance between the current period and the prior period by the prior period average rate.

Our net interest income also changes with the average rate earned or paid on interest-earning assets and interest-bearing funds. We call the changes between periods in average rates earned and paid “rate changes.” We measure the effect on our net interest income from rate changes by multiplying the change in average rates earned or paid between the current period and the prior period by the prior period average balance.

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate.

(in thousands)	Three months ended June 30, 2008 to 2007 due to:
	Rate	Volume	Total
Interest income:
Loans	$(3,784)	$803	$(2,981)
Securities	112	566	678
Federal funds sold	(11)	(5)	(16)
Deposits with banks	101	(152)	(51)

Total interest income	(3,582)	1,212	(2,370)

Interest expense:
Deposits	1,541	(109)	1,432
Borrowings	499	(937)	(438)
Junior subordinated debentures	—	1	1

Total interest expense	2,040	(1,045)	995

Net interest income	$(1,542)	$167	$(1,375)

(in thousands)	Six months ended June 30, 2008 to 2007 due to:
	Rate	Volume	Total
Interest income:
Loans	$(5,081)	$5,604	$523
Securities	234	1,837	2,071
Federal funds sold	(9)	(6)	(15)
Deposits with banks	3	(94)	(91)

Total interest income	(4,853)	7,341	2,488

Interest expense:
Deposits	1,928	(1,398)	530
Borrowings	777	(2,082)	(1,305)
Junior subordinated debentures	27	(106)	(79)

Total interest expense	2,732	(3,586)	(854)

Net interest income	$(2,121)	$3,755	$1,634

We have historically experienced positive asset quality measures – low level of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, there was no provision charged to operations in the first or second quarter of 2007; however, as a result of the current economic climate and increased charge-offs, we recorded a provision for loan losses of $200,000 in the second quarter of 2008 and $650,000 for the six months ended June 30, 2008.

Our service charges, fees and other income for the second quarter of 2008 increased 21% to $996,000 from $824,000 for the same quarter of 2007. The increase is primarily due to the growth of our loan and deposit balances.

We estimate the effectiveness of derivative instruments (interest rate swaps and floors) in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective in the three and six months ended June 30, 2008. We recognize the unrealized gains and losses related to the ineffective portion of the contracts in noninterest income. For the three and six months ended June 30, 2008, we recognized losses of $367,000 and gains of $858,000, respectively, compared to zero for the three and six months ended June 30, 2007. The instruments were fully effective in the three and six months ended June 30, 2007, therefore the unrealized gains/losses were deferred in accumulated other comprehensive income as a separate component of shareholders’ equity. The interest rate swap contracts were terminated in the second quarter 2008; the remaining interest rate floor contract expires in December 2008 and is not expected to have a significant effect on earnings for the second half of the year.

In the first half of 2008, $22.5 million of loans were sold for a gain of $107,000. In addition, we brokered loans to other institutions for commissions of $132,000. For the first half of 2007, $57.2 million of loans were sold for a gain of $978,000. In addition, we brokered loans to other institutions for commissions of $96,000. Due to decreased demand in the secondary markets, the staffing in the Commercial Mortgage Division was reduced in the first quarter of 2008 and loan sale activity declined in 2008 versus 2007. No more commercial mortgage loan sales are expected in the near future with the exception of sales of the guaranteed portion of SBA loans.

Our noninterest expense for the first half of 2008 was $17.2 million compared with $20.2 million for the same period last year. The prior year period reflects integration-related expenses and the expense of the early termination of debt and other operating expenses due to the merger of approximately $6.5 million. Thus, recurring operating expenses have increased from the prior year primarily due to the growth in our operations, increase in number of employees and opening of new offices.

We launched an integration program shortly after the merger that combined our three banks under a single brand – First California Bank. We recognized integration program pre-tax charges of $1.4 million and $4.9 million for the three months and six months ended June 30, 2007, respectively. These charges include $1.2 million severance for the former chief executive officer of National Mercantile and $1.8 million to exit National Mercantile technology. The additional charges incurred in the second quarter of 2007 were primarily for additional severance and technology implementation costs. We installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies. During this integration, the three banks combined under a single charter which freed two national bank charters. On June 18, 2007, we sold these national bank charters and selected assets to United Central Bank and The Independent Bankers Bank, both of Texas. The sale generated a pre-tax gain of approximately $2.4 million in the second quarter of 2007. We also incurred a $1.6 million expense in the first quarter of 2007 related to the refinancing of junior subordinated debentures.

Our efficiency ratio was 77% for the second quarter of 2008 compared with 61% for the same quarter in prior year. For the six months ended June 30, 2008 and 2007, the efficiency ratio was 71% and 84%, respectively. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The efficiency ratio for the six months ended June 30, 2007 of 84% reflects the impact of our integration/conversion and debt prepayment expenses.

Financial position – June 30, 2008 compared with December 31, 2007

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

Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent financing. Construction projects also can be delayed for a number of reasons such as poor weather, material or labor shortages, labor difficulties, or substandard work that must be redone to pass inspection. Furthermore, changes in market conditions or credit markets may affect a project’s viability once completed.

Commercial loans rely upon the cash flow produced by the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market, price and sell their goods or services for a profit. Customer demand for goods and services of the enterprise may change because of competition or obsolescence.

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

Since the risks in each loan category change based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. In a stabilized economic environment, it is generally considered that home mortgage loans have the least risk, followed by home equity loans, multifamily property loans, commercial property loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.

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

Loans

Gross loans, excluding loans held for sale, increased 4% to $773.5 million at June 30, 2008 from $746.2 million at December 31, 2007. Loan growth was primarily the result of growth from our business lending activities.

(in thousands)	At June 30, 2008	At December 31, 2007
Commercial mortgage	$282,039	$295,496
Commercial loans and lines of credit	220,049	189,638
Construction and land development	150,473	148,101
Home mortgage	47,713	46,193
Multifamily mortgage	46,130	34,198
Home equity loans and lines of credit	21,232	22,519
Installment and credit card	5,908	10,034

Total loans	773,544	746,179
Allowance for loan losses	(7,893)	(7,828)

Loans, net	$765,651	$738,351

Loans held for sale	$—	$11,454

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

Commercial mortgage loans, the largest segment of our portfolio, were 36 percent of total loans at June 30, 2008 compared with 40 percent at December 31, 2007. We had approximately 322 commercial mortgage loans with an average balance of $865,000 at June 30, 2008 compared to approximately 336 commercial mortgage loans with an average balance of $882,000 at December 31, 2007. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura Counties. The following is a table of our commercial mortgage balances by county.

Region/county (in thousands)	At June 30, 2008	At December 31, 2007
Southern California
Los Angeles	$140,423	$151,075
Orange	27,288	27,589
Ventura	91,655	95,397
Riverside	6,707	7,165
San Bernardino	5,427	5,858
Santa Barbara	239	240
San Diego	3,269	3,692

Total Southern California	275,008	291,016

Northern California
Alameda	341	342
Contra Costa	1,249	1,262
Fresno	2,511	849
Kern	1,142	1,177
Madera	570	562
Placer	634	—
Solano	286	288
Tulare	298	—

Total Northern California	7,031	4,480

Total commercial mortgage	$282,039	$295,496

Commercial mortgage loans are generally underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. At June 30, 2008, the average LTV of the commercial mortgage portfolio was approximately 62 percent and the average debt service coverage ratio was approximately 1.52. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 28 percent of total loans at June 30, 2008, up from 25 percent at December 31, 2007. We had approximately 766 commercial loans with an average balance of $289,000 at June 30, 2008 compared to approximately 732 commercial loans with an average balance $254,000 at December 31, 2007. Commercial loans are made for the purpose of providing for working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivable, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our commercial loans by business sector.

Industry/Sector (in thousands)	At June 30, 2008	At December 31, 2007
Real Estate	$57,388	$46,450
Information	53,522	43,440
Services	43,544	38,748
Trade	26,332	22,295
Manufacturing	16,308	16,644
Healthcare	13,883	13,087
Transportation and Warehouse	9,072	8,974

Total commercial loans	$220,049	$189,638

Commercial loans are underwritten with maturities not to exceed seven years and we generally require the loan to be fully amortized within the term of the loan. Traditional working capital lines are underwritten for a 12-month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Field audits are performed by third-party vendors. The maximum advance rate for accounts receivable is 80 percent and the maximum advance rate for eligible inventory is 50 percent.

Construction loans represent 19 percent of total loans at June 30, 2008 compared with 20 percent at December 31, 2007. At June 30, 2008, we had approximately 57 projects with an average commitment of $3,644,000 compared to approximately 62 projects with an average commitment of $3,368,000 at December 31, 2007. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans by type at June 30, 2008, were as follows: Residential – $100.9 million, Commercial – $40.9 million and Land – $8.7 million. Construction loans by type at December 31, 2007, were as follows: Residential – $106.3 million, Commercial – $31.9 million and Land – $9.9 million. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the Federal Institutions Reform Recovery and Enforcement Act (FIRREA) conforming appraised value. For residential projects, the maximum loan-to-value is 80 percent. In practice, we generally do not exceed 70 percent loan-to-value. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our construction loans by county.

County	At June 30, 2008
(in thousands)	Commitment	Outstanding
Los Angeles	$120,180	$79,891
Orange	4,900	3,419
Ventura	53,359	42,713
Riverside	5,853	5,692
San Bernardino	4,290	4,216
San Diego	737	735
Santa Barbara	18,361	13,807

Total construction	$207,680	$150,473

County	At December 31, 2007
(in thousands)	Commitment	Outstanding
Los Angeles	$109,780	$78,142
Orange	8,042	3,103
Ventura	53,055	37,152
Monterey	4,690	4,191
Riverside	6,873	5,227
San Bernardino	4,624	567
San Diego	752	736
Santa Barbara	21,055	18,983

Total construction	$208,871	$148,101

We are mindful of the recent developments in our marketplace and have supplemented our regular monitoring practices by updating project appraisals, re-evaluating estimated project marketing time and re-evaluating the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves). We are also re-evaluating the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient the project sponsor has made payments to us from their general resources or the project sponsor placed with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 6 percent of total loans at June 30, 2008 and December 31, 2007. We had approximately 70 multifamily loans with an average balance of $662,000 at June 30, 2008 compared to approximately 60 multifamily loans with an average balance of $568,000 at December 31, 2007. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Region/county (in thousands)	At June 30, 2008	At December 31, 2007
Southern California
Los Angeles	$17,439	$12,028
Orange	15,487	11,806
Ventura	3,603	3,295
Riverside	847	880
San Bernardino	3,999	2,861
San Diego	679	565

Total	42,054	31,435

Northern California
Calaveras	1,387	1,409
Fresno	257	261
Mendocino	—	403
Merced	682	690
Monterey	381	—
Mono	232	—
Santa Cruz	1,137	—

Total	4,076	2,763

Total multifamily mortgage	$46,130	$34,198

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge-off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged off in total. Secured loans are evaluated on a case-by-case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge-off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.

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

We have historically experienced positive asset quality measures – low level of delinquencies, low levels of non-accrual loans and low levels of net charge-offs – for an extended period of time. As a result, there was no provision for loan losses in the first six months of 2007; however, as a result of the current economic climate and increased charge-offs, we recorded a loan loss provision of $200,000 and $650,000 for the three and six months ended June 30, 2008, respectively.

The ratio of the allowance for loan losses to loans was 1.02 percent at June 30, 2008 compared with 1.05 percent at December 31, 2007. While we believe that our allowance for loan losses was adequate at June 30, 2008 and December 31, 2007, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in thousands)
Beginning balance	$7,708	$8,296	$7,828	$4,740
Provision for loan losses	200	—	650	—
Additions from the merger	—	—	—	3,531
Loans charged-off	(105)	(5)	(711)	(6)
Transfers to undisbursed commitment allowance	—	—	—	18
Recoveries on loans charged-off	90	5	126	13

Ending balance	$7,893	$8,296	$7,893	$8,296

Allowance to loans	1.02%	1.12%	1.02%	1.12%
Accruing loans past due 30 – 89 days	$1,502	$4,027	$1,502	$4,027
Accruing loans past due 90 days or more	$1,081	$953	$1,081	$953
Nonaccrual loans	$6,627	$5,992	$6,627	$5,992
Foreclosed property	$154	$161	$154	$161

The reserve for loan losses on undisbursed commitments was $102,000 and $99,000 at June 30, 2008, and December 31, 2007, respectively. The reserve for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	June 30, 2008		December 31, 2007
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial mortgage	$2,225	36%	$2,788	40%
Multifamily mortgage	470	6%	157	5%
Commercial loans and lines	2,317	29%	1,903	25%
Construction and land development	1,907	19%	1,766	20%
Home equity loans and lines	161	3%	65	3%
Home mortgage	435	6%	450	6%
Installment and credit card	45	1%	349	1%

Subtotal	$7,560	100%	$7,478	100%
Unallocated	333		350

Total	$7,893		$7,828

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

We manage liquidity risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

The company’s primary source of funds continues to be core deposits (representing checking, savings and small balance certificates of deposit). At June 30, 2008, core deposits totaled $540.3 million. At December 31, 2007 core deposits totaled $556.3 million. The decrease is a result of a decrease in non-interest bearing checking and money market accounts. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include certificates of deposits of $100,000 or more, brokered deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at June 30, 2008 and December 31, 2007 were $410.7 million and $373.7 million, respectively. The increase is a result of the Company taking advantage of its access to wholesale funding sources to manage liquidity, interest rate risk and net interest margin. At June 30, 2008, there was $12.0 million and $60.0 million of unused and available borrowing capacity on the bank’s secured borrowing facilities at the Federal Reserve Bank of San Francisco and FHLB, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million at June 30, 2008, increased from a maximum of $14.0 million at March 31, 2008. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2008 or December 31, 2007.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the California Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first half of 2008 and 2007, we received $0 and $3.0 million in dividends from our bank subsidiaries, respectively. The amount of dividends available for payment by the Bank to the holding company at June 30, 2008 without prior approval from bank regulators was $7.5 million. The Company has $7.0 million in cash on deposit with its bank subsidiary at June 30, 2008.

As of June 30, 2008 and December 31, 2007, we had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of June 30, 2008 consisted of the following:

			As of June 30, 2008
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	Fixed until Dec. 2010	December 15, 2035	6.15%	$10,310
First California Capital Trust I	Fixed until Jan. 2012	March 15, 2037	6.80%	16,495

			6.55%	$26,805

The book balance of FCB Statutory Trust I, net of purchase accounting adjustment, is $10,179,000 at June 30, 2008, and the total junior subordinated debt on the consolidated balance sheet is $26,674,000 at June 30, 2008.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair or market values in the consolidated balance sheets. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income or loss,’ net of tax, and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, decreased by $7.3 million, or 3.2 percent, from $230.7 million at December 31, 2007 to $223.3 million at June 30, 2008 primarily through principal paydowns, maturities and called securities.

Net unrealized holding gains or (losses) at June 30, 2008 and at December 31, 2007 were ($5,406,000) and $444,000, respectively. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds and do not relate to any specific industry segment. Net unrealized losses that are other-than-temporary are recorded in income. These unrealized losses are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability to hold these securities until their fair values recover to cost. Management does not believe that there are any securities that are deemed to be other-than-temporarily impaired at June 30, 2008.

Deposits

Deposits represent our primary source of funds for funding our lending activities. The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Six months ended June 30,
	2008		2007
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$186,044		$183,373
Interest checking	57,039	0.84%	36,723	0.65%
Savings accounts	216,116	2.01%	195,377	3.29%
Time deposits less than $100,000	93,995	4.27%	83,885	3.82%

Total core deposits	553,194	1.60%	499,358	1.95%

Average noncore deposits
Time deposits of $100,000 or more	192,077	3.09%	138,541	4.43%

Total average core and noncore deposits	$745,271	1.99%	$637,899	2.51%

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At June 30, 2008, we had $196.9 million of borrowings outstanding, of which $45.0 million were securities sold under agreements to repurchase and $151.9 million were FHLB advances. For our overnight FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$23,863	3.12%	$24,901	3.30%
Maximum amount outstanding at any month-end during the period	$74,463	2.54%	$24,901	3.30%
Average amount outstanding during the period	$41,890	2.76%	$17,601	3.87%

The following table presents the maturities of FHLB term advances at June 30, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$16,500	2008	3.74%
25,000	2009	3.82%
36,500	2010	3.85%
7,500	2011	3.17%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$128,000

The following table presents the maturities of FHLB term advances at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$18,000	2008	4.90%
13,500	2009	4.81%
25,000	2010	4.27%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$99,000

The following table presents maturities of securities sold under agreements to repurchase at June 30, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2011	3.64%
20,000	2013	3.60%
10,000	2014	3.72%

$45,000

The following table presents maturities of securities sold under agreements to repurchase at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2008	5.42%
30,000	2009	5.46%

$45,000

Capital resources

The following table presents, at the dates indicated, our actual regulatory capital amounts and ratios and the required minimum amounts of regulatory capital.

(in thousands)	Actual Regulatory		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$118,951	13.81%	$68,918	≥	8.00%
First California Bank	107,534	12.48%	68,923	≥	8.00%	86,153	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	110,956	12.88%	34,459	≥	4.00%
First California Bank	99,539	11.55%	34,461	≥	4.00%	51,692	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	110,956	10.29%	43,125	≥	4.00%
First California Bank	99,539	9.29%	42,863	≥	4.00%	53,579	≥	5.00%
December 31, 2007
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$115,387	13.35%	$69,167	≥	8.00%
First California Bank	103,414	12.04%	68,687	≥	8.00%	85,858	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	107,460	12.43%	34,583	≥	4.00%
First California Bank	95,487	11.12%	34,343	≥	4.00%	51,515	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	107,460	10.42%	41,248	≥	4.00%
First California Bank	95,487	9.30%	41,065	≥	4.00%	51,332	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the Company’s common stock. The Company is authorized to purchase shares from time-to-time in open market or privately negotiated transactions, depending on market conditions, until November 2008. As of June 30, 2008, the Company had repurchased 311,288 shares for $2,778,000.

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in our consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following summarizes the Company’s outstanding commitments at June 30, 2008 and December 31, 2007:

(in thousands)
	June 30, 2008	Dec. 31, 2007
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$148,674	$198,657
Commercial and standby letters of credit	449	2,501

	$149,123	$201,158

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

As of June 30, 2008 and December 31, 2007, the Company maintained a reserve for undisbursed commitments of $102,000 and $99,000, respectively. The reserve is included in accrued interest payable and other liabilities on the condensed balance sheets.

Guarantees – As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Capital Trust I’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Capital Trust I or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See the discussion regarding junior subordinated securities and trust preferred securities in the section titled “Investing, funding and liquidity risk” above.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 1.0% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 0.8% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

Please see the section above titled “Interest Rate Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure after the table of contents regarding such forward-looking information.

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flows that arose during the fiscal quarter ended June 30, 2008 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our 2007 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the SEC on March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock Repurchase Program — In November 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $5.0 million of the Company’s common stock until November 2008. The table below sets forth information with respect to shares repurchased under the repurchase program during the second quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2008	10,597	$8.50	306,251	$2,262,585
May 1 – May 31, 2008	4,051	$8.21	310,302	$2,229,314
June 1 – June 30, 2008	986	$7.34	311,288	$2,222,078

Total	15,634	$8.35

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 28, 2008. All proposals were approved by the requisite vote of the Company’s stockholders.

(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.

(c)	The matters voted upon and the results were as follows:

1) Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Richard D. Aldridge	8,632,316	166,072
Donald E. Benson	8,635,096	163,202
John W. Birchfield	8,632,226	166,072
Joseph N. Cohen	8,588,691	209,607
Robert E. Gipson	8,631,971	166,327
W. Douglas Hile	8,632,827	165,471
Antoinette Hubenette, M.D.	8,628,127	170,171
C. G. Kum	8,449,131	349,167
Syble R. Roberts	8,634,101	164,197
Thomas Tignino	8,631,971	166,327

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: August 14, 2008	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)