Form 10-Q
period 2008-09-30
First California Financial Group, Inc.
filed 2008-11-14
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3027 Townsgate Road, Suite 300 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 322-9655

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

11,456,464 shares of Common Stock, $0.01 par value, as of November 12, 2008

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated balance sheets (unaudited)

	September 30, 2008	December 31, 2007
(in thousands, except share data)
Cash and due from banks	$19,981	$17,413
Federal funds sold	980	255
Securities available-for-sale	209,736	231,095
Loans held-for-sale	—	11,454
Loans, net	775,496	738,351
Premises and equipment, net	21,086	18,626
Goodwill	50,099	50,216
Core deposits and other intangibles	8,750	9,642
Cash surrender value of life insurance	11,248	10,931
Accrued interest receivable and other assets	27,918	20,859

Total assets	$1,125,294	$1,108,842

Non-interest checking	$194,521	$197,262
Interest checking	47,145	53,312
Money market and savings	187,872	229,236
Certificates of deposit, under $100,000	121,972	76,513
Certificates of deposit, $100,000 and over	206,255	204,757

Total deposits	757,765	761,080
Borrowings	194,520	168,901
Junior subordinated debentures	26,688	26,648
Accrued interest payable and other liabilities	9,641	15,346

Total liabilities	988,614	971,975

Preferred stock, $0.01 par value – 2,500,000 shares authorized: Series A convertible preferred; 1,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	1,000	1,000
Common stock, $0.01 par value – 25,000,000 shares authorized: 11,801,124 shares issued as of September 30, 2008 and 11,762,499 shares issued as of December 31, 2007	118	118
Additional paid-in capital	132,996	132,543
Treasury stock, at cost – 344,660 shares at September 30, 2008 and
261,979 shares at December 31, 2007	(3,040)	(2,374)
Retained earnings	10,428	5,350
Accumulated other comprehensive income (loss)	(4,822)	230

Total shareholders’ equity	136,680	136,867

Total liabilities and shareholders’ equity	$1,125,294	$1,108,842

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated statements of operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Interest and fees on loans	$12,674	$15,275	$39,391	$41,137
Interest on securities	2,870	2,531	8,827	6,450
Interest on federal funds sold and interest bearing deposits	4	68	18	114

Total interest income	15,548	17,874	48,236	47,701

Interest on deposits	2,960	5,265	10,375	13,169
Interest on borrowings	1,801	1,216	5,599	3,709
Interest on junior subordinated debentures	439	439	1,316	1,237

Total interest expense	5,200	6,920	17,290	18,115

Net interest income	10,348	10,954	30,946	29,586
Provision for loan losses	300	—	950	—

Net interest income after provision for loan losses	10,048	10,954	29,996	29,586

Service charges on deposit accounts	729	426	1,885	1,197
Loan sales and commissions	143	540	382	1,613
Gain on sale of bank charters	—	—	—	2,375
Gain (loss) on derivatives	(1)	—	857	—
Other income	146	432	865	1,164

Total noninterest income	1,017	1,398	3,989	6,349

Salaries and employee benefits	4,076	4,242	13,423	13,125
Premises and equipment	1,117	1,018	3,322	2,835
Loss on early termination of debt	—	—	—	1,564
Integration and conversion expenses	—	540	—	5,443
Other expenses	2,991	2,801	8,664	5,858

Total noninterest expense	8,184	8,601	25,409	28,825

Income before provision for income taxes	2,881	3,751	8,576	7,110
Provision for income taxes	1,120	1,340	3,342	2,684

Net income	$1,761	$2,411	$5,234	$4,426

Earnings per share
Basic	$0.15	$0.21	$0.46	$0.44
Diluted	$0.15	$0.20	$0.45	$0.41

See accompanying notes.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated statements of cash flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net income	$5,234	$4,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,087	585
Provision for loan losses	950	—
Stock-based compensation costs	415	620
Realized net gains on sale of securities and loans	(162)	—
Gain on derivatives	(857)	—
Accretion of net discounts on securities available-for-sale	(254)	(580)
FHLB stock dividends	(324)	(203)
Amortization of core deposit and other intangibles	893	668
Amortization of premium on loans purchased	—	30
Loss on sale of other real estate owned	—	59
Gain on sale of bank charters	—	(2,375)
Origination of loans held-for-sale	(13,277)	(47,585)
Proceeds from sale and payments received from loans held-for-sale	24,908	66,393
Increase in cash surrender value of life insurance	(317)	(217)
Increase in accrued interest receivable and other assets	(3,983)	(3,743)
Increase (decrease) in accrued interest payable and other liabilities	(5,913)	5,250

Net cash provided by operating activities	8,400	23,328

Purchases of securities available-for-sale	(25,748)	(38,367)
Proceeds from sales, repayment and maturities of securities available-for-sale	33,318	20,108
Proceeds from redemption of Federal Home Loan Bank stock	1,581	5,138
Purchases of Federal Home Loan Bank stock	(4,257)	(2,593)
Net change in federal funds sold	(725)	61,595
Loan originations and principal collections, net	(28,262)	(43,602)
Proceeds received for sale of bank charters	—	2,375
Purchases of premises and equipment	(3,547)	(350)
Proceeds from sale of repossessed personal property	42	—
Net cash and cash equivalents received in acquisition	—	6,760

Net cash provided by (used in) investing activities	(27,598)	11,064

Net increase (decrease) in demand deposits, money market and savings accounts	(50,271)	9,744
Net increase (decrease) in time certificates of deposit	46,958	(17,921)
Net increase (decrease) in other borrowings	25,659	(13,236)
Issuance of junior subordinated debentures	—	16,495
Redemption of junior subordinated debentures	—	(15,464)
Proceeds from exercise of stock options	86	1,054
Purchases of treasury stock	(666)	—

Net cash provided by (used in) financing activities	21,766	(19,328)

Change in cash and due from banks	2,568	15,064
Cash and due from banks, beginning of period	17,413	13,438

Cash and due from banks, end of period	$19,981	$28,502

Supplemental cash flow information:
Cash paid for interest	$15,813	$18,119
Cash paid for income taxes	$6,188	$272
Supplemental disclosure of noncash investing activities:
Issuance of common stock for purchase accounting merger	$—	$82,982
Unrealized loss on securities available-for-sale, net of tax effect	$(4,957)	$(314)
Unrealized loss on cash flow hedges, net of tax effect	$(95)	$(154)

See accompanying notes.

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

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the accounts of the Company, its bank subsidiary and FCB Mortgage House, LP but exclude the accounts of FCB Statutory Trust I and First California Capital Trust I. Results of operations for the nine months ended September 30, 2007 includes operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the merger and acquisition are the same as the historical information of National Mercantile. All material intercompany balances and transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures normally required by GAAP for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Reclassifications – Certain reclassifications have been made to the 2007 consolidated financial statements to conform with the current year presentation. The Company reclassified FHLB Stock Dividends in the amount of $0.2 million during the nine months ended September 30, 2007 as a use of cash provided by operating activities. This was previously reported as a use of cash provided by investing activities. The reclassification resulted in a decrease of $0.2 million in net cash provided by operating activities to $23.3 million from $23.5 million and an increase of $0.2 million in net cash provided by investing activities to $11.1 million from $10.9 million as previously reported for the nine months ended September 30, 2007.

Management’s estimates and assumptions – The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of goodwill and deferred tax assets or liabilities, the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items and the determination of whether investment securities are other-than-temporarily impaired.

Allowance for loan losses – The allowance for loan losses is increased through a provision charged to expense and reduced by charge-offs, net of recoveries. Loans are charged off against the allowance when management believes that the collectability of principal is unlikely. The allowance is management’s best estimate of the amount considered adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, credit concentrations and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

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

Deferred income taxes – Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There were net deferred tax assets of $687,000 at September 30, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. There was no valuation allowance at September 30, 2008 or December 31, 2007.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the third quarter of 2008, no effectiveness assessment was performed as the Company no longer had any cash flow hedging relationships as of September 30, 2008. During the third quarter of 2007, the effectiveness assessments indicated that the instruments were highly effective and therefore, the unrealized gains or losses on the instruments were deferred in accumulated other comprehensive income. The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in the fair value of the floor are recognized directly to current period earnings.

Fair value – Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial assets and liabilities at fair value. See Note 9 – Fair Value Measurement, for additional information about the level of pricing transparency associated with financial assets and liabilities carried at fair value.

The degree of judgment utilized in measuring the fair value of financial assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial asset or liability, whether the financial asset or liability is new to the market and not yet established and the characteristics specific to the transaction

Assessments of impairment – Our policy is to assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the fair value of the goodwill below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of the Company at least annually in making the assessment of impairment. Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about First California’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). It is First California’s practice to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations.

We perform regular impairment analyses on the investment securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover. Management believes the accounting estimates associated with determining whether an other-than-temporary impairment has occurred is a “critical accounting estimate” because estimates and assumptions are made about the future performance and cash flows of individual securities, as well as prevailing market factors (interest rates, economic trends, prepayment rates, etc.).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. We adopted this statement as of our fiscal year beginning January 1, 2008 and we chose not to elect the fair value option on any of our existing qualified financial assets or liabilities on the date of adoption nor any new qualified assets originated or liabilities generated subsequent to the adoption date. Therefore, the adoption of SFAS No. 159 did not have a material impact on our financial condition or operating results.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, which applies to financial assets subject to the fair value accounting requirements of FASB SFAS No. 157, Fair Value Measurements. Recent market conditions created the need to clarify the guidance in SFAS No. 157 for inactive markets. FSP 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately and the Company adopted this statement effective for the interim period ended September 30, 2008.

NOTE 3 – MERGER

On March 12, 2007, First California completed the acquisition of 100% of the outstanding stock of FCB pursuant to the Merger Agreement as described in Note 1 above. FCB was the parent company of First California Bank. As of the date of the acquisition, First California Bank became a wholly-owned subsidiary of the Company.

The following information presents the pro forma results of operations for the nine months ended September 30, 2007, as though the acquisition had occurred on January 1, 2007. The pro forma data was derived by combining the historical consolidated financial information of FCB and National Mercantile using the purchase method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or the results that may be achieved in the future.

(in thousands, except per share data)	Nine months ended September 30, 2007
Net interest income	$32,871
Noninterest income	6,765
Noninterest expense	31,858
Provision for loan losses	—

Income before tax	7,778
Income taxes	3,063

Net income	$4,715

Pro forma earnings per share
Basic	$0.41
Diluted	$0.40
Pro forma weighted average shares
Basic	11,605
Diluted	11,715

NOTE 4 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency notes	$10,930	$265	$(27)	$11,168
U.S. government agency mortgage-backed securities	128,480	1,133	(154)	129,459
Collateralized mortgage obligations	55,637	—	(7,675)	47,962
Municipal securities	17,334	76	(180)	17,230
Other domestic debt securities	4,954	—	(1,037)	3,917

Securities available-for-sale	$217,335	$1,474	$(9,073)	$209,736

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes	$526	$3	$—	$529
U.S. government agency notes	14,499	137	(1)	14,635
U.S. government agency mortgage-backed securities	121,155	626	(258)	121,523
Collateralized mortgage obligations	70,910	377	(518)	70,769
Municipal securities	18,598	105	(14)	18,689
Other domestic debt securities	4,963	—	(13)	4,950

Securities available-for-sale	$230,651	$1,248	$(804)	$231,095

The Company performs regular impairment analyses on the investment securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and with FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover.

Based upon the results of our other-than-temporary impairment analysis as of September 30, 2008, management did not identify any securities to be other-than-temporarily impaired. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of our impairment analysis process. The Company will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment in future periods.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type consist of the following:

(in thousands)	At September 30, 2008	At December 31, 2007
Commercial mortgage	$274,901	$295,496
Commercial loans and lines of credit	229,933	189,638
Construction and land development	137,368	148,101
Home mortgage	45,295	46,193
Multifamily mortgage	67,088	34,198
Home equity loans and lines of credit	22,588	22,519
Installment & credit card	6,322	10,034

Total loans	783,495	746,179
Allowance for loan losses	(7,999)	(7,828)

Loans, net	$775,496	$738,351

Loans held-for-sale	$—	$11,454

At September 30, 2008 and December 31, 2007, loans held-for-sale were $0 and $11.5 million, respectively. Loans held-for-sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$7,893	$8,296	$7,828	$4,740
Provision for loan losses	300	—	950	—
Additions from the merger	—	—	—	3,531
Loans charged-off	(206)	(283)	(917)	(289)
Transfers to undisbursed commitment allowance	—	—	—	18
Recoveries on loans charged-off	12	72	138	85

Ending balance	$7,999	$8,085	$7,999	$8,085

Allowance to loans	1.02%	1.07%	1.02%	1.07%
Accruing loans past due 30 – 89 days	$6,560	$3,668	$6,560	$3,668
Accruing loans past due 90 days or more	$947	$890	$947	$890
Nonaccrual loans	$8,636	$5,720	$8,636	$5,720
Foreclosed property	$274	$244	$274	$244

The reserve for loan losses on undisbursed commitments was $102,000 and $99,000 at September 30, 2008, and December 31, 2007, respectively. The reserve for losses on undisbursed commitments is included among “other liabilities” on the consolidated balance sheets.

There were $8.6 million and $5.7 million of nonaccrual loans at September 30, 2008 and September 30, 2007, respectively. Had these loans performed according to their original terms, additional interest income of approximately $162,000 and $102,000 would have been recognized in the three month periods ended September 30, 2008 and September 30, 2007, respectively, and $400,000 and $136,000 would have been recognized in the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $10.6 million for the nine months ended September 30, 2008 and $4.1 million for the year ended December 31, 2007. Impaired loans were $13.4 million at September 30, 2008 and $8.2 million at December 31, 2007. Reserves for individually impaired loans are computed in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. During the nine months ended September 30, 2008 we recorded no specific valuation allowance relating to our impaired loans. Impaired loans without a specific valuation allowance had collateral that we believed had a fair value, less estimated costs to sell, in excess of the carrying amount of impaired loans.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is $50.1 million at September 30, 2008 and includes $46.9 million which represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2007, goodwill was $50.2 million. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008. No impairment loss was recognized for the periods ended September 30, 2008 and December 31, 2007.

Core deposit intangibles, net of accumulated amortization, were $5.4 million at September 30, 2008 and $6.0 million at December 31, 2007. Amortization expense for the three months and nine months ended September 30, 2008 was $198,000 and $593,000, respectively. Amortization expense for the three months and nine months ended September 30, 2007 was $142,000 and $435,000, respectively.

Trade name intangible, net of accumulated amortization, was $3.4 million at September 30, 2008 and $3.6 million at December 31, 2007. Amortization expense for the three months and nine months ended September 30, 2008 was $100,000 and $300,000, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $100,000 and $233,000, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income available to common shareholders	$1,761	$1,761	$2,411	$2,411	$5,234	$5,234	$4,426	$4,426

Weighted average common shares outstanding-Basic	11,466	11,466	11,715	11,715	11,478	11,478	10,079	10,079
Options	—	—	268	—	—	—	340	—
Convertible preferred stock	278	—	263	—	276	—	262	—

Net effect of dilutive securities	278	—	531	—	276	—	602	—

Weighted average common shares outstanding-Diluted	11,744	11,466	12,246	11,715	11,754	11,478	10,681	10,079

Earnings per share	$0.15	$0.15	$0.20	$0.21	$0.45	$0.46	$0.41	$0.44

Note: 665, 270 stock options with a weighted average exercise price of $8.84 as of September 30, 2008 were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2008 because such shares would have had an anti-dilutive effect on earnings per common share.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income is net income for the period and the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$—	$711	$(226)	$725
Unrealized gain on interest rate floors used in cash flow hedges	—	60	—	14
Unrealized gain (loss) on securities available-for-sale	(1,999)	2,940	(7,849)	134

Other comprehensive income (loss), before tax	(1,999)	3,711	(8,075)	873
Income tax benefit (expense) related to items of other comprehensive income (loss)	678	(1,540)	3,023	(362)

Other comprehensive income (loss), net of tax	(1,321)	2,171	(5,052)	511
Net income	1,761	2,411	5,234	4,426

Total comprehensive income	$440	$4,582	$182	$4,937

NOTE 9 – FAIR VALUE MEASUREMENT

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(in thousands)		Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2008, Using
	Fair value at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$209,736	$—	$209,736	$—
Interest rate floor	117	—	117	—

Total assets measured at fair value	$209,853	$—	$209,853	$—

(in thousands)		Financial Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2008, Using
	Fair value at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$13,386	$—	$—	$13,386

Total assets measured at fair value	$13,386	$—	$—	$13,386

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities — Fair values for investment securities are obtained from a third-party pricing service for identical or comparable assets.

Interest rate floor — The fair value of the interest rate floor is computed using a model which utilizes observable inputs.

Collateral-dependent impaired loans — Fair value of the Company’s collateral-dependent impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less estimated costs to sell. Appraised values may be adjusted based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. There was no specific allowance related to collateral-dependent impaired loans at September 30, 2008.

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

•

general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected and including the likelihood of a U.S. recession, which may be prolonged;

•

our participation or lack of participation in government programs implemented under the Emergency Economic Stabilization Act, including without limitation the Troubled Asset Relief Program and the Capital Purchase Program, and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

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

•

recent disruptions and volatility in the credit and equity markets may be prolonged for an extended period and this may result in future other-than-temporary impairment write-downs of our investment securities, and continued downward pressure on our stock price may result in a future goodwill impairment write-down as the Company’s stock price is one factor we consider when performing our goodwill impairment analysis;

•	recent volatility in the credit and equity markets and its effect on the general economy;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	a slowdown in construction activity;

•

we may be required to pay significantly higher Federal Deposit Insurance Corporation (“FDIC”) premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits;

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	our success at managing the risks involved in the foregoing items.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document, and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf, are expressly qualified by these cautionary statements. The following discussion and analysis should be read in conjunction with our quarterly unaudited condensed interim consolidated financial statements, and notes thereto, contained in this report, which have been prepared in accordance with GAAP, and with our 2007 Form 10-K, which is incorporated herein by reference.

Overview

First California Financial Group (the “Company”) is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange and Ventura counties through our wholly-owned subsidiary, First California Bank (the “Bank”). The Bank is a state chartered commercial bank which provides traditional business and consumer banking products ranging from construction finance, SBA lending, entertainment finance and commercial real estate lending via 12 full-service branch locations and 1 loan production office. First California also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I which were created to raise capital through the issuance of trust preferred securities.

At September 30, 2008, we had consolidated total assets of $1.1 billion, total loans of $775.5 million, total deposits of $757.8 million and consolidated shareholders’ equity of $136.7 million. At December 31, 2007, we had consolidated total assets of $1.1 billion, total loans of $738.4 million, total deposits of $761.1 million and consolidated shareholders’ equity of $136.9 million. For the third quarter of 2008, we had net income of $1.8 million compared to net income of $2.4 million for the third quarter of 2007. The 2007 third quarter included $0.5 million of integration and conversion expenses related to the National Mercantile and FCB merger. For the nine months ended September 30, 2008, we had net income of $5.2 million compared to net income of $4.4 million for the nine months ended September 30, 2007. The nine months ended September 30, 2007, included a gain on the sale of two bank charters of $2.4 million, $5.4 million of integration and conversion expenses related to the merger with National Mercantile and acquisition of FCB and a $1.6 million loss on early termination of debt.

On a per share basis, we had net earnings of $0.15 per diluted common share for the three months ended September 30, 2008 and net earnings of $0.20 per diluted common share for the same period in 2007. For the nine months ended September 30, 2008 we had net earnings of $0.45 per diluted common share and net earnings of $0.41 per diluted common share for the same period in 2007.

On March 12, 2007, First California completed the merger and capital stock exchange with National Mercantile and acquisition of FCB pursuant to an Agreement and Plan of Merger dated June 15, 2006. Thus, the prior year results only include FCB’s results of operations subsequent to March 12, 2007.

Critical accounting policies and estimates

The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited condensed consolidated interim financial statements and our audited consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies and estimates.

Allowance for loan losses

An estimate of probable credit losses inherent in the loan portfolio is necessary in determining the amount of the allowance for loan losses which is presented as a reduction of our loan balances. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. The allowance for loan losses was $7,999,000 at September 30, 2008 and $7,828,000 at December 31, 2007.

Income taxes

We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our consolidated statements of financial condition. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. There were net deferred tax assets of $687,000 at September 30, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. There was no valuation allowance at either period end. Federal and state income tax expense was $1.1 million and $1.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $3.3 million and $2.7 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The provision for income taxes represents effective rates of 39.0% and 38.0%, respectively, for the nine months ended September 30, 2008 and 2007, respectively.

Goodwill and other intangible assets

A review for possible impairment loss is required in determining the carrying value of goodwill. An impairment loss is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The information used by us to make this estimate is described later in this section and in the notes to the consolidated financial statements. Goodwill was $50.1 million at September 30, 2008 and was $50.2 million at December 31, 2007; there was no impairment loss as of our most recent annual or interim impairment test. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008.

Other intangible assets consist of trade name and core deposit intangibles. Core deposit and trade name intangibles are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent the carrying value exceeds the estimated fair value. Other intangible assets were $8.8 million at September 30, 2008 and $9.6 million at December 31, 2007; there was no impairment loss at either period end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the third quarter of 2008 we did not perform an effectiveness assessment as we no longer had any derivative instruments designated in cash flow hedging relationships on our consolidated statements of financial condition at September 30, 2008. During the third quarter of 2007, the effectiveness assessments indicated that the instruments were effective and therefore, the unrealized gains/losses on the instrument were deferred in accumulated other comprehensive income (loss). The Company also owns an interest rate floor, which is not designated in a hedging relationship. Accordingly, all changes in fair value of the floor are recognized directly in current period earnings.

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

The degree of judgment utilized in measuring the fair value of financial assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial asset or liability, whether the financial asset or liability is new to the market and not yet established and the characteristics specific to the transaction

Assessments of impairment

Our policy is to assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the fair value of the goodwill below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of the Company at least annually in making the assessment of impairment. Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about First California’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). It is First California’s practice to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations.

We perform regular impairment analyses on the investment securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover. Management believes the accounting estimates associated with determining whether an other-than-temporary impairment has occurred is a “critical accounting estimate” because estimates and assumptions are made about the future performance and cash flows of individual securities, as well as prevailing market factors (interest rates, economic trends, prepayment rates, etc.).

Recent market developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Department of the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company is still evaluating whether it will participate in the TARP Capital Purchase Program.

Also on October 14, 2008, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Company does not have any senior debt and this aspect of the program would not apply to us, however, the Company does intend to participate in the program to guarantee deposits in non-interest bearing transaction accounts.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

Results of operations – for the three and nine months ended September 30, 2008 and 2007

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

Our net interest income for the third quarter of 2008 was $10.3 million, down from $11.0 million for the same quarter a year ago. Our 2008 third quarter net interest margin (tax equivalent) was 4.18%, compared to 4.77% for the same quarter last year. Net interest income for the first nine months of 2008 was $30.9 million, up from $29.6 million for the same period a year ago. Our 2008 year-to-date net interest margin (tax equivalent) was 4.17%, compared to 4.89% for the same period a year ago. The increase in our year-to-date net interest income reflects the increase in our interest-earning assets from the merger with FCB and from the growth in our lending activities. The decrease in the yield on our earning assets outpaced the decrease in the rates paid on our interest-bearing funds which together caused the decrease in our 2008 year-to-date net interest margin. The 2008 year-to-date lower net interest margin reflects the 325 basis point reduction in the Federal Funds Rate in the 12-month period ended September 30, 2008.

The following tables present the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three and nine months ended September 30, 2008 and 2007. Loans include loans held-for-sale and non-accrual loans where non-accrual interest is excluded.

	Three months ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$778,104	$12,674	6.48%	$742,821	$15,275	8.16%
Securities	213,699	2,870	5.54%	183,276	2,531	6.04%
Federal funds sold	761	4	2.09%	5,048	62	4.87%
Deposits with banks	89	0	0.0%	791	6	3.01%

Total earning assets	992,653	$15,548	6.26%	931,936	$17,874	7.72%

Non-earning assets	129,391			108,898

Total average assets	$1,122,044			$1,040,834

Interest-bearing checking	$58,911	$105	0.71%	$45,948	$97	0.84%
Savings and money market	183,262	723	1.57%	255,648	2,216	3.44%
Certificates of deposit	316,341	2,132	2.68%	266,249	2,952	4.40%

Total interest-bearing deposits	558,514	2,960	2.11%	567,845	5,265	3.68%

Borrowings	195,771	1,801	3.66%	92,932	1,216	5.19%
Junior subordinated debentures	26,683	439	6.58%	26,321	439	6.62%

Total borrowed funds	222,454	2,240	4.01%	119,253	1,655	5.51%

Total interest-bearing funds	780,968	5,200	2.65%	687,098	6,920	4.00%

Noninterest checking	192,289			210,776
Other liabilities	12,266			8,755
Shareholders’ equity	136,521			134,205

Total liabilities and shareholders’ equity	$1,122,044			$1,040,834

Net interest income		$10,348			$10,954

Net interest margin (tax equivalent) [1]			4.18%			4.77%

	Nine months ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Loans	$778,337	$39,391	6.76%	$658,193	$41,137	8.36%
Securities	220,837	8,827	5.50%	164,711	6,450	5.74%
Federal funds sold	839	18	2.86%	2,544	92	4.84%
Deposits with banks	70	0	0.0%	912	22	3.23%

Total earning assets	1,000,083	$48,236	6.48%	826,360	$47,701	7.82%

Non-earning assets	126,071			73,019

Total average assets	$1,126,154			$899,379

Interest-bearing checking	$57,667	$342	0.79%	$38,533	$221	0.77%
Savings and money market	200,533	2,928	1.95%	216,207	5,280	3.27%
Certificates of deposit	296,235	7,105	3.20%	237,974	7,668	4.31%

Total interest-bearing deposits	554,435	10,375	2.49%	492,714	13,169	3.57%

Borrowings	201,612	5,599	3.71%	93,541	3,709	5.30%
Junior subordinated debentures	26,670	1,316	6.58%	24,278	1,237	6.81%

Total borrowed funds	228,282	6,915	4.05%	117,819	4,946	5.61%

Total interest-bearing funds	782,717	17,290	2.95%	610,533	18,115	3.97%

Noninterest checking	192,704			192,608
Other liabilities	13,528			6,724
Shareholders’ equity	137,205			89,514

Total liabilities and shareholders’ equity	$1,126,154			$899,379

Net interest income		$30,946			$29,586

Net interest margin (tax equivalent) [1]			4.17%			4.89%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

(in thousands)	Three months ended September 30, 2008 to 2007 due to:
	Rate	Volume	Total
Interest income:
Loans	$(3,176)	$575	$(2,601)
Securities	(70)	409	339
Federal funds sold	(37)	(21)	(58)
Deposits with banks	(3)	(3)	(6)

Total interest income	(3,286)	960	(2,326)

Interest expense:
Deposits	2,256	49	2,305
Borrowings	361	(946)	(585)
Junior subordinated debentures	6	(6)	—

Total interest expense	2,623	(903)	1,720

Net interest income	$(663)	$57	$(606)

(in thousands)	Nine months ended September 30, 2008 to 2007 due to:
	Rate	Volume	Total
Interest income:
Loans	$(7,826)	$6,080	$(1,746)
Securities	133	2,244	2,377
Federal funds sold	(38)	(36)	(74)
Deposits with banks	(14)	(8)	(22)

Total interest income	(7,745)	8,280	535

Interest expense:
Deposits	3,990	(1,196)	2,794
Borrowings	1,090	(2,980)	(1,890)
Junior subordinated debentures	39	(118)	(79)

Total interest expense	5,119	(4,294)	825

Net interest income	$(2,626)	$3,986	$1,360

We have historically experienced positive asset quality measures – low level of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, there was no provision charged to operations in the three or nine months ended September 30, 2007; however, as a result of the current economic climate, increased charge-offs and our ongoing evaluation of credit quality in our loan portfolio, we recorded a provision for loan losses of $300,000 in the third quarter of 2008 and $950,000 for the nine months ended September 30, 2008.

Our service charges, fees and other income for the third quarter of 2008 increased 2% to $875,000 from $858,000 for the same quarter of 2007. The increase is primarily due to the growth of our loan and deposit balances.

We estimate the effectiveness of derivative instruments (interest rate swaps) in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective in the nine months ended September 30, 2008. We recognize the gains and losses related to the ineffective portion of the contracts in noninterest income. For the three and nine months ended September 30, 2008, we recognized losses of $1,000 and gains of $857,000, respectively, compared to zero for the three and nine months ended September 30, 2007. The instruments were fully effective in the three and nine months ended September 30, 2007, therefore the unrealized gains/losses were deferred in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. We also have interest rate swap contracts which were terminated in the second quarter 2008; the remaining interest rate floor contract expires in December 2008 and is not expected to have a significant effect on earnings for the remainder of the year.

In the first nine months of 2008, $24.7 million of loans were sold for a gain of $175,000. In addition, we brokered loans to other institutions for commissions of $207,000. For the first nine months of 2007, $65.8 million of loans were sold for a gain of $1,473,000. In addition, we brokered loans to other institutions for commissions of $140,000. Due to decreased demand in the secondary markets, the staffing in the Commercial Mortgage Division was reduced in the first quarter of 2008 and loan sale activity has declined in 2008 versus 2007. No more commercial mortgage loan sales are expected in the near future with the exception of sales of the guaranteed portion of SBA loans.

Our noninterest expense for the first nine months of 2008 was $25.4 million compared with $28.8 million for the same period last year. The prior year period reflects integration-related expenses and the expense of the early termination of debt and other operating expenses due to the merger of approximately $7.0 million. Thus, recurring operating expenses have increased from the prior year primarily due to the growth in our operations, increase in number of employees and opening of new offices.

We launched an integration program shortly after the 2007 merger that combined our three banks under a single brand – First California Bank. We recognized integration program pre-tax charges of $0.5 million and $5.4 million for the three months and nine months ended September 30, 2007, respectively. These charges include $2.3 million severance for the former chief executive officer, chief financial officer and chief credit officer of National Mercantile and $1.8 million to exit National Mercantile technology. We installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies. During this integration, the three banks combined under a single charter which freed two national bank charters. On June 18, 2007, we sold these national bank charters and selected assets to United Central Bank and The Independent Bankers Bank, both of Texas. The sale generated a pre-tax gain of approximately $2.4 million in the second quarter of 2007. We also incurred a $1.6 million expense in the first quarter of 2007 related to the refinancing of junior subordinated debentures.

Our efficiency ratio was 69% for the third quarter of 2008 compared with 68% for the same quarter in the prior year. For the nine months ended September 30, 2008 and 2007, the efficiency ratio was 70% and 78%, respectively. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. The efficiency ratios for the three and nine months ended September 30, 2007 include the impact of our integration/conversion and debt prepayment expenses.

Financial position – September 30, 2008 compared with December 31, 2007

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

Loans

Gross loans, excluding loans held for sale, increased 5% to $783.5 million at September 30, 2008 from $746.2 million at December 31, 2007. Loan growth was primarily the result of growth from our business lending activities.

(in thousands)	At September 30, 2008	At December 31, 2007
Commercial mortgage	$274,901	$295,496
Commercial loans and lines of credit	229,933	189,638
Construction and land development	137,368	148,101
Home mortgage	45,295	46,193
Multifamily mortgage	67,088	34,198
Home equity loans and lines of credit	22,588	22,519
Installment and credit card	6,322	10,034

Total loans	783,495	746,179
Allowance for loan losses	(7,999)	(7,828)

Loans, net	$775,496	$738,351

Loans held for sale	$—	$11,454

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

Commercial mortgage loans, the largest segment of our portfolio, were 35 percent of total loans at September 30, 2008 compared with 40 percent at December 31, 2007. We had approximately 317 commercial mortgage loans with an average balance of $869,000 at September 30, 2008 compared to approximately 336 commercial mortgage loans with an average balance of $882,000 at December 31, 2007. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura Counties. The following is a table of our commercial mortgage balances by county.

Region/county (in thousands)	At September 30, 2008	At December 31, 2007
Southern California
Los Angeles	$140,194	$151,075
Orange	26,399	27,589
Ventura	85,604	95,397
Riverside	7,375	7,165
San Bernardino	5,631	5,858
Santa Barbara	237	240
San Diego	3,246	3,692

Total Southern California	268,686	291,016

Northern California
Alameda	342	342
Contra Costa	439	1,262
Fresno	2,515	849
Kern	1,132	1,177
Madera	563	562
Placer	636	—
Solano	287	288
Tulare	301	—

Total Northern California	6,215	4,480

Total commercial mortgage	$274,901	$295,496

Commercial mortgage loans are generally underwritten with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. At September 30, 2008, the average LTV of the commercial mortgage portfolio was approximately 60 percent and the average debt service coverage ratio was approximately 1.55. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 29 percent of total loans at September 30, 2008, up from 25 percent at December 31, 2007. We had approximately 817 commercial loans with an average balance of $281,000 at September 30, 2008 compared to approximately 732 commercial loans with an average balance $254,000 at December 31, 2007. Commercial loans are made for the purpose of providing for working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivable, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our commercial loans by business sector.

Industry/Sector (in thousands)	At September 30, 2008	At December 31, 2007
Services	$57,678	$38,748
Information	56,749	43,440
Real Estate	49,852	46,450
Trade	25,330	22,295
Healthcare	13,134	13,087
Manufacturing	11,845	16,644
Transportation and Warehouse	8,950	8,974
Other	6,395	—

Total commercial loans	$229,933	$189,638

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

Construction and land loans represent 18 percent of total loans at September 30, 2008 compared with 20 percent at December 31, 2007. At September 30, 2008, we had approximately 51 projects with an average commitment of $3,275,000 compared to approximately 62 projects with an average commitment of $3,368,000 at December 31, 2007. Construction loans represent single-family and multifamily residential building projects, commercial building projects and land development loans. Construction loans by type at September 30, 2008, were as follows: Residential – $84.1 million, Commercial – $43.0 million and Land – $10.3 million. Construction loans by type at December 31, 2007, were as follows: Residential – $106.3 million, Commercial – $31.9 million and Land – $9.9 million. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the Federal Institutions Reform Recovery and Enforcement Act (FIRREA) conforming appraised value. For residential projects, the maximum loan-to-value is 80 percent. In practice, we generally do not exceed 70 percent loan-to-value. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our construction loans by county.

County	At September 30, 2008
(in thousands)	Commitment	Outstanding
Los Angeles	$97,100	$70,912
Orange	4,900	3,561
Ventura	45,406	43,279
Riverside	5,984	5,984
San Bernardino	4,290	4,281
San Diego	737	739
Santa Barbara	8,610	8,612

Total construction	$167,027	$137,368

County	At December 31, 2007
(in thousands)	Commitment	Outstanding
Los Angeles	$109,780	$78,142
Orange	8,042	3,103
Ventura	53,055	37,152
Monterey	4,690	4,191
Riverside	6,873	5,227
San Bernardino	4,624	567
San Diego	752	736
Santa Barbara	21,055	18,983

Total construction	$208,871	$148,101

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

Multifamily residential mortgage loans were 9 percent of total loans at September 30, 2008 compared with 6 percent at December 31, 2007. We had approximately 85 multifamily loans with an average balance of $788,000 at September 30, 2008 compared to approximately 60 multifamily loans with an average balance of $568,000 at December 31, 2007. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Region/county (in thousands)	At September 30, 2008	At December 31, 2007
Southern California
Los Angeles	$32,657	$12,028
Orange	17,771	11,806
Ventura	3,829	3,295
Riverside	850	880
San Bernardino	3,916	2,861
San Diego	2,395	565

Total	61,418	31,435

Northern California
Alameda	809	—
Calaveras	1,392	1,409
Fresno	257	261
Mendocino	—	403
Merced	683	690
Monterey	390	—
Mono	236	—
San Francisco	758	—
Santa Cruz	1,145	—

Total	5,670	2,763

Total multifamily mortgage	$67,088	$34,198

Allowance for loan losses

The allowance for loan losses is management’s best estimate of the inherent losses in the loan portfolio. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. It is our policy to charge-off any known losses at the time of determination. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged off in total. Secured loans are evaluated on a case-by-case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where we are inadequately protected, a charge-off will be made to reduce the loan balance to a level equal to the liquidation value of the collateral.

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

We have experienced historically positive asset quality measures – low level of delinquencies, low levels of non-accrual loans and low levels of net charge-offs – for an extended period of time. As a result, there was no provision for loan losses in the first nine months of 2007; however, as a result of the current economic climate and increased charge-offs, we recorded a loan loss provision of $300,000 and $950,000 for the three and nine months ended September 30, 2008, respectively.

The ratio of the allowance for loan losses to loans was 1.02 percent at September 30, 2008 compared with 1.05 percent at December 31, 2007. While we believe that our allowance for loan losses was adequate at September 30, 2008 and December 31, 2007, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Dollars in thousands)
Beginning balance	$7,893	$8,296	$7,828	$4,740
Provision for loan losses	300	—	950	—
Additions from the merger	—	—	—	3,531
Loans charged-off	(206)	(283)	(917)	(289)
Transfers to undisbursed commitment allowance	—	—	—	18
Recoveries on loans charged-off	12	72	138	85

Ending balance	$7,999	$8,085	$7,999	$8,085

Allowance to loans	1.02%	1.07%	1.02%	1.07%
Accruing loans past due 30 – 89 days	$6,560	$3,668	$6,560	$3,668
Accruing loans past due 90 days or more	$947	$890	$947	$890
Nonaccrual loans	$8,636	$5,720	$8,636	$5,720
Foreclosed property	$274	$244	$274	$244

The reserve for loan losses on undisbursed commitments was $102,000 and $99,000 at September 30, 2008, and December 31, 2007, respectively. The reserve for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents the allocation of the allowance to each loan category and the percentage relationship of loans in each category to total loans:

	September 30, 2008		December 31, 2007
(in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Commercial mortgage	$2,155	35%	$2,788	40%
Multifamily mortgage	643	9%	157	5%
Commercial loans and lines	2,312	29%	1,903	25%
Construction and land development	1,792	17%	1,766	20%
Home equity loans and lines	176	3%	65	3%
Home mortgage	425	6%	450	6%
Installment and credit card	50	1%	349	1%

Subtotal	$7,553	100%	$7,478	100%
Unallocated	446		350

Total	$7,999		$7,828

Unallocated amounts represent qualitative considerations attributed to economic conditions and geographic concentrations. The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

There were $8.6 million and $5.7 million of nonaccrual loans at September 30, 2208 and September 30, 2007, respectively. Had these loans performed according to their original terms, additional interest income of approximately $162,000 and $102,000 would have been recognized in the three month periods ended September 30, 2008 and September 30, 2007, respectively, and $400,000 and $136,000 would have been recognized in the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $10.6 million for the nine months ended September 30, 2008 and $4.1 million for the year ended December 31, 2007. Impaired loans were $13.4 million at September 30, 2008 and $8.2 million at December 31, 2007. Reserves for individually impaired loans are computed in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and are based on either the estimated collateral value less estimates selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. During the nine months ended September 30, 2008 we recorded no specific valuation allowance relating to our impaired loans. Impaired loans without a specific valuation allowance had collateral with a fair value, less estimated costs to sell, in excess of the carrying amount of impaired loans.

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

We manage liquidity risk through policies and procedures approved by the Board of Directors. These policies are reviewed and approved at least annually by the Directors. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

The Company’s primary source of funds continues to be core deposits (representing checking, savings and small balance certificates of deposit). At September 30, 2008, core deposits totaled $551.5 million. At December 31, 2007 core deposits totaled $556.3 million. The decrease is a result of a decrease in non-interest bearing checking and money market accounts. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include certificates of deposits of $100,000 or more, brokered deposits, federal funds purchased from other institutions, and borrowings. Total alternative funds used at September 30, 2008 and December 31, 2007 were $400.8 million and $373.7 million, respectively. The increase is a result of the Company taking advantage of its access to wholesale funding sources to manage liquidity, interest rate risk and net interest margin. At September 30, 2008, there was $12.5 million and $43.1 million of unused and available borrowing capacity on the Bank’s secured borrowing facilities at the Federal Reserve Bank of San Francisco and FHLB, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $31.0 million at September 30, 2008, increased from a maximum of $19.0 million at December 31, 2007. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2008 or December 31, 2007.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as First California Bank, are regulated by the California Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first nine months of 2008 and 2007, we received $0 and $3.0 million in dividends from our bank subsidiary, respectively. The amount of dividends available for payment by the Bank to the holding company at September 30, 2008 without prior approval from bank regulators was $7.5 million. The Company has $8.6 million in cash on deposit with its bank subsidiary at September 30, 2008.

As of September 30, 2008 and December 31, 2007, we had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of September 30, 2008 consisted of the following:

			As of September 30, 2008
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	Fixed until Dec. 2010	December 15, 2035	6.15%	$10,310
First California Capital Trust I	Fixed until Jan. 2012	March 15, 2037	6.80%	16,495

			6.55%	$26,805

The book balance of FCB Statutory Trust I, net of purchase accounting adjustment, is $10,193,000 at September 30, 2008, and the total junior subordinated debt on the consolidated balance sheet is $26,688,000 at September 30, 2008.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair values in the consolidated balance sheets. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income or loss,’ net of tax, and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, decreased by $13.4 million, or 5.8 percent, from $230.7 million at December 31, 2007 to $217.3 million at September 30, 2008 primarily through principal paydowns, maturities and called securities.

Net unrealized holding gains or (losses) at September 30, 2008 and at December 31, 2007 were ($7,599,000) and $444,000, respectively. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds and do not relate to any specific industry segment. We perform regular impairment analyses on the investment securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover.

The majority of unrealized losses in the available-for-sale securities portfolio at September 30, 2008 is related to triple-A-rated private label mortgage-backed securities also known as collateralized mortgage obligations (“CMOs”). As of September 30, 2008, the fair value of these securities totaled $48.0 million, representing 23% of our securities portfolio. Gross unrealized losses related to these securities amounted to $7.7 million, or 14% of the aggregate amortized cost basis of these securities as of September 30, 2008. These unrealized losses are caused by a severe disruption in the market for these securities and historically wide market spreads resulting from instability in the residential real estate and credit markets. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ investment grade status at September 30, 2008. With the exception of one security, described below, the issuers of these securities have not, to our knowledge, established any cause for default on these securities and the performance of the underlying loan collateral is within expected parameters. One CMO with an amortized cost basis of $8.7 million has an unrealized loss of $2.6 million as of September 30, 2008. This security is rated double-B by one rating agency as of September 30, 2008. The current delinquency and default rates of the collateral for this security are above original expectations at the time of purchase. We performed a discounted cash flow analysis using the historical prepayment speed of this security, the cumulative default rate over the last 12 months and the loss severity rate over the last 12 months to determine if there was other-than-temporary impairment of this security as of September 30, 2008. This discounted cash flow analysis resulted in no shortfall of contractual cash flows to the tranche of this security owned by the Bank. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, management does not deem this security to be other-than-temporarily impaired at September 30, 2008.

We also have one pooled trust preferred security with a fair value of $3.9 million, representing 1.9% of our securities portfolio. The gross unrealized loss related to this security was $1.0 million, or 21% of the amortized cost basis of this security as of September 30, 2008. This unrealized loss is primarily caused by a severe disruption in the market for these securities and no active market for this type of security. The security has an investment rating of triple-A by various rating agencies and is supported by a significant collateral margin at September 30, 2008. There is very little default experience within this security and there is no evidence of a shortage of contractual cash flows to the tranche of this security owned by the Bank. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, management does not deem this security to be other-than-temporarily impaired at September 30, 2008.

The remainder of our securities portfolio consists mainly of agency mortgage-backed securities and various municipal securities. Some of these securities have been in a continuous unrealized loss position for twelve months or longer as of September 30, 2008. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2008, except for three municipal securities with an aggregate amortized cost basis of $1.0 million and unrealized losses of $12,000 at September 30, 2008. The unrealized losses on these securities are primarily attributable to changes in interest rates and a disruption in the market for these types of securities. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase date as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities for a sufficient amount of time, during which their fair values may recover to cost or the securities may mature. As such, management does not deem these securities to be other-than-temporarily impaired at September 30, 2008.

We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment in future periods.

Deposits

Deposits represent our primary source of funds for funding our lending activities. The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Nine months ended September 30,
	2008		2007
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$192,704		$192,608
Interest checking	57,667	0.79%	38,533	0.77%
Savings accounts	200,533	1.95%	216,207	3.27%
Time deposits less than $100,000	97,806	3.29%	157,302	4.28%

Total core deposits	548,710	1.38%	604,650	2.33%

Average noncore deposits
Time deposits of $100,000 or more	198,429	3.16%	80,672	4.44%

Total average core and noncore deposits	$747,139	1.86%	$685,322	2.58%

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At September 30, 2008, we had $194.5 million of borrowings outstanding, of which $45.0 million were securities sold under agreements to repurchase and $149.5 million were FHLB advances. For our overnight FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Nine Months Ended September 30, 2008		Year Ended December 31, 2007
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
Amount outstanding at end of period	$20,520	1.33%	$24,901	3.30%
Maximum amount outstanding at any month-end during the period	$74,463	2.54%	$24,901	3.30%
Average amount outstanding during the period	$34,493	2.62%	$17,601	3.87%

The following table presents the maturities of FHLB term advances at September 30, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$7,000	2008	4.07%
28,500	2009	3.72%
40,000	2010	3.82%
11,000	2011	3.42%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$129,000

The following table presents the maturities of FHLB term advances at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$18,000	2008	4.90%
13,500	2009	4.81%
25,000	2010	4.27%
17,500	2012	4.12%
17,500	2014	4.24%
7,500	2017	4.07%

$99,000

The following table presents maturities of securities sold under agreements to repurchase at September 30, 2008:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2011	3.64%
20,000	2013	3.60%
10,000	2014	3.72%

$45,000

The following table presents maturities of securities sold under agreements to repurchase at December 31, 2007:

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2008	5.42%
30,000	2009	5.46%

$45,000

Capital resources

The following table presents, at the dates indicated, our actual regulatory capital amounts and ratios and the required minimum amounts of regulatory capital.

(in thousands)	Actual Regulatory		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$121,014	14.01%	$69,098	≥	8.00%
First California Bank	110,197	12.89%	68,381	≥	8.00%	85,476	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	112,913	13.07%	34,549	≥	4.00%
First California Bank	102,096	11.94%	34,190	≥	4.00%	51,286	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	112,913	10.60%	42,618	≥	4.00%
First California Bank	102,096	9.64%	42,371	≥	4.00%	52,963	≥	5.00%
December 31, 2007
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$115,387	13.35%	$69,167	≥	8.00%
First California Bank	103,414	12.04%	68,687	≥	8.00%	85,858	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	107,460	12.43%	34,583	≥	4.00%
First California Bank	95,487	11.12%	34,343	≥	4.00%	51,515	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	107,460	10.42%	41,248	≥	4.00%
First California Bank	95,487	9.30%	41,065	≥	4.00%	51,332	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the Company’s common stock until November 2008. As of September 30, 2008, the Company had repurchased 344,660 shares for $3,040,000. Effective August 31, 2008, the board of directors terminated the stock repurchase program due to current market conditions.

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

The following summarizes the Company’s outstanding commitments at September 30, 2008 and December 31, 2007:

(in thousands)
	Sept. 30, 2008	Dec. 31, 2007
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$150,936	$198,657
Commercial and standby letters of credit	344	2,501

	$151,280	$201,158

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

As of September 30, 2008 and December 31, 2007, the Company maintained a reserve for undisbursed commitments of $102,000 and $99,000, respectively. The reserve is included in accrued interest payable and other liabilities on the condensed balance sheets.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 1.4% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.2% for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

There have not been any changes in First California’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, First California’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flows that arose during the fiscal quarter ended September 30, 2008 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our 2007 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the SEC on March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock Repurchase Program — In November 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $5.0 million of the Company’s common stock until November 2008. The stock repurchase program was cancelled by the board of directors on August 31, 2008 due to current market conditions. The table below sets forth information with respect to shares repurchased under the repurchase program during the third quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2008	17,771	$7.94	329,059	$2,080,980
August 1 – August 31, 2008	14,440	$8.41	343,499	$1,959,543
September 1 – September 30, 2008	0	$0.00	343,499	$0

Total	32,211	$8.15

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: November 14, 2008	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)