Form 10-K
period 2008-12-31
First California Financial Group, Inc.
filed 2009-03-31
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3027 Townsgate Road, Suite 300 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 322-9655

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Global Select Market

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

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐               Smaller reporting company ☑

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of common stock held by non-affiliates as of June 30, 2008: $35,203,158

As of March 17, 2009, there were 11,605,060 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Our Business

As used herein, the term “First California Financial Group,” “First California,” “FCAL,” “the Company,” “our,” “us,” “we” or similar expression includes First California Financial Group, Inc. and First California Bank unless the context indicates otherwise.

Business of First California Financial Group

First California is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the BHCA. First California’s primary function is to coordinate the general policies and activities of its bank subsidiary, First California Bank, or the Bank, as well as to consider from time to time other legally available investment opportunities. SC Financial is an inactive subsidiary of First California.

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

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Westlake Village, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Commissioner of Financial Institutions. The Federal Deposit Insurance Corporation, (the “FDIC”), insures its deposits up to the maximum legal limit.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. The Bank also purchased approximately $164 million in cash and cash equivalents, $89 million of investment securities and $2 million in consumer loans related to the transaction. In January 2009, the parent company contributed $15 million of capital to the Bank which in turn paid approximately that sum to the FDIC for the assumption of those deposits and purchase of those assets. The addition of 1st Centennial Bank’s six branches expanded First California Bank’s operations to 18 full-service branches throughout Southern California and increased total assets to greater than $1.4 billion.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the areas commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the Tri-Cities area of Glendale-Burbank-Pasadena, the South Bay, the Inland Empire, north San Diego County, Century City and other parts of Los Angeles, Orange and Ventura Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit and investment products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 18 full-service branch locations.

Business loans, represented by commercial real estate loans, commercial loans and construction loans, comprise the largest portion of the Bank’s loan portfolio. Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market and sell their goods or services for a profit. Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits.

Consumer loans, a smaller component of the Bank’s loan portfolio, are represented by home mortgages and home equity loans and lines of credit that are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependent on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan.

The Bank’s business strategy also stresses the importance of customer deposit relationships to support its lending activities. Checking deposits, savings deposits and certificates of deposits represent a significant low-cost and stable source of funds. Business customers are offered cash management products, including on-line banking and remote deposit capture, to meet their specific banking needs.

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. Accordingly, in order to meet the changing needs of our customers, the Bank is constantly evaluating a variety of options to broaden the services and products it provides. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through 18 banking offices with ATM access, 24 hour telephone access to account information, on-line banking, courier service and remote deposit capture. The diversity of our delivery systems enables customers to choose the method of banking that is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

Financial and Statistical Disclosure

Certain of our financial and statistical information is presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

In order to compete, the Bank uses to the fullest extent possible the familiarity of its directors and officers with the market area and its residents and businesses and the flexibility that the Bank’s independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by directors, officers and other employees. The Bank uses advertising, including newspaper ads and direct mail pieces, to inform the community of the services it offers. The Bank also utilizes emerging marketing techniques, such as the Internet, to reach target markets. The Bank also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business.

The Bank has developed programs that are specifically addressed to the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. The Bank also assists those customers requiring other services not offered by the Bank to obtain those services from correspondent banks. In addition, the Bank offers ATM services, a night depository, remote deposit capture, courier services, bank-by-mail services, merchant windows, lockbox and direct deposit services.

The Bank’s management believes that the Bank’s reputation in the communities served and personal service philosophy enhance the ability to compete favorably in attracting and retaining individual, professional and business clients. The Bank also believes that it has an advantage over the larger national and “super regional” institutions because it is managed by locally-known, well-respected and experienced bankers. Moreover, our larger competitors may not offer adequate personalized banking services, since their emphasis is on large volume and standardized retail products.

The Bank also faces growing competition from other community banks. These institutions have similar marketing strategies, have also been successful and offer strong evidence regarding the potential success of the community banking sector.

No assurance can be given that ongoing efforts to compete will continue to be successful.

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 70% of our loan portfolio at December 31, 2008 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2008 compared with December 31, 2007.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2008, the Bank had 207 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Recent Developments

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program (the “CPP”), a program designed to bolster healthy institutions, like First California, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, First California has complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which First California would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. First California will respond to such requests accordingly.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required clawback provision to our top 25 most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation. Under the new ARRA requirements, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements, and any other requirements applicable to CPP participants that may be subsequently adopted.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC has recently proposed that Congress extend the $250,000 limit to 2016. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program and has the ability to issue guaranteed debt under the program. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees. See “FDIC Deposit Insurance” below.

General

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, and the California Department of Financial Institutions (“DFI”) and the United States Department of the Treasury (“Treasury”).

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

First California is required to obtain the FRB’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. Further, we are allowed to engage, directly or indirectly, only in banking and other activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”).

First California’s securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, First California is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the NASDAQ Stock Market, Inc.

First California is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal controls over financial reporting.

First California’s earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which First California and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, as discussed below under “Regulation of the Bank”, a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, as well as a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, First California is restricted from paying cash dividends on our common stock, and from making certain repurchases of equity securities, including common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment in our preferred stock or until the Treasury has transferred all of the preferred stock it purchased under the CPP to third parties.

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

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008	(in thousands)
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$147,680	16.62%	$71,102	≥	8.00%
First California Bank	109,022	12.27%	71,110	≥	8.00%	88,888	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	139,530	15.70%	35,551	≥	4.00%
First California Bank	100,873	11.35%	35,555	≥	4.00%	53,333	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	139,530	12.77%	43,699	≥	4.00%
First California Bank	100,873	9.26%	43,568	≥	4.00%	54,460	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$115,387	13.35%	$69,167	≥	8.00%
First California Bank	102,826	11.98%	68,687	≥	8.00%	85,858	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	107,460	12.43%	34,583	≥	4.00%
First California Bank	94,899	11.05%	34,343	≥	4.00%	51,515	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	107,460	10.42%	41,248	≥	4.00%
First California Bank	94,899	9.24%	41,065	≥	4.00%	51,332	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Basel and Basel II Accords, The current risk-based capital guidelines which apply to First California and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide developments. First California is not required to comply with Basel II. First California elected not to apply the Basel II requirements when they became effective.

Prompt Corrective Action and Other General Enforcement Authority. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

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

The DFI, as the primary regulator for California state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

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

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

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

Loans to Insiders. Extensions of credit by the Bank to insiders of both the Bank and First California are subject to prohibitions and other restrictions imposed by federal regulations. For purposes of these limits, “insiders” include directors, executive officers and principal shareholders of the Bank or First California and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal shareholder of the Bank or First California. The Bank may not extend credit to an insider of the Bank or First California unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend a loan to insiders in an amount greater than $500,000 without prior board approval (with any interested person abstaining from participating directly or indirectly in the voting). The federal regulations place additional restrictions on loans to executive officers, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Federal Deposit Insurance. The FDIC insures our customer deposits through the Deposit Insurance Fund (“DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective February 2009, the FDIC adopted a rule to uniformly increase 2009 FDIC deposit assessment rates by 7 to 9 cents for every $100 of domestic deposits. For banks in Risk Category I, the deposit assessment is now 12 to 16 cents for total qualified deposits compared to 5 to 7 cents in the prior two years. The FDIC also has proposed a special assessment of 20 cents for every $100 of domestic deposits to restore the DIF reserves, and reserved the right to charge an additional special assessment of up to 10 cents for every $100 of domestic deposits, should DIF reserves continue to decline.

On October 16, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, or TLGP. The final rule was adopted on November 26, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system through two limited guarantee programs: the Debt Guarantee Program, or DGP, and the Transaction Account Guarantee Program. Insured depository institutions and most U.S. bank holding companies are eligible to participate. Participation in both programs is voluntary and the Bank elected to participate in both parts of the TLGP. The DGP guarantees newly issued senior unsecured debt that is issued on or before June 30, 2009 and matures before June 12, 2012. Institutions participating in the DGP are charged a fee of 50 to 100 basis points for new unsecured issuances based on the term to maturity of the newly issued debt. As of the date of this report, the Bank has not issued any new debt under the DGP. The Transaction Account Guarantee Program guarantees the entire balance of non-interest bearing deposit transaction accounts (defined as transaction accounts bearing interest rates of 50 basis points or less), through December 31, 2009. Institutions participating in the Transaction Account Guarantee Program are charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000.

FDIC insurance premiums are expected to increase significantly in 2009 compared to prior years. FDIC insurance expense was $682,000 and $164,000 in 2008 and 2007, respectively. With the proposed 20 basis point special assessment included, 2009 FDIC insurance expense is estimated to be approximately $3.6 million.

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

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions.

The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the Securities and Exchange Commission, or the SEC) and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company or its successors as of the date of this report.

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

Patriot Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the Patriot Act. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

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

Available Information

We maintain an Internet website at www.fcalgroup.com, and a website for First California Bank at www.fcbank.com. At www.fcalgroup.com and via the “Investor Relations” link at the Bank’s website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

You may contact our Investor Relations Department at First California Financial Group, Inc., 3027 Townsgate Road, Suite 300, Westlake Village, California 91361, telephone number (805) 322-9655.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.)

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is available on our website at www.fcalgroup.com and also upon request, at no charge. Requests for copies should be directed to: Investor Relations Department, 3027 Townsgate Road, Suite 300, Westlake Village, California 91361, telephone number (805) 322-9655. In the Corporate Governance section of our corporate website we have also posted the charters for our Audit Committee and Compensation Committee.

Item 1A.	Risk Factors

Ownership of our common stock involves risks. You should carefully consider the risks described below in addition to the other information set forth herein. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its subsidiaries.

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The global and U.S. economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease to deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital or the terms may not be acceptable to us; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program (“TARP”), the CPP, President Obama’s Financial Stability Plan announced in February 2009, and the ARRA. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”) and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

Our growth presents certain risks, including a possible decline in credit quality or capital adequacy.

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

The fair value of our investment securities can fluctuate due to market conditions out of our control.

Our investment securities portfolio includes structured asset-backed collateralized mortgage obligations and trust preferred securities that may have some exposure to the subprime market and/or to other categories of distressed assets. At December 31, 2008, gross unrealized losses on our investment portfolio were $17.7 million. Factors beyond our control can significantly influence the fair value of these securities and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults of debt issuers, changes in market interest rates and continued instability in the credit markets. Any of these mentioned factors could cause an other-than-temporary impairment in future periods and result in a realized loss.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for actual loan and lease losses. Our allowance for loan losses may not be adequate to cover actual loan and lease losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

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

Additionally, banks and other financial institutions with larger capitalizations and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we have and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

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

A significant portion of the Company’s loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties.

At December 31, 2008, First California had outstanding construction and land development loans in the amount of $133.1 million, representing 17% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Further disruptions in the real estate market could materially and negatively affect our business.

There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2008, approximately 70% of our loans are secured by real estate. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on the our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business. In addition, it is likely that we will be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled “Item 1. Business-Supervision and Regulation” above.

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

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud, security breaches of our computer systems and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.

We rely on third parties in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could harm our business and operations, financial performance, strategic growth or reputation.

We face risks in connection with our strategic undertakings.

If appropriate opportunities present themselves, we may engage in strategic activities, which may include acquisitions, investments, asset purchases or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse affect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting management’s expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

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

If we are unable to integrate the operations of 1st Centennial Bank successfully, our business and earnings may be negatively affected.

We recently assumed non-brokered deposits of 1 st Centennial Bank, totaling approximately $270 million from the FDIC. We also purchased approximately $164 million in cash and cash equivalents, $89 million in investment securities and $2 million in consumer loans related to the transaction. This purchase and assumption transaction with 1st Centennial Bank, including the acquisition of 1st Centennial Bank’s six branches, involves the integration of certain operations of companies that have previously operated independently. Successful integration of operations of 1st Centennial Bank will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate their operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with any of these integrations, it might not achieve the economic benefits we expect to result from the transaction, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of 1st Centennial Bank.

The imposition of certain restrictions on our executive compensation as a result of our decision to participate in the CPP may have material adverse effects on our business and results of operations

As a result of our election to participate in the CPP, we must adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards would generally apply to our Chief Executive Officer, our Chief Financial Officer and the three next most highly compensated executive officers (collectively, the “senior executive officers”). The standards include: (i) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of our Company and the Bank, (ii) requiring a clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (iii) prohibiting golden parachute payments to a senior executive officer, and (iv) our agreement not to deduct for tax purposes compensation paid to a senior executive officer in excess of $500,000. In particular, the change to the deductibility limit on executive compensation may increase our income tax expense in future periods if compensation to a senior executive officer exceeds $500,000. In conjunction with its purchase of the series B cumulative perpetual preferred stock, the Treasury acquired a warrant to purchase 599,042 shares of our common stock. A portion of the warrant is immediately exercisable and has a term of 10 years. Therefore, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten-year period as a result of our participation in the CPP.

If we are unable to redeem the Series B Preferred Stock within five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the series B cumulative perpetual preferred stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $1.25 million annually) to 9.0% per annum (approximately $2.25 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the series B cumulative perpetual preferred stock could have a material negative effect on our liquidity.

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

Currently, in the event of a voluntary or involuntary liquidation or dissolution, holders of series A convertible perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an amount equal to 8.5% per annum of the $1,000, which is deemed to have commenced accrual on December 10, 2001. Also, holders of series B cumulative perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an accrued amount equal to 5.0% per annum of the $1,000, if any. These amounts are payable out of the assets of First California before any distribution to holders of common stock. If the number of preferred shares having a similar liquidation preference increases, the chance that holders of common stock may receive a smaller distribution upon liquidation or dissolution may be higher.

Certain restrictions will affect our ability to declare or pay dividends and repurchase our shares as a result of our decision to participate in the CPP.

As a result of our participation in the CPP, our ability to declare or pay dividends on any of our common stock has been limited. Specifically, we are not able to declare dividend payments on our common, junior preferred or pari passu preferred stock if we are in arrears on the dividends on our series B cumulative perpetual preferred stock. Further, we are not permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the series B cumulative perpetual preferred stock has been redeemed or transferred. In addition, our ability to repurchase our shares has been restricted. The Treasury’s consent generally will be required for us to make any stock repurchases until the third anniversary of the investment by the Treasury unless the series B cumulative perpetual preferred stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred stock may not be repurchased if we are in arrears on the series B cumulative perpetual preferred stock dividends to the Treasury.

Our ability to pay dividends to holders of our Common Stock and holders of Series B Preferred Stock may be restricted under the terms of indentures governing the trust preferred securities we have issued.

Our ability to pay dividends to our stockholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued, and we may issue additional securities with similar restrictions in the future. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities-Dividends” in Part II of this Annual Report on Form 10-K for more information on these restrictions. We cannot assure you that we will meet the criteria specified under these agreements in the future, in which case we may not be able to pay dividends on our Common Stock or on our series B cumulative perpetual preferred stock even if we were to choose to do so.

The price of our Common Stock may fluctuate significantly, and this may make it difficult for you to resell the Common Stock when you want to or at prices you find attractive.

We cannot predict how our Common Stock will trade in the future. The market value of our Common Stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “RISK FACTORS” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of our Common Stock by existing stockholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

Only a limited trading market exists for our common stock, which could lead to significant price volatility.

Our common stock was designated for quotation on the NASDAQ Global Select Market in March 2007 under the trading symbol “FCAL” and trading volumes since that time have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that stockholders will be able to sell their shares.

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

As of March 17, 2009, First California’s directors, executive officers and other affiliates of First California owned approximately 49.5% of First California’s outstanding voting stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

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

In addition, our ability to pay any dividends to our stockholders is subject to the restrictions set forth under Delaware law. Our ability to pay dividends to our stockholders is also restricted in specified circumstances under indentures governing the trust preferred securities we have issued, is restricted as a condition to the Company’s participation in the CPP stabilization program and we may issue additional securities with similar restrictions in the future. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities—Dividends” in Part II of this Annual Report for more information on these restrictions. We cannot assure you that we will meet the criteria specified under Delaware law or under these agreements in the future, in which case we may not be able to pay dividends on our common stock even if we were to choose to do so.

There may be future sales of additional Common Stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our Common Stock or the series B Preferred Stock.

We are not restricted from issuing additional Common Stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Common Stock or preferred stock or any substantially similar securities. The market value of our Common Stock could decline as a result of sales by us of a large number of shares of Common Stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank owns its former executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space and adequate parking facilities.

The Bank leases approximately 5,931 square feet of space located at 730 Paseo Camarillo, Camarillo, California. The Bank vacated this property upon the moving of the Company’s headquarters in the 3rd quarter of 2008. The lease expires July 31, 2009.

The Bank also leases approximately 13,880 square feet of space for administrative functions which are located at 1880 Century Park East, Los Angeles, California. The lease term expires in April 2014. Approximately half of this space is sublet through the lease expiration in 2014.

The Bank leases approximately 21,901 square feet of space at Westlake Park Place, 3027 Townsgate Road, Westlake Village, California to serve as the Company’s administrative headquarters. The lease term expires in 2018.

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

The Bank also owns its Torrance Branch located at 2200 Sepulveda Blvd., Torrance, California.

The Bank leases approximately 1,491 square feet of space for its Anaheim Hills Branch Office located at 168 S. Fairmont Boulevard, Suite O, Anaheim Hills, California. The lease term commenced on March 7, 1995, and the Bank exercised its option to renew for three years, commencing on July 16, 2006 through July 15, 2009.

The Bank leases approximately 1,880 square feet of space for its Century City Branch Office located at 1880 Century Park East, Los Angeles, California. The lease will expire in June 2014.

The Bank leases approximately 1,555 square feet of space located at 3070 Bristol Street, Suite 160, Costa Mesa, California. This facility was vacated in 2007 and the employees and equipment relocated to the Irvine branch. The lease term expires in February 2009.

The Bank leases approximately 3,100 square feet of space for its former El Segundo Branch Office located at 1960 E. Grand Avenue, El Segundo, California. This location was closed in 2008 and the Bank is attempting to sublease this space. The lease term expires in February 2011.

The Bank leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Boulevard, Encino, California. The lease term will expire in May 2009.

The Bank leases approximately 3,000 square feet of space for its Glendale Branch Office located at 505 North Brand Boulevard, Glendale, California. The lease has an initial term of five years and will expire in November, 2013.

The Bank also leases approximately 1,672 square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease will expire in April, 2010.

The Bank also leases approximately 3,478 square feet of space for its former Sherman Oaks Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The lease term is for five years and commenced on March 1, 2006. This Bank vacated this facility upon the opening of the new company headquarters in the third quarter of 2008. The space has been subleased through the lease expiration date of March 2011.

The Bank also leases approximately 5,000 square feet of space for its Simi Valley Branch Office located at Simi Valley Towne Center, Simi Valley, California. The lease term commenced in January 2006 and is for 20 years.

The Bank also leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term commenced in October 2003 and is for 10 years with two 5-year renewal options.

The Bank also leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term commenced in September 2004 and is for 5 years with one 5-year renewal option.

Subsequent to year end, the Bank plans to lease space for the six new branch offices assumed from the FDIC as receiver for 1st Centennial Bank in Redlands, Palm Desert, Brea, Irwindale, Temecula and Escondido. The lease terms have not been finalized.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its premises.

Item 3.	Legal Proceedings

The nature of First California’s business causes it to be involved in ordinary routine legal proceedings from time to time. Although the ultimate outcome and amount of liability, if any, with respect to these legal proceedings to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse affect on the Company’s consolidated financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of First California began trading on the NASDAQ Global Select Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the NASDAQ Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for National Mercantile’s common stock from January 1, 2007 to March 12, 2007 and for First California’s common stock from March 13, 2007 to December 31, 2008, as reported by NASDAQ. Because of the limited market for National Mercantile’s common stock before March 13, 2007 and First California’s common stock after that time, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2007
First Quarter	$13.94	$12.60
Second Quarter	13.75	11.32
Third Quarter	12.25	9.34
Fourth Quarter	10.49	7.00

2008
First Quarter	$9.25	$7.11
Second Quarter	9.15	5.50
Third Quarter	9.00	5.17
Fourth Quarter	8.60	4.71

At March 17, 2009, First California had 418 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

Dividends

From its inception and until the completion of the Mergers in March 2007, First California was a “business combination shell company,” conducting no operations or owning or leasing any real estate or other property. Accordingly, First California did not pay any dividends to its sole stockholder, National Mercantile, prior to the Mergers, nor has First California paid any dividends to its common stockholders since the completion of the Mergers. Our common stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The Company cannot declare or pay a dividend on its common stock without the consent of the Treasury until the third anniversary of the date of the CPP investment, or December 19, 2011, unless prior to such third anniversary the senior preferred stock series B is redeemed in whole or the Treasury has transferred all of the senior preferred stock series B to third parties.

We do not currently expect to pay a cash dividend to our common stockholders in the foreseeable future. We presently intend to retain earnings and increase capital in furtherance of our overall business objectives. We will periodically review our dividend policy in view of the operating performance of the company, and may declare dividends in the future if such payments are deemed appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2008 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	641,797	$8.89	907,287
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	641,797	$8.89	907,287

(1)	Includes the First California 2007 Omnibus Equity Incentive Plan, FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

On December 19, 2008, the Company sold and issued 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share par value $0.01 per share and a ten-year Warrant to purchase initially up to 599,042 of the Company’s common stock to the United States Department of the Treasury pursuant to the Company’s participation in the CPP. The terms of this issuance, the terms of exercise of the Warrant and the use of proceeds were disclosed in a Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2008, as amended on December 23, 2008.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fourth quarter of 2008.

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

Forward-Looking Statements

This discussion contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	a slowdown in construction activity;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and other conflicts;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

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

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which such statements are made. We assume no obligation to update such forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Overview

The following discussion is designed to provide a better understanding of significant trends related to the consolidated results of operations and financial condition of First California and its wholly-owned subsidiaries. When we say “we,” “our” or “us”, we mean First California and its consolidated subsidiaries after the Mergers. This discussion and information is derived from our audited consolidated financial statements and related notes for the two years ended December 31, 2008 and 2007. You should read this discussion in conjunction with those consolidated financial statements.

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

Critical Accounting Policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially affect our consolidated financial statements as of or for the periods presented. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material affect on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods. The accounting policies that involve significant estimates and assumptions by us, which may have a material affect on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowance for loan losses, deferred tax assets, derivative instruments and hedging and assessments of impairment as critical accounting policies.

Allowance for loan losses

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when we believe that the collectibility of principal is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $8,048,000 at December 31, 2008 and $7,828,000 at December 31, 2007.

Deferred income taxes

Deferred tax assets are recognized subject to our judgment that realization is more-likely-than-not. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. The information used by us to make this estimate is described later in this section and in the notes to the financial statements. There were net deferred tax assets of $2,572,000 at December 31, 2008 and net deferred tax liabilities of $2,535,000 at December 31, 2007. There was no valuation allowance as of December 31, 2008 or December 31, 2007.

Derivative instruments and hedging

An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. We had no remaining derivative instruments at December 31, 2008 and our hedges were considered effective at December 31, 2007.

Assessments of impairment

Goodwill arises from business combinations and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We perform this annual test as of December 31 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, a significant decrease in the market capitalization of the Company, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a significant business unit or product line.

The first step in this evaluation process is to determine if a potential impairment exists and, if the results of this exercise demonstrate potential impairment we next embark on a second step to determine the amount of impairment loss, if any. The computations required in these two exercises requires us to make a number of estimates and assumptions. In completing the first step, we determine the fair value of the Company. In determining the fair value, we calculate the value using a combination of three separate methods: the trading multiple of comparable publicly traded financial institutions; the acquisition premium of comparable acquisitions of financial institutions; and the discounted present value of our estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based upon location, size and business composition;

•	selection of market comparable acquisition transactions, based on location, size, business composition, and date of the transaction;

•	the discount rate applied to future earnings, based upon an estimate of the cost of capital;

•	the potential future earnings of the Company; and

•	the relative weight given to the valuations derived by the three methods described

If the first step indicates a potential impairment, we next determine or estimate the “implied fair value” of the goodwill. This process estimates the fair value of the Company’s individual assets and liabilities in the same manner as if a purchase of the Company were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the Company based upon the best available information. We estimate the fair market value of all of the tangible assets, identifiable intangible assets and liabilities of the Company in accordance with the principals of SFAS 157. Loans, deposits with maturities, and debt are valued using assumptions regarding future cash flows, appropriate discount rates and other estimates, such as credit and market liquidity assumptions, to comply with SFAS 157. Deposits with no maturities are valued at book value. Owned properties are appraised, while for furniture, fixtures and equipment it is assumed book value approximates fair market value. Identifiable intangible assets such as core deposit intangibles and trade name intangibles are also identified and valued. If the implied fair value of goodwill calculated in this exercise is less than the carrying amount of goodwill, an impairment is indicated and the carrying value of goodwill is written down to its estimated fair value.

Effective December 31, 2008, we performed our annual goodwill impairment evaluation. Upon completion of the first step of the evaluation process, we concluded that potential impairment of goodwill existed. The second step was completed with the assistance of an independent valuation firm and our internal valuation resources and resulted in our conclusion that goodwill was not impaired at December 31, 2008.

We also review our securities on an ongoing basis for the presence of other-than-temporary impairment, with formal reviews performed quarterly. Other-than-temporary losses on an individual security is recognized as a realized loss through earnings when it is probable that we will not collect all of the contractual cash flows of that security or we are unable to hold the security to recovery.

Our other-than-temporary impairment evaluation process conforms to the rules contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. These rules require us to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, all available information relevant to the collectability of debt securities, our ability and intent to hold the security until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of other-than-temporary impairment in our securities. At December 31, 2008 we evaluated the unrealized loss in our securities portfolio and concluded that there was no other-than-temporary impairment.

Results of Operations—for the two years ended December 31, 2008

Net income for the year ended December 31, 2008 was $6.4 million or 54 cents per diluted common share compared with net income of $7.1 million or 66 cents per diluted common share in 2007. Net income for 2007 was affected by the Mergers completed in the first quarter of 2007. Our 2007 net income includes nine months and 19 days of combined results as well as the effect of merger-related gains and charges.

Net interest income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. Taxable-equivalent net interest income is the largest component of First California’s revenue. By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate Risk” on page 56 for further discussion of how we manage the portfolios of interest-earning assets and interest-bearing liabilities and associated risk.

Net interest income for 2008 was $40.8 million compared with $40.2 million last year. Average interest-earning assets for 2008 were $1.01 billion, up 16 percent from $873 million last year. The yield on average interest-earning assets for 2008 declined to 6.26% from 7.57%. The decline in the yield outpaced the benefit from growth in average interest-earning assets which resulted in a decline in interest income of $2.5 million.

The increase in average interest-earning assets was supported by an increase in average interest-bearing liabilities, principally time certificates of deposits and FHLB advances. Average interest-bearing liabilities increased to $789.2 million from $642.6 million, up 23 percent from last year. The rate paid on average interest- bearing liabilities fell to 2.85% from 3.97% last year. The decline in the rate paid outpaced the added expense of more interest-bearing liabilities resulting in a reduction in interest expense of $3.1 million. Together, the decline in interest expense exceeded the decline in interest income resulting in a 1 percent increase in net interest income for 2008.

The net interest margin (on a taxable equivalent basis) was 4.08% in 2008 compared with 4.64% in 2007. The decreased net interest margin for 2008 compared to 2007 resulted primarily from loan yields decreasing more and faster than deposit rates and a decline in the percentage relationship of noninterest-bearing demand deposits to total interest-bearing liabilities.

Throughout 2008, the FRB lowered the federal funds rate seven times by approximately 400 basis points. In contrast, our net interest margin declined 56 basis points for the 2008 year. A decrease in interest rates generally has a more immediate impact on our variable rate loans. Marketplace deposit rates generally respond more slowly to changes in interest rates and limit our ability to reduce rates quickly. Our interest rate risk management practices are designed to create stability in our net interest margin; however, we anticipate that our net interest margin will continue to experience downward pressure due to marketplace deposit rates.

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,715	$28	1.05%	$2,056	$99	4.83%	$1,661	$86	5.18%
Due from banks-interest-bearing	59	2	2.56%	11,329	26	0.23%	2,538	131	5.16%
Securities available-for-sale	221,623	11,684	5.44%	176,259	9,236	5.40%	96,104	5,087	5.29%
Securities held-to-maturity	—	—	—%	—	—	—	2,307	96	4.16%
Loans (1) (2)	785,371	51,521	6.56%	683,074	56,389	8.26%	351,882	30,100	8.55%

Total interest earning assets	1,009,768	63,235	6.26%	872,718	65,750	7.57%	454,492	35,500	7.81%

Noninterest earning assets:
Cash and due from banks – demand	19,170			3,798			14,066
Other assets	118,030			78,150			22,879
Allowance for loan losses and net unrealized gain/loss on securities available-for-sale	(12,131)			(7,630)			(5,933)

Total assets	$1,134,837			$947,036			$485,504

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$47,526	215	0.45%	$39,186	328	0.84%	$30,737	$221	0.72%
Money market and savings	204,351	3,627	1.77%	223,509	7,185	3.21%	124,319	3,439	2.77%
Time certificates of deposit:
$100,000 or more	209,483	5,939	2.84%	165,319	7,076	4.28%	83,993	3,600	4.29%
Under $100,000	106,851	3,616	3.38%	82,796	3,732	4.51%	23,708	838	3.53%

Total time certificates of deposit	316,334	9,555	3.02%	248,115	10,808	4.36%	107,701	4,438	4.12%

Total interest-bearing deposits	568,211	13,397	2.36%	510,810	18,321	3.59%	262,757	8,098	3.08%
FHLB advances	148,748	5,583	3.75%	61,704	3,003	4.87%	13,991	700	5.00%
Junior subordinated debentures	26,675	1,755	6.58%	25,057	1,676	6.69%	15,464	1,546	10.00%
Federal funds purchased and securities sold under agreements to repurchase	45,676	1,718	3.76%	45,000	2,506	5.57%	33,108	1,808	5.46%

Total interest-bearing liabilities	789,310	22,453	2.84%	642,571	25,506	3.97%	325,320	12,152	3.74%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	190,939			193,630			114,701
Other liabilities	15,901			9,235			4,728
Shareholders’ equity	138,687			101,498			40,755

Total liabilities and shareholders’ equity	$1,134,837			$946,934			$485,504

Net interest income		$40,782			$40,244			$23,348

Net interest margin (tax equivalent)			4.08%			4.64%			5.14%

(1)	The average balance of nonperforming loans has been included in loans.
(2)	Yields and amounts earned on loans include loan fees of $0.8 million, $3.0 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2008 vs 2007			2007 vs 2006
	Increase (Decrease) due to:		Net Increase (Decrease)	Increase (Decrease) due to:		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold	$32	$(103)	$(71)	$19	$(6)	$13
Due from banks – interest-bearing	(26)	2	(24)	20	(125)	(105)
Securities available-for-sale	2,732	(284)	2,448	4,200	(51)	4,149
Securities held-to-maturity	—	—	—	(96)	—	(96)
Loans (2)	8,483	(13,351)	(4,868)	27,341	(1,052)	26,289

Total interest-earning assets	11,221	(13,736)	(2,515)	31,484	(1,234)	30,250

Interest Expense:
Interest-bearing deposits:
Checking	70	(183)	(113)	70	37	107
Money market and savings	(615)	(2,943)	(3,558)	3,189	557	3,746
Time certificates of deposit:
$100,000 or more	1,890	(3,027)	(1,137)	1,836	(1,704)	132
Under $100,000	1,087	(1,203)	(116)	5,050	1,188	6,238

Total time certificates of deposit	2,977	(4,230)	(1,253)	6,886	(516)	6,370

Total interest-bearing deposits	2,432	(7,356)	(4,924)	10,145	78	10,223
FHLB advances	4,241	(1,661)	2,580	2,383	(80)	2,303
Junior subordinated debentures	109	(30)	79	959	(829)	130
Federal funds purchased and securities sold under agreements to repurchase	38	(826)	(788)	649	49	698

Total interest-bearing liabilities	6,820	(9,873)	(3,053)	14,136	(782)	13,354

Net interest income	$4,401	$(3,863)	$538	$17,348	$(452)	$16,896

(1)	The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

We have experienced positive asset quality measures—low levels of delinquencies, low levels of nonaccrual loans, and low levels of net charge-offs—for an extended period of time. As a result, there was no provision for loan losses for the year ended December 31, 2007. However, due to the current economic climate, increased charge-offs and our ongoing evaluation of credit quality in our loan portfolio, we recorded a provision for loan losses of $1,150,000 for the year ended December 31, 2008.

Increased provisions for loan losses may be required in the future based on loan growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers’ businesses.

Noninterest income

Noninterest income was $5.4 million for 2008 compared with $8.0 million for 2007.

Service charges on deposit accounts were $2.8 million for 2008, up 77 percent from $1.6 million for 2007. The increase in deposit activity fees in 2008 was due primarily to an increase in customers utilizing fee-generating services such as cash management and on-line banking services and a smaller percentage of fees waived.

Earnings on cash surrender value of life insurance were $424,000 in 2008 compared to $343,000 for 2007. The increase in earnings reflects a higher average cash surrender value during 2008 as compared to 2007.

Due to decreased demand in the secondary markets, the staffing in our Commercial Mortgage Division was reduced in the first quarter of 2008 and loan sale activity and loan commissions from brokered loans declined in 2008 versus 2007. Commercial and multifamily mortgages originated and sold in 2008 totaled approximately $19.9 million. Gains from these sales were $17,000. Commercial and multifamily mortgages originated and sold in 2007 totaled approximately $76.1 million. Gains from these sales were $1.7 million. Loan commissions on brokered commercial and multifamily mortgages were $207,500 in 2008 compared to $224,000 in 2007. We do not expect the demand in the secondary markets will increase in the near term. Similarly, due to decreased demand in the SBA secondary markets, we reduced the staffing in our SBA department in the first quarter of 2009. SBA loans originated and sold in 2008 and 2007 totaled approximately $3.8 million and $2.1 million. Gains from these sales were $158,000 and $98,000, respectively. Loan commissions on SBA 504 loans were $69,500 and $185,000 for 2008 and 2007. We do not expect the demand in the SBA secondary markets will increase in the near term.

Noninterest income also includes a recognized pre-tax gain of $2.4 million from the sale of the bank charters of Mercantile and South Bay to United Central Bank and The Independent Bankers Bank, respectively, during the second quarter of 2007.

Other income includes gains from non-hedge derivatives of $1,042,000 in 2008 versus $224,000 in 2007. The increase in 2008 is due to the decrease in market rates throughout 2008 which produced gains on our interest rate floor contracts. Our last derivative contract expired in December 2008.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2008	2007
	(in thousands)
Service charges on deposit accounts	$2,756	$1,557
Earnings on cash surrender value of life insurance	424	343
Commissions on brokered loans	277	409
Net gain on sale of loans	175	1,790
Net gain (loss) on sale of securities	(22)	89
Net servicing fees	87	58
Gain on sale of bank charters	—	2,375
Gain on derivatives	1,042	224
Other income	642	1,202

Total noninterest income	$5,381	$8,047

Noninterest expense

Noninterest expense for 2008 was $35.1 million down 5.2 percent from $37.0 million for 2007. The decrease in 2008 primarily reflects a decrease in merger and integration-related expenses, as well as a loss on the early termination of debt incurred in 2007. A key measure tracked by us is the efficiency ratio. This ratio measures noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income. Gains or losses from securities transactions are excluded from noninterest income. The efficiency ratio was 73.45 percent for 2008 compared with 63.18 percent for 2007.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2008	2007
	(in thousands)
Salaries and employee benefits	$18,526	$17,514
Premises and equipment	4,813	4,040
Data processing	1,313	1,047
Legal, audit, and other professional services	1,962	1,353
Printing, stationary, and supplies	691	490
Telephone	752	532
Directors’ fees	434	514
Advertising and marketing	1,324	1,029
Postage	199	159
Amortization of intangibles	1,190	1,029
Integration and conversion expenses	—	5,443
Loss on early termination of debt	—	1,564
Other expenses	3,901	2,331

Total noninterest expense	$35,105	$37,045

We launched an integration program shortly after the Mergers which combined our three banks under a single brand—First California Bank. We recognized integration and conversion pre-tax charges of $5.44 million in 2007. These charges primarily include $2.3 million severance for the former chief executive officer, chief financial officer, and chief credit officer of National Mercantile and $1.8 million to exit National Mercantile technology. In connection with the integration of the banks, we installed the existing First California Bank technology in all Mercantile National Bank and South Bay Bank offices and incurred selective staff reductions. We believe the integration program created operating efficiencies and eliminated redundancies.

In January 2007, we elected to redeem all of the $15.5 million outstanding 10.25% fixed rate junior subordinated debentures due July 25, 2031. The debentures were redeemable at a price of 107.6875% of the principal amount outstanding plus accrued interest. As a result, we incurred a pre-tax charge of $1.6 million in the first quarter of 2007 which is reflected in our 2007 non-interest expense.

To redeem the July 2031 debentures, we issued $16.5 million 6.80% fixed/floating rate junior subordinated debentures due March 15, 2037. For the first five years, the interest rate is fixed. Thereafter, the interest rate resets quarterly to the 3-month LIBOR rate plus 1.60%. These debentures are redeemable at par, in whole or in part, any time on or after March 15, 2012. We expect to save in the initial 5-year period approximately $500,000 per year in pre-tax interest expense from the early redemption of the former and the issuance of the new debentures.

Income taxes

The provision for income taxes was $3.5 million for 2008 compared with $4.2 million for 2007. The effective tax rate was 35.8 percent for 2008 compared with 37.0 percent for 2007.

The combined federal and state statutory rate for 2008 was 42.05 percent and for 2007 was 41.15 percent. The effective tax rates were less than the combined statutory tax rate primarily as a result of excluding from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position—December 31, 2008 compared with December 31, 2007

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

Home mortgages and home equity loans and lines of credit are secured by first or second trust deeds on a borrower’s real estate property, typically their principal residence. These loans are dependent on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Home mortgages are generally considered to involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. Home real estate values however are not only affected by general economic conditions but also on local supply and demand. Installment loans and credit card lines are also dependent on a person’s ability to regularly pay principal and interest on a loan; however, these loans generally are not secured by collateral or, if they are secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependent upon their continued employment or financial stability. Job loss, divorce, illness and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

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

Loans

Total loans, excluding loans held for sale, increased 5.7 percent to $788.4 million at December 31, 2008 from $746.2 million at December 31, 2007. Loan growth is primarily the result of strong commercial and real estate lending in our immediate market areas.

The following table presents the portfolio of loans:

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial mortgage	$302,016	$295,496	$141,741	$121,641	$135,411
Commercial loans and lines of credit	228,958	189,638	105,574	89,261	98,163
Construction and land development	133,054	148,101	82,954	91,783	50,022
Multifamily mortgage	51,607	34,198	17,602	18,663	18,330
Home mortgage	45,202	46,193	8,206	9,970	9,405
Home equity loans and lines of credit	22,568	22,519	2,493	342	—
Installment & credit card	5,016	10,034	7,148	6,898	2,516

Total loans	788,421	746,179	365,718	338,558	313,847
Allowance for loan losses	(8,048)	(7,828)	(4,740)	(4,468)	(3,511)

Loans, net	$780,373	$738,351	$360,978	$334,090	$310,336

Loans held-for-sale	$31,401	$11,454	$—	$—	$—

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

Commercial mortgage loans, the largest segment of our portfolio, were 38 percent of total loans at December 31, 2008, down from 40 percent at December 31, 2007. We had approximately 323 commercial mortgage loans with an average balance of $938,000. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial and retail. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura counties. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county	At December 31, 2008	At December 31, 2007
	(in thousands)
Southern California
Los Angeles	$154,669	$151,075
Orange	31,808	27,589
Ventura	87,770	95,397
Riverside	8,549	7,165
San Bernardino	9,834	5,858
Santa Barbara	236	240
San Diego	2,966	3,692

Total Southern California	295,832	291,016

Northern California
Alameda	342	342
Contra Costa	434	1,262
Fresno	2,512	849
Kern	1,115	1,177
Madera	561	562
Placer	635	—
Solano	285	288
Tulare	300	—

Total Northern California	6,184	4,480

Total commercial mortgage	$302,016	$295,496

The following table shows the distribution of our commercial mortgage loans by property type at December 31, 2008.

Commercial mortgage loans by property type	At December 31, 2008
(In thousands)
Industrial/warehouse	$60,171
Office	59,183
Retail	57,799
Medical	15,174
Hotel	14,522
Restaurant	11,636
Assisted living	11,478
Self storage	10,081
Mixed use	9,334
All other	52,638

Total	$302,016

Commercial mortgage loans are underwritten with policy guidelines of a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more stringent depending on the type of property. At December 31, 2008, the weighted-average loan-to-value was 59 percent and debt service coverage ratio was 1.29 for our commercial mortgage loan portfolio. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 29 percent of total loans at December 31, 2008, up from 25 percent at December 31, 2007. We had approximately 796 commercial loans with an average balance of $288,000. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our commercial loans by business sector.

Commercial loans by industry/sector	At December 31, 2008	At December 31, 2007
	(in thousands)
Services	$56,298	$38,748
Information	55,510	43,440
Real Estate	54,200	46,450
Trade	24,865	22,295
Healthcare	13,731	13,087
Manufacturing	10,620	16,644
Transportation and Warehouse	8,796	8,974
Other	4,938	—

Total commercial loans	$228,958	$189,638

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

Construction loans were 17 percent of total loans at December 31, 2008 and 20 percent at December 31, 2007. At December 31, 2008 we had approximately 49 projects with an average commitment of $3,442,000. Construction loans represent single-family, multi-family and commercial building projects as well as land development loans. At December 31, 2008, 23 percent of these loans, or $30.5 million, represent single-family residential construction projects, 29 percent were multi-family residential construction projects, 35 percent were commercial projects and 13 percent were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 70 percent of the Federal Institutions Reform Recovery and Enforcement Act (“FIRREA”) conforming appraised value. For residential projects, the maximum loan-to-value ranges from 80 percent on loans under $500,000 to 70 percent on loans of $1,000,000 or more. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our construction loans by county.

	At December 31, 2008		At December 31, 2007
Construction loans by county	Commitment	Outstanding	Commitment	Outstanding
	(in thousands)
Los Angeles	$91,254	$66,390	$109,780	$78,142
Orange	8,550	3,650	8,042	3,103
Ventura	56,101	50,290	53,055	37,152
Monterey	—	—	4,690	4,191
Riverside	2,984	2,958	6,873	5,227
San Bernardino	414	417	4,624	567
San Diego	736	738	752	736
Santa Barbara	8,611	8,611	21,055	18,983

Total construction	$168,650	$133,054	$208,871	$148,101

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

Multifamily residential mortgage loans were 7 percent of total loans at December 31, 2008 up from 5 percent at December 31, 2007. We had approximately 68 multifamily loans with an average balance of $755,000. Multifamily mortgage loans are collateralized by apartments mostly located in our tri-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans described above. Below is a table of our multifamily mortgage loans by county.

Multi-family mortgage loans by region/county	At December 31, 2008	At December 31, 2007
	(in thousands)
Southern California
Los Angeles	$15,574	$12,028
Orange	17,774	11,806
Ventura	3,842	3,295
Riverside	—	880
San Bernardino	3,925	2,861
San Diego	3,016	565

Total	44,131	31,435

Northern California
Alameda	806	—
Calaveras	1,387	1,409
Fresno	256	261
Mendocino	—	403
Merced	681	690
Monterey	388	—
Mono	235	—
San Francisco	1,363	—
San Luis Obispo	504	—
Santa Clara	711	—
Santa Cruz	1,145	—

Total	7,476	2,763

Total multifamily mortgage	$51,607	$34,198

The table below illustrates the distribution of our loan portfolio by loan size at December 31, 2008. All loans are distributed by loan balance outstanding except construction loans are distributed by loan commitment. At year-end 2008, nearly one- third of our loans were less than $1 million; three-quarters of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	December 31, 2008
Loan distribution by size	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $22,000,000
Commercial mortgage	12%	14%	36%	14%	15%	9%
Commercial loans and lines of credit	25%	10%	29%	16%	10%	10%
Construction and land development	2%	5%	13%	21%	41%	18%
Multifamily mortgage	15%	34%	39%	0%	12%	0%
Home mortgage	34%	30%	22%	0%	14%	0%
Home equity loans and lines of credit	44%	17%	39%	0%	0%	0%
Installment & credit card	85%	15%	0%	0%	0%	0%

Totals	17%	14%	30%	14%	17%	8%

The following table presents the scheduled maturities of fixed and adjustable rate loans:

	December 31, 2008
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loans
Commercial mortgage	$28,173	$60,913	$35,881	$124,967
Multifamily mortgage	713	2,012	11,533	14,258
Commercial loans and lines	54,640	35,365	6,591	96,596
Construction	6,902	—	—	6,902
Home mortgage	4,434	8,803	10,713	23,950
Home equity loans	1,612	3,762	1,153	6,527
Installment & credit card	619	841	52	1,512

Total fixed rate loan maturities	97,093	111,696	65,923	274,712

Adjustable rate loans
Commercial mortgage	28,705	43,961	103,887	176,553
Multifamily mortgage	1,617	2,432	33,799	37,848
Commercial loans and lines	86,575	31,390	14,421	132,386
Construction	104,003	22,149	—	126,152
Home equity loans	4,449	2,696	8,870	16,015
Home mortgage	591	152	20,509	21,252
Installment & credit card	2,438	4	1,061	3,503

Total adjustable rate loan maturities	228,378	102,784	182,547	513,709

Total maturities	$325,471	$214,480	$248,470	$788,421

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

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. A component of our allowance for loan losses represents an estimate for the amount of accrued and unpaid interest which may be uncollectible on loans which are placed into non-accrual status. The allocated allowance is a result of these quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. The unallocated allowance is a result of these qualitative considerations.

Third-party reviews of our loan portfolio, stress tests, concentration monitoring, risk-grading of individual loans and the classification of our loans into pass, special mention, substandard, doubtful and loss categories are all techniques we utilize to identify potential problem loans and determine the adequacy of our allowance for loan losses.

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

During 2008, we have experienced higher levels of nonaccrual loans and loans past due 90 days or more and still accruing. Nonaccrual loans increased 48% to $8.5 million at December 31, 2008 from $5.7 million at December 31, 2007. Further, we have also experienced higher levels of charged-off loans. Net loan charge-offs increased to $930,000 in 2008 compared to $466,000 in 2007, an increase of 100%. While these amounts have increased from prior years, we believe these are consistent with, if not more favorable, than industry trends. Based upon the foregoing, we recorded a provision for loan losses of $1,150,000 for the twelve months ended December 31, 2008.

The ratio of the allowance for loan losses to loans was 1.02 percent at December 31, 2008 compared with 1.05 percent at December 31, 2007. Even though the amount of nonaccrual loans has increased in 2008, most of these loans are real estate secured and the fair value of the underlying collateral, less estimated costs to sell, is greater than the loan balances and has not caused a large increase to the allowance for loan losses. While we believe that our allowance for credit losses was adequate at December 31, 2008 and December 31, 2007, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses:

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Beginning balance	$7,828	$4,740	$4,468	$3,511	$3,635
Balance acquired in purchase	—	3,554	—	—	—
Provision (credit) for loan losses	1,150	—	248	(84)	220
Loans charged-off	(1,075)	(567)	(55)	(10)	(57)
Transfer to undisbursed commitment	—	—	62	(165)	(417)
Recoveries on loans charged-off	145	101	17	1,216	130

Ending balance	$8,048	$7,828	$4,740	$4,468	$3,511

Allowance to loans	1.02%	1.05%	1.30%	1.32%	1.25%

The reserve for unfunded commitments was $102,000 at December 31, 2008 compared with $99,000 at December 31, 2007. There have been no charges to the reserve since its inception. The reserve for unfunded commitments is included among “other liabilities” on the balance sheet.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	For the years ended December 31,
	2008		2007		2006		2005		2004
	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans
	(in thousands)
Commercial mortgage	$2,309	38%	$2,788	40%	$1,545	39%	$1,600	36%	$1,516	43%
Multifamily mortgage	389	7%	157	5%	265	5%	247	6%	204	6%
Commercial loans	2,328	29%	1,903	25%	1,384	29%	1,177	26%	1,097	31%
Construction loans	1,986	17%	1,766	20%	1,252	23%	1,211	27%	561	16%
Home equity loans	172	3%	65	3%	—	1%	—	—%	—	—%
Home mortgage	334	6%	450	6%	132	2%	138	3%	105	3%
Installment and credit card	40	—%	349	1%	162	1%	95	2%	28	1%

Subtotal	7,558		7,478		4,740		4,468		3,511
Unallocated	490	—%	350	—%	—	—%	—	—%	—	—%

Total	$8,048	100%	$7,828	100%	$4,740	100%	$4,468	100%	$3,511	100%

The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

The following table presents past due and nonaccrual loans. We had no restructured loans for the periods presented.

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Accruing loans past due 30 to 89 days	$2,644	$4,746	$—	$—	$106
Accruing loans past due 90 days or more	$429	$2,848	$—	$—	$1,804
Nonaccrual loans	$8,475	$5,720	$—	$319	$18
Ratios:
Accruing loans past due 90 days or more to average loans	0.05%	0.42%	—	—	0.64%
Nonaccrual loans to average loans	1.08%	0.84%	—	0.10%	0.01%
Interest foregone on nonaccrual loans:
Foregone interest	$543	$339	$28	$11	$12

At December 31, 2008 the largest nonaccrual loan is a $5.7 million matured land loan which is in the process of foreclosure. The other six nonaccrual loans are all under $1 million individually and consist of four single family residential mortgage loans, one land loan and one SBA loan.

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

We enjoy a large base of core deposits (representing checking, savings and small balance certificates of deposit). At December 31, 2008, core deposits totaled $602.1 million. At December 31, 2007 core deposits totaled $556.3 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at December 31, 2008 and December 31, 2007 were $382.5 million and $373.7 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $31.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2008 and 2007. We also have a $10.2 million secured borrowing facility with the Federal Reserve Bank of San Francisco which had no balance outstanding at December 31, 2008. In addition, we had approximately $55.0 million of available borrowing capacity on the bank’s secured FHLB borrowing facility at December 31, 2008.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from our bank subsidiary and, historically, our ability to issue equity and debt instruments. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and dividends on our series B preferred stock, is largely dependent upon the Bank’s earnings. First California Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by California state banks, such as First California Bank, are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A California state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the twelve months ended December 31, 2008, we received $3.0 million in dividends from our bank subsidiary. The amount of dividends available for payment by our remaining bank subsidiary to the holding company at January 1, 2009 was $14.9 million without prior approval from bank regulators. The Company has $36.7 million in cash on deposit with its bank subsidiary.

Securities

Securities are classified as “available-for-sale” for accounting purposes and, as such, are recorded at their fair, or market, values in the balance sheet. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as “other comprehensive income,” net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield (tax equivalent):

	For the year ended December 31, 2008
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. government agency notes	$2,000	$—	$—	$—	$2,000
U.S. government agency mortgage-backed securities	—	61,076	53,352	14,632	129,060
Collateralized mortgage obligations	—	29,667	9,510	23,941	63,118
Municipal securities	296	2,547	9,793	4,691	17,327
Other domestic debt securities	—	—	—	4,941	4,941

Total	$2,296	$93,290	$72,655	$48,205	$216,446

Weighted average yield
U.S. government agency notes	5.00%	—	—	—	5.00%
U.S. government agency mortgage-backed securities	—	5.09%	5.31%	5.34%	5.21%
Collateralized mortgage obligations	—	5.42%	5.33%	5.76%	5.53%
Municipal securities	7.24%	5.49%	5.65%	5.96%	5.74%
Other domestic debt securities	—	—	—	3.76%	3.76%

Total	5.29%	5.21%	5.36%	5.45%	5.31%

Securities, at amortized cost, decreased by $14.2 million, or 6 percent, from $230.7 million at December 31, 2007 to $216.4 million at December 31, 2008 primarily through principal paydowns, maturities and called securities.

Net unrealized holding gains or (losses) at December 31, 2008 and 2007 were ($13,984,000) and $444,000, respectively. As a percentage of securities, at amortized cost, unrealized holding gains or (losses) were (6.46) percent and 0.19 percent at the end of each respective period. Securities are comprised largely of U.S. Government Agency obligations, mortgage-backed securities and California municipal general obligation bonds. We perform regular analyses on the investment securities available-for-sale portfolio to determine if any securities are other-than-temporarily impaired. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover.

The majority of unrealized losses in the available-for-sale securities portfolio at December 31, 2008 is related to a type of mortgage-backed security also known as collateralized mortgage obligations (“CMO’s”). As of December 31, 2008, the fair value of these securities totaled $47.9 million, representing 24 percent of our securities portfolio. The $47.9 million is comprised of $9.2 million of agency CMO’s and $38.7 million of private label CMO’s. Gross unrealized losses related to these securities amounted to $15.5 million, or 25 percent of the aggregate amortized cost basis of these securities as of December 31, 2008. These unrealized losses are caused by a severe disruption in the market for these securities and historically wide market spreads resulting from instability in the residential real estate and credit markets. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ investment grade status at December 31, 2008, except one. With the exception of one security, described below, the issuers of these securities have not, to our knowledge, established any cause for default on these securities and the performance of the underlying collateral is within expected parameters. One CMO with an amortized cost basis of $8.3 million has an unrealized loss of $3.5 million as of December 31, 2008. This security is rated triple-C by one rating agency as of December 31, 2008. The current delinquency and default rates of the collateral for this security are above original expectations at the time of purchase. We performed a discounted cash flow analysis using the historical prepayment speed of this security, the cumulative default rate over the last 12 months and the loss severity rate over the last 12 months to determine if there was other-than-temporary impairment of this security as of December 31, 2008. This discounted cash flow analysis resulted in no shortfall of contractual cash flows to the tranche of this security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not deem this security to be other-than-temporarily impaired at December 31, 2008.

We also own one pooled trust preferred security with an amortized cost basis of $5.0 million and an unrealized loss of $2.0 million at December 31, 2008. This unrealized loss is primarily caused by a severe disruption in the market for these securities and no active market for this type of security. The security has an investment rating of triple-A by various rating agencies and is supported by a significant collateral margin at December 31, 2008. There is very little default experience within this security and there is no evidence of a shortage of contractual cash flows to the tranche of the security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not deem this security to be other-than-temporarily impaired at December 31, 2008.

The remainder of our securities portfolio consists mainly of agency mortgage-backed securities and various municipal securities. A few of these securities have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2008. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ long-term investment grade status of triple-B or better at December 31, 2008. The unrealized losses for these securities are not material as the largest individual unrealized loss is $25,900 and the aggregate gross unrealized losses for these securities total $169,000. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase date as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities for a sufficient amount of time, during which their fair values may recover to cost or the securities may mature. As such, we do not deem these securities to be other-than-temporarily impaired at December 31, 2008.

We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment in future periods.

Deposits

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the years ended December 31,
	2008		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Core deposits
Noninterest bearing demand deposits	$190,939		$193,630		$114,701
Interest checking	47,526	0.45%	39,186	0.84%	30,737	0.72%
Savings accounts	204,351	1.77%	223,508	3.21%	124,319	2.77%
Time deposits less than $100,000	106,851	3.38%	82,796	4.51%	23,708	3.53%

Total core deposits	549,667	1.36%	539,120	2.09%	293,465	1.53%

Noncore deposits
Time deposits of $100,000 or more	209,483	2.84%	165,319	4.28%	83,993	4.29%

Total core and noncore deposits	$759,150		$704,439		$377,458

Large balance certificates of deposits (that is, balances of $100,000 or more) totaled $215.5 million at December 31, 2008. Large balance certificates of deposits were $204.8 million at December 31, 2007. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $63 billion of investments of which approximately $8 billion represented time deposits placed at various financial institutions. At December 31, 2008, State of California time deposits placed with us, with original maturities of three and six months, were $110.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy. The remainder represents time deposits accepted from customers in our market area.

We use brokered CDs, which are classified as time certificates of deposits less than $100,000, to supplement our liquidity and achieve other asset liability management objectives (see the discussion under Net Interest Income). Brokered deposits are wholesale certificates of deposit placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At December 31, 2008 we had total brokered deposits of $98.2 million of which $79.0 million had maturities within 12 months.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$149,810	63%	$129,528	63%	$46,819	59%
Over three months through six months	20,912	12%	24,879	12%	5,122	6%
Over six months through one year	25,807	21%	42,474	21%	23,218	29%
Over one year	18,984	4%	7,876	4%	4,921	6%

Total	$215,513	100%	$204,757	100%	$80,080	100%

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At December 31, 2008, we had $167.0 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $122.0 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$122,000	3.88%	$123,901	4.19%
Maximum amount outstanding at any month-end during the period	$196,463	3.29%	$123,901	4.19%
Average amount outstanding during the period	$148,748	3.75%	$61,704	4.87%

The following table presents the maturities of FHLB advances at December 31, 2008.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Term advances	$28,500	2009	3.72%
Term advances	40,000	2010	3.82%
Term advances	11,000	2011	3.42%
Term advances	17,500	2012	4.12%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$122,000

The following table presents the maturities of securities sold under agreements to repurchase at December 31, 2008.

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2011	3.64%
20,000	2013	3.60%
10,000	2014	3.72%

$45,000

Junior Subordinated Debentures

At December 31, 2008, we had an aggregate of $26.8 million of junior subordinated debentures outstanding. The terms of these junior subordinated debentures are discussed in Note #9 to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Report.

As of December 31, 2008, the weighted average interest rate being paid on our junior subordinated debentures was 6.55%. At December 31, 2008, our annual interest payments with respect to our outstanding junior subordinated debentures amounted to $1.8 million in the aggregate, based on the applicable interest rate during the year.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of 5.63 per share. As of December 31, 2008, the number of common shares which would be issued upon conversion of the preferred stock series A is 280,450.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in CPP, we are subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. Moreover, under legislation such as the ARRA, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by our Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years. We recorded the total $25 million of the preferred stock series B and the warrant at their relative fair values of $22.7 million and $2.3 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$147,680	16.62%	$71,102	≥	8.00%
(to risk weighted assets)
Tier I capital	$139,530	15.70%	$35,551	≥	4.00%
(to risk weighted assets)
Tier I capital	$139,530	12.77%	$43,699	≥	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$115,387	13.35%	$69,167	≥	8.00%
(to risk weighted assets)
Tier I capital	$107,460	12.43%	$34,583	≥	4.00%
(to risk weighted assets)
Tier I capital	$107,460	10.42%	$41,248	≥	4.00%
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

As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-

based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2008 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$109,022	12.27%	$71,110	≥	8.00%	$88,888	≥	10.00%
(to risk weighted assets)
Tier I capital	$100,873	11.35%	$35,555	≥	4.00%	$53,333	≥	6.00%
(to risk weighted assets)
Tier I capital	$100,873	9.26%	$43,568	≥	4.00%	$54,460	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$102,826	11.98%	$68,687	≥	8.00%	$85,858	≥	10.00%
(to risk weighted assets)
Tier I capital	$94,899	11.05%	$34,343	≥	4.00%	$51,515	≥	6.00%
(to risk weighted assets)
Tier I capital	$94,899	9.24%	$41,065	≥	4.00%	$51,332	≥	5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the Company’s common stock until November 2008. Effective August 31, 2008, the board of directors terminated the stock repurchase program due to current market conditions. The Company repurchased 344,660 shares for $3,040,000 while the repurchase program was active.

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $153.1 million at December 31, 2008 compared with $198.7 million at December 31, 2007. Commercial and stand-by letters of credit were $0.4 million and $2.5 million at December 31, 2008 and December 31, 2007, respectively. The known contractual obligations of the Company at December 31, 2008 are as follows:

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
FHLB term advances	$28,500	$51,000	$35,000	$7,500	$122,000
Securities sold under agreements to repurchase	—	15,000	20,000	10,000	45,000
Salary continuation benefits	—	—	—	384	384
Deferred compensation benefits	206	412	244	—	842
Severance benefits	265	530	177	—	972
Junior subordinated debentures	—	—	—	26,701	26,701
Operating lease obligations	1,728	3,244	3,113	6,742	14,827

Total	$30,699	$70,186	$58,393	$51,448	$210,726

We have entered into deferred compensation agreements with several of our key employees. We suspended participation and contributions to these agreements in 2007. Under the agreements, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 0.1% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.0% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 1.9% within a 12-month time horizon for an assumed 200 basis point increase in prevailing interest rates. These estimated changes were within the policy limits established by the Board.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of First California Financial Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/    MOSS ADAMS LLP

Los Angeles, CA

March 30, 2009

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Cash and due from banks	$13,712	$17,413
Federal funds sold	35,415	255
Securities available-for-sale, at fair value	202,462	231,095
Loans held-for-sale	31,401	11,454
Loans, net	780,373	738,351
Premises and equipment, net	20,693	18,626
Goodwill	50,098	50,216
Other intangibles, net	8,452	9,642
Deferred tax assets, net	2,572	—
Cash surrender value of life insurance	11,355	10,931
Accrued interest receivable and other assets	21,512	20,859

Total assets	$1,178,045	$1,108,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest checking	$189,011	$197,262
Interest checking	22,577	53,312
Savings and money market	198,606	229,236
Certificates of deposit, under $100,000	191,888	76,513
Certificates of deposit, $100,000 and over	215,513	204,757

Total deposits	817,595	761,080
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	122,000	123,901
Junior subordinated debentures	26,701	26,648
Deferred tax liabilities, net	—	2,535
Accrued interest payable and other liabilities	7,826	12,811

Total liabilities	1,019,122	971,975

Commitments and Contingencies (Note 19)
Perpetual preferred stock – authorized 2,500,000 shares
Series A—$0.01 par value, 1,000 shares issued and outstanding as of December 31, 2008 and 2007	1,000	1,000
Series B—$0.01 par value, 25,000 shares issued and outstanding as of December 31, 2008 and none at December 31, 2007	22,713	—
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,807,624 shares issued at December 31, 2008 and 11,768,999 at December 31, 2007; 11,462,964 and 11,507,020 shares outstanding as of December 31, 2008 and 2007	118	118
Additional paid-in capital	135,603	132,543
Treasury stock, 344,660 and 261,979 shares at cost at December 31, 2008 and 2007	(3,050)	(2,374)
Retained earnings	11,559	5,350
Accumulated other comprehensive income (loss)	(9,020)	230

Total shareholders’ equity	158,923	136,867

Total liabilities and shareholders’ equity	$1,178,045	$1,108,842

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$51,521	$56,388
Taxable interest on securities	11,010	8,011
Nontaxable interest on securities	674	1,226
Interest on federal funds sold	30	125

Total interest income	63,235	65,750
Interest expense:
Interest on deposits	13,397	18,321
Interest on borrowings	7,301	5,509
Interest on junior subordinated debt	1,755	1,676

Total interest expense	22,453	25,506

Net interest income before provision for loan losses	40,782	40,244
Provision for loan losses	1,150	—

Net interest income after provision for loan losses	39,632	40,244
Noninterest income:
Service charges on deposit accounts	2,756	1,557
Earnings on cash surrender value of life insurance	424	343
Commissions on brokered loans	277	409
Net gain on sale of loans	175	1,790
Net gain (loss) on sale of securities	(22)	89
Gain on sale of bank charters	—	2,375
Trading gains on non-hedge derivatives	1,042	224
Other income	729	1,260

Total noninterest income	5,381	8,047
Noninterest expense:
Salaries and employee benefits	18,526	17,514
Premises and equipment	4,813	4,040
Data processing	1,313	1,047
Legal, audit, and other professional services	1,962	1,353
Printing, stationary, and supplies	691	490
Telephone	752	532
Directors’ fees	434	514
Advertising and marketing	1,324	1,029
Postage	199	159
Loss on early termination of debt	—	1,564
Integration and conversion expenses	—	5,443
Amortization of intangible assets	1,190	1,029
Other expenses	3,901	2,331

Total noninterest expense	35,105	37,045

Income before provision for income taxes	9,908	11,246
Provision for income taxes	3,542	4,158

Net income	$6,366	$7,088

Earnings per share:
Basic	$0.56	$0.68

Diluted	$0.54	$0.66

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Comprehensive income (loss)
Unrealized holding gains (losses) on securities available-for-sale and derivative financial instruments arising during the period	$(14,807)	$2,166
Reclassification adjustments for losses included in net income	135	24

Other comprehensive income (loss), before taxes	(14,672)	2,190
Income tax (expense) benefit related to items of other comprehensive income	5,422	(800)

Other comprehensive income (loss), net of tax	(9,250)	1,390
Net income	6,366	7,088

Total comprehensive income (loss)	$(2,884)	$8,478

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock Series A		Preferred Stock Series B		Common Stock, no par value		Common Stock, $.01 par value		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2006	—	$—	1,000	$1,000	5,650,147	$46,967	—	$—	$—	—	$—	$(1,738)	$(1,160)	$45,069
Stock options exercised							243,766	2	1,842					1,844
Exchange of stock as a result of merger	1,000	$1,000	(1,000)	$(1,000)	(5,650,147)	(46,967)	5,650,147	57	46,910			—		—
Common stock issued in connection with FCB Bancorp							5,868,586	59	83,527					83,586
Stock-based compensation cost									264					264
Issuance of restricted stock							6,500	—						—
Purchase of treasury stock							(261,979)			261,979	(2,374)			(2,374)
Comprehensive income:
Unrealized holding gain during the period, net													1,390	1,390
Net income												7,088		7,088

Comprehensive income														8,478

Balance at December 31, 2007	1,000	$1,000	—	$—	—	$—	11,507,020	$118	$132,543	261,979	$(2,374)	$5,350	$230	$136,867
Stock options exercised							15,063	—	86					86
Issuance of restricted stock							23,562	—						—
Issuance of preferred stock and warrant			25,000	22,713					2,287			—		25,000
Adjustment to reflect change in accounting principle for post-retirement benefits									(46)			(157)		(203)
Stock-based compensation cost									733					733
Purchase of treasury stock							(82,681)			82,681	(676)			(676)
Comprehensive loss:
Unrealized holding loss during the period, net													(9,250)	(9,250)
Net income												6,366		6,366

Comprehensive loss														(2,884)

Balance at December 31, 2008	1,000	$1,000	25,000	$22,713	—	$—	11,462,964	$118	$135,603	344,660	$(3,050)	$11,559	$(9,020)	$158,923

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Net income	$6,366	$7,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,425	1,450
Provision for loan losses	1,150	—
Stock-based compensation costs	733	264
Realized net gains on sales of securities and loans	(153)	—
(Gain) loss on settlement of derivatives	113	(224)
Accretion of net discounts on securities available-for-sale	(311)	(734)
FHLB stock dividends	(410)	(259)
Amortization of core deposit intangibles and trade name	1,190	1,029
Loss on disposal of premises and equipment	172	—
Gain on sale of bank charters	—	(2,375)
Gain on sale of other real estate owned	(10)	—
Loss on early termination of debt	—	1,564
Amortization of premium on loans purchased	—	30
Origination of loans held for sale	(42,955)	(80,393)
Proceeds from sale and payments received from loans held for sale	23,183	68,939
Increase in cash surrender value of life insurance	(424)	(343)
(Increase) decrease in deferred tax assets/liabilities, net	(5,107)	4,198
(Increase) decrease in accrued interest receivable and other assets	4,071	(1,526)
Increase (decrease) in accrued interest payable and other liabilities	(2,680)	2,118

Net cash provided by (used in) operating activities	(13,647)	826

Purchases of securities available-for-sale	(30,758)	(82,623)
Proceeds from repayments, sales and maturities of securities available-for-sale	45,197	37,704
Proceeds from redemption of Federal Home Loan Bank stock	1,581	4,935
Purchases of Federal Home Loan Bank and other restricted stock	(4,136)	(3,511)
Net change in federal funds sold	(35,160)	(525)
Loan originations and principal collections, net	(42,580)	(15,323)
Proceeds received for sale of bank charters	—	2,375
Purchases of premises and equipment	(3,493)	(631)
Proceeds from sale of other real estate owned	218	—
Net cash and cash equivalents received in acquisition	—	6,760

Net cash used in investing activities	(69,131)	(50,839)

Net increase (decrease) in noninterest-bearing deposits	(8,251)	3,175
Net increase (decrease) in interest-bearing deposits	64,766	(17,509)
Net increase (decrease) in FHLB advances and other borrowings	(1,848)	68,981
Issuance of Junior Subordinated Debentures	—	16,495
Redemption of Junior Subordinated Debentures	—	(16,624)
Proceeds from exercise of stock options	86	1,844
Purchases of treasury stock	(676)	(2,374)
Issuance of preferred stock and warrant	25,000	—

Net cash provided by financing activities	79,077	53,988

Change in cash and due from banks	(3,701)	3,975
Cash and due from banks, beginning of period	17,413	13,438

Cash and due from banks, end of period	$13,712	$17,413

Supplemental cash flow information:
Cash paid for interest	$19,472	$25,575
Cash paid for income taxes	7,218	608
Supplemental disclosure of noncash items:
Unrealized gain (loss) on securities available-for-sale, net of tax effect	$(9,250)	$662
Loans transferred to other real estate owned	338	—
Unrealized gain on cash flow hedges, net of tax effect	—	606
Issuance of common stock for purchase accounting acquisition	—	82,982

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

On June 19, 2007, First California completed the integration of Mercantile, South Bay and First California Bank. As contemplated by the Merger Agreement, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Mercantile and South Bay, sold the bank charters of Mercantile and South Bay to United Central Bank and The Independent Bankers Bank, respectively, and recognized a gain of $2.4 million during the second quarter of 2007.

Subsequent to year-end, on January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. The Bank also purchased approximately $164 million in cash and cash equivalents, $89 million in investment securities and $2 million in consumer loans related to the transaction. The addition of 1st Centennial’s six branches expanded the Bank’s operations to 18 full-service branches throughout Southern California. The Bank also received the exclusive option for 30 days to (i) purchase loans at book value, (ii) put back to the FDIC certain assets purchased and/or liabilities assumed and (iii) for 90 days received the exclusive option to purchase/lease the branch locations and related furniture and equipment of 1st Centennial Bank at fair market value.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking to construction finance, SBA lending, entertainment finance and commercial real estate lending via 18 full-service branch locations.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, its bank subsidiary and SC Financial. SC Financial is an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements in accordance with FASB Interpretation No. 46R. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the twelve months ended December 31, 2007 includes operations of FCB from the date of acquisition. The Company’s historical balance sheet and results of operations before the merger and acquisition are the same as the historical information of National Mercantile. All material intercompany transactions have been eliminated.

Reclassifications—Certain reclassifications have been made to the 2007 consolidated financial statements to conform with current year presentation.

Management’s estimates and assumptions—The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the assessments of impairment related to goodwill and investment securities and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2008 and 2007, the Company had met all reserve requirements. At December 31, 2008, the Company had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with large, well-capitalized financial institutions, management believes the risk of loss to be minimal.

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

Premiums and discounts on available-for-sale securities are recognized in interest income using the effective interest method over the period to maturity.

The fair values of securities are evaluated according to SFAS No. 157, Fair Value Measurements. Declines in the fair value of individual securities available-for-sale below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. At each financial statement date, management assesses each security to determine if securities are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

Loans, net of allowance for loan losses and net deferred loan fees/costs—Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred loan fees/costs. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees net of certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Company does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When it is doubtful the full principal and interest due on a loan will be collected, interest accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for evaluation of impairment.

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

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and 10 to 39 years for building premises. Leasehold improvements are amortized over the estimated life of the lease or life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

Other real estate owned and repossessed assets—Other real estate owned and repossessed assets, acquired through foreclosure, deeds in lieu of foreclosure or repossession, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of income. The Company possessed other real estate owned and repossessed assets of $327,000 and $197,000 at December 31, 2008 and 2007, respectively.

Federal funds purchased and securities sold under repurchase agreements—The Company borrows federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one to three business days from the transaction date.

The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company has provided collateral related to these agreements and may have to provide additional collateral to the counterparty, as necessary, if the fair value of the collateral fluctuates below required levels.

Federal Home Loan Bank stock and other non-marketable securities—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank San Francisco (“FHLB”) stock and is carried at cost because it can only be redeemed at par value. The Company’s investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and was $8,421,000 and $6,034,000 at December 31, 2008 and 2007, respectively. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank-related purposes. These stock investments were $1,354,000 at December 31, 2008 and $776,000 at December 31, 2007 and are carried at par value which reasonably approximates its fair value. The Company reviews our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. This review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, and trends in the investment’s business and cash flows. The Company reduces the investment value when declines in value are considered to be other-than-temporary. The Company recognizes the estimated loss as a loss on investment securities, a component of noninterest income.

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

Income taxes—The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a comprehensive model and provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits or uncertain tax positions which required an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2008 and December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2005 and 2004, respectively.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2008 or December 31, 2007.

Derivative instruments and hedging—An estimate of the effectiveness of derivative instruments in off-setting changes in fair value or cash flows of hedged items is required to determine the extent to which earnings are affected. A portion of the Company’s interest rate swap instruments were deemed effective during 2008 and 2007, thus income was booked, to the extent determined to be ineffective, to the income statement as required under hedge accounting. At December 31, 2008 and 2007, there were no gains and gains of $629,000, respectively, recorded in accumulated other comprehensive income. During 2008 and 2007 the interest rate floor was deemed to be ineffective and the net gains of $1,042,000 and $165,000 were recognized in earnings as required by hedge accounting. At December 31, 2008 there were no remaining derivative instruments as the final contract expired in December 2008.

Off-balance sheet financial instruments—In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company maintains a reserve for off-balance sheet items, included as an accrued liability. The reserve is an amount that management believes will be adequate to absorb possible losses associated with off-balance sheet credit risk. The evaluations take into consideration such factors as changes in the nature and volume of the commitments to extend credit and undisbursed balances of existing lines of credit and letters of credit.

Stock-based compensation—Stock-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for stock-based payments, including stock options, in accordance with SFAS No. 123(R), Share-Based Payment, and recognize them in the statement of income based on their fair values. The fair value of stock options are being measured using a lattice option pricing model while the fair value of restricted stock awards are based on the quoted price of our common stock on the date of grant. See Note 15—Stock-Based Compensation for additional information.

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $256,000 and $148,000 for the years ended December 31, 2008 and 2007, respectively.

Earnings per share—Basic earnings per common share is computed by dividing net income available to shareholders by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per common share is calculated by adjusting net earnings and average outstanding common shares, assuming conversion of all potentially dilutive common stock equivalents, which include stock options and restricted shares using the treasury stock method. Diluted earnings per common share exclude common stock equivalents whose effect is antidilutive.

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

Recently issued accounting pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands required disclosures about fair value measurements. We adopted SFAS No. 157 effective January 1, 2008 on a prospective basis. The adoption of SFAS No. 157 had no impact on either the Company’s financial condition or operating results.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, was effective for us on January 1, 2008. SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. Upon adoption, we did not choose to measure any of our financial instruments at fair value and accordingly SFAS No. 159 had no impact on either the Company’s financial condition or operating results.

In December 2007, SFAS No. 141R, Business Combinations, was issued and is effective for us on January 1, 2009. SFAS No. 141R changes the way acquisitions are accounted for in the following ways: (1) the measurement date for consideration transferred, including equity securities, is the date when control is obtained, generally the closing date; previously, equity securities issued in a business combination were measured at the combination’s announcement date; (2) acquisition and restructuring costs are generally expensed as incurred rather than being considered part of the cost of the business combination; (3) contractual contingencies are measured on the closing date at fair value with adjustments to such fair value recorded in earnings when new information is obtained; and (4) contingent consideration is measured at its fair value on the closing date with subsequent adjustments based on changes in fair value. Management is currently evaluating the impact this Statement may have on the Company’s financial statements as they relate to future acquisitions.

In December 2007, SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 was issued. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company does not currently have any noncontrolling (minority) interests and does not expect this Statement to have an impact on either the Company’s financial condition or operating results.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of computing basic and diluted earnings per share. We are currently assessing the impact this FSP may have, if any, on earnings per share amounts and disclosures.

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

NOTE 3—SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2008 and 2007, are summarized as follows:

	For the year ended December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agency notes	$2,000	$20	$—	$2,020
U.S. government agency mortgage-backed securities	129,060	3,197	(46)	132,211
Collateralized mortgage obligations	63,118	278	(15,498)	47,898
Municipal securities	17,327	220	(123)	17,424
Other domestic debt securities	4,941	—	(2,032)	2,909

Securities available-for-sale	$216,446	$3,715	$(17,699)	$202,462

	For the year ended December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$526	$3	$—	$529
U.S. government agency notes	14,499	137	(1)	14,635
U.S. government agency mortgage-backed securities	121,155	626	(258)	121,523
Collateralized mortgage obligations	70,910	377	(518)	70,769
Municipal securities	18,598	105	(14)	18,689
Other domestic debt securities	4,963	—	(13)	4,950

Securities available-for-sale	$230,651	$1,248	$(804)	$231,095

At December 31, 2008, and December 31, 2007, there were no securities held-to-maturity.

Securities available-for-sale that were in an unrealized loss position at December 31, 2008 and 2007 are presented in the following tables aggregated by investment category and length of time the individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to the fluctuation in market interest rates since purchase and temporary disruption in the credit markets as well as the Company’s intent and ability to hold them until fair values recover.

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
Collateralized mortgage obligations	52,583	(15,210)	3,078	(288)	55,661	(15,498)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

	At December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. agency notes	$1,999	$(1)	$—	$—	$1,999	$(1)
U.S. agency mortgage-backed securities	12,643	(106)	15,956	(152)	28,599	(258)
Collateralized mortgage obligations	26,672	(330)	12,153	(188)	38,825	(518)
Municipal securities	2,670	(14)	—	—	2,670	(14)
Other domestic debt securities	4,950	(13)	—	—	4,950	(13)

	$48,934	$(464)	$28,109	$(340)	$77,043	$(804)

At December 31, 2008, there were four securities that have been in a continuous unrealized loss position for 12 months or more and fifty-six securities that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2007, there were thirty-eight securities that have been in a continuous unrealized loss position for 12 months or more and two securities that have been in a continuous unrealized loss position for less than 12 months.

Regular analyses are performed on the securities available-for-sale portfolio to determine if any securities are other-than-temporarily impaired. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover. Management concluded that there were no securities with an other-than-temporay impairment at December 31, 2008. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment in future periods.

Proceeds from the sale of securities and realized losses for the year ended December 31, 2008 amounted to $1,007,000 and $22,000, respectively. Proceeds from sale of securities and realized gains for the year ended December 31, 2007 amounted to $6,157,000 and $89,000, respectively.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$2,567	$2,589
Due after one year through five years	93,462	89,910
Due after five years through ten years	72,286	72,179
Due after ten years	48,131	37,784

	$216,446	$202,462

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted average contractual maturities because of principal prepayments.

As of December 31, 2008, securities with an estimated fair value of $192.7 million have been pledged to secure public and other deposits, as required by law, and to secure borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	At December 31,
	2008	2007
	(in thousands)
Commercial mortgage	$302,016	$295,496
Commercial loans and lines of credit	228,958	189,638
Construction and land development	133,054	148,101
Multifamily mortgage	51,607	34,198
Home mortgage	45,202	46,193
Home equity loans and lines of credit	22,568	22,519
Installment and credit card	5,016	10,034

Total loans	788,421	746,179
Allowance for loan losses	(8,048)	(7,828)

Loans, net	$780,373	$738,351

Loans held-for-sale	$31,401	$11,454

As of December 31, 2008, loans with a carrying value of $354.0 million were pledged to secure FHLB advances. Loan balances include net deferred loan fees and costs of $1,772,000 and $2,656,000 as of December 31, 2008 and 2007, respectively.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange and Ventura Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, the economic condition, particularly the recent decline in real estate values in Southern California could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. There were seven nonaccrual loans totaling $8.5 million at December 31, 2008. There was one nonaccrual loan of $5.7 million as of December 31, 2007. The allowance for loan losses maintained for nonaccrual loans was $0.6 million and none at December 31, 2008 and 2007, respectively. Had these loans performed according to their original terms, additional interest income of $543,000 and $339,000 would have been recognized in 2008 and 2007, respectively.

Due to the small average loan size and nature of our loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $16.6 million and $4.1 million in 2008 and 2007, respectively. Impaired loans were $34.5 million and $8.2 million at December 31, 2008 and 2007, respectively. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific reserves totaling $0.6 million.

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2008	2007
	(in thousands)
Beginning balance	$7,828	$4,740
Balance acquired in purchase	—	3,554
Provision for loan losses	1,150	—
Loans charged-off	(1,075)	(567)
Recoveries on loans previously charged-off	145	101

Ending balance	$8,048	$7,828

NOTE 5—PREMISES AND EQUIPMENT

The major classifications of premises and equipment are summarized as follows:

	2008	2007
	(Dollars in thousands)
Land	$4,792	$4,792
Buildings	11,973	11,784
Leasehold improvements	5,879	4,079
Furniture, fixtures and equipment	15,176	13,673

	37,820	34,328
Less accumulated amortization and depreciation	(17,127)	(15,702)

	$20,693	$18,626

Depreciation and amortization expense was $1,425,000 and $1,450,000 in 2008 and 2007, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $50.1 million at December 31, 2008 includes $46.9 million, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed in the acquisition of FCB. At December 31, 2007, goodwill was $50.2 million. The decrease in goodwill of $117,000 was the result of final purchase price allocations recorded in the first quarter of 2008. No impairment loss was recognized for the periods ended December 31, 2008 and December 31, 2007.

Other intangible assets and related accumulated amortization is as follows:

	For the year ended December 31,
	2008	2007
	(in thousands)
Core deposit intangibles	$7,788	$7,788
Trade name	4,000	4,000

	11,788	11,788
Less accumulated amortization	(3,336)	(2,146)

	$8,452	$9,642

Core deposit intangibles, net of accumulated amortization, were $5.2 million at December 31, 2008 and $6.0 million at December 31, 2007. Amortization expense was $790,000 and $708,000 for the years ended December 31, 2008 and 2007, respectively.

Trade name, net of accumulated amortization, was $3.3 million at December 31, 2008 and $3.7 million at December 31, 2007 representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for the years ended December 31, 2008 and 2007 was $400,000 and $321,000, respectively.

Amortization expense of other intangibles for 2008 and 2007 was $1,190,000 and $1,029,000, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2009	$1,190
2010	1,190
2011	1,190
2012	1,190
2013	1,190
Thereafter	2,502

$8,452

NOTE 7—CERTIFICATES OF DEPOSIT

At December 31, 2008, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2009	$159,051	$196,529	$355,580
2010	29,676	13,397	43,073
2011	1,427	2,451	3,878
2012	316	1,865	2,181
2013 and later	1,418	1,271	2,689

	$191,888	$215,513	$407,401

NOTE 8—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with three financial institutions providing for federal funds facilities up to a maximum of $31.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. There were no borrowings outstanding under these agreements at December 31, 2008 and 2007.

As a state nonmember bank, the Bank also has a secured borrowing facility of $10.2 million with the Federal Reserve Bank of San Francisco. At December 31, 2008 and 2007, there were no borrowings outstanding under these agreements.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum available borrowings of approximately $214.5 million at December 31, 2008. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. The Bank’s borrowing capacity is determined based on the estimated market value of certain eligible loans and securities pledged as collateral, however, the FHLB has a blanket lien against the Bank’s entire loan portfolio as collateral for borrowings. As of December 31, 2008, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$—	—	—
Term advances	28,500	2009	3.72%
Term advances	40,000	2010	3.82%
Term advances	11,000	2011	3.42%
Term advances	17,500	2012	4.12%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$122,000

As of December 31, 2008, $7.5 million of our FHLB advances are ten-year putable advances with a weighted average rate of 4.1%, $17.5 million are seven-year putable advances with a weighted average rate of 4.2%, $17.5 million are five-year putable advances with a weighted average rate of 4.1%, and $17.5 million are three-year putable advances with a weighted average rate of 4.1%.

The following tables show other borrowed funds for the dates and periods shown (in thousands):

	2008
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.77%

	2007
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.97%	$45,000	5.57%

The maximum amount of overnight borrowings outstanding at any month-end during 2008 and 2007 was $59.6 million and $53.5 million, respectively.

The Company had $56.0 million of unused borrowing capacity from the FHLB at December 31, 2008 based upon pledged securities and loans.

NOTE 9—JUNIOR SUBORDINATED DEBENTURES

In December 2005 and January 2007 the Company, or an acquired company, issued junior subordinated debentures to the Trusts. These junior subordinated debentures are effectively subordinated to all of our borrowings. The Company also owns the common stock of each of the Trusts. The balance of the equity of the Trusts is comprised of mandatorily redeemable preferred securities and is included in “accrued interest receivable and other assets” on our Consolidated Balance Sheets.

As of December 31, 2008 and 2007 we had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of December 31, 2008 consisted of the following:

			As of December 31, 2008
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	Fixed until Dec. 2010	December 15, 2035	6.15%	$10,310
First California Capital Trust I	Fixed until Jan. 2012	March 15, 2037	6.80%	16,495

			6.55%	$26,805

The book balance of FCB Statutory Trust I, net of purchase accounting adjustment, is $10,206,000 at December 31, 2008, and the total junior subordinated debt on the consolidated balance sheet is $26,701,000 at December 31, 2008.

Under FIN 46(R), the Company does not consolidate the Trusts into the consolidated financial statements. Prior to the issuance of FIN 46(R), holding companies typically consolidated these entities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective March 31, 2011, after a six-year transition period. As of December 31, 2008, junior subordinated debentures are included in Tier 1 capital for regulatory capital purposes. There is no expected impact to regulatory capital upon the effective date of this ruling.

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

A summary of our derivative instruments at December 31, 2008 and 2007 follows:

Derivative Financial Instruments and Hedging Activities

	December 31, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Cash flow hedges:
Interest rate swaps	$—	$—	$50,000	$180
Non-hedge derivatives:
Interest rate floors	$—	$—	$50,000	$124

Cash flow hedges use derivatives that are entered into to manage the risk associated with the variability of expected future cash flows of variable-rate loans. The Company’s cash flow hedges include certain interest rate swaps used to manage the interest rate risk associated with its significant volume of adjustable rate loans. At December 31, 2008 and 2007, zero and gains of $629,000, respectively, were recorded in accumulated other comprehensive income. During 2007, a portion of the interest rate swap was deemed to be ineffective and the related net gain of $165,000 was reclassified from accumulated other comprehensive income and recognized in earnings as required by hedge accounting. During 2008, income of $1.0 million was recognized in earnings related to the ineffective portion of the interest rate swap. All remaining interest rate swap contracts were terminated in 2008.

Non-hedge derivatives are interest rate floors that do not meet the strict criteria for hedge accounting treatment. The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives not designated as hedges are marked-to-market through earnings. The last remaining interest rate floor contract expired in December 2008.

NOTE 11—INCOME TAXES

The components of the provision for income taxes consisted of the following for the years shown:

	2008	2007
	(Dollars in thousands)
Current taxes:
Federal	$2,399	$3,125
State	809	1,087

Total current taxes	3,208	4,212
Deferred taxes:
Federal	154	(101)
State	180	47

Total deferred taxes	334	(54)

Total provision for income taxes	$3,542	$4,158

A reconciliation of the amounts computed by applying the federal statutory rate of 35% for 2008 and 34% for 2007 to the income before the provision for income taxes and the effective tax rate are as follows:

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Provision for income taxes at statutory rate	$3,468	35.0%	$3,823	34.0%
Increase (reduction) in taxes resulting from:
State taxes, net of federal tax benefit	660	6.7%	742	6.6%
Permanent differences	(196)	(2.0)%	(338)	(3.0)%
Other	(390)	(3.9)%	(69)	(0.6)%

	$3,542	35.8%	$4,158	37.0%

The major components of the net deferred tax asset (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Securities available-for-sale	$5,880	$439
Accrued expenses	1,441	610
Nonaccrual interest	342	22
Loan fees	—	255
Allowance for loan losses	1,428	2,008
Securities acquired in business combination	—	51
State taxes	356	320
Integration and conversion costs	—	1,558
Other	757	611

Total deferred tax assets	10,204	5,874

Deferred tax liabilities:
Depreciation	(2,084)	(2,030)
FHLB stock dividend	(571)	(400)
Loan premium amortization	(11)	(44)
Deferred loan costs	(1,260)	(677)
Core deposit intangibles	(2,180)	(2,038)
Trade name	(1,374)	(1,644)
Acquisition and reorganization costs	—	(220)
Other	(152)	(1,356)

Total deferred tax liabilities	(7,632)	(8,409)

Net deferred tax asset (liability)	$2,572	$(2,535)

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, the Company believes that it is more-likely-than-not that we will have sufficient taxable earnings to realize its deferred tax assets and has not provided an allowance.

NOTE 12—SHAREHOLDERS’ EQUITY

The Company has 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of 5.63 per share. As of December 31, 2008, the number of common shares which would be issued upon conversion of the preferred stock series A is 280,450.

On December 19, 2008, the Company participated in the U.S. Treasury Capital Purchase Program (CPP), under which the Company received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in CPP, the Company is subject to various restrictions and requirements, such as restrictions on stock repurchases and payment of dividends, and other requirements relating to executive compensation and corporate governance practices. Moreover, under legislation such as the American Recovery and Reinvestment Act of 2009, the Company may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by the Company’s Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years. The Company recorded the total $25 million of the preferred stock series B and the warrant at their relative fair values of $22.7 million and $2.3 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method.

On November 7, 2007, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $5.0 million of the Company’s common stock until November 2008. The stock repurchase program was cancelled by the board of directors on August 31, 2008 due to current market conditions. During 2008, we repurchased 81,520 shares at a weighted average per share cost of $8.37. During the fourth quarter of 2007, the Company repurchased 261,979 shares at a weighted average per share cost of $9.00.

NOTE 13—EARNINGS PER SHARE

The number of shares outstanding at December 31, 2008 and 2007 was 11,462,964 and 11,507,020, respectively. On March 12, 2007, the number of shares of First California common stock outstanding increased by 5,868,586 as a result of the merger. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans. The dilutive calculation excludes 532,861 and 105,833 weighted average options outstanding for the years ended December 31, 2008 and 2007, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings per share for the periods indicated:

	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except share and per share data)
For the year ended December 31, 2008:
Basic earnings per share	$6,366	11,457,231	$0.56

Effect of dilutive securities:
Warrants		3,516
Restricted stock		4,135
Options		106,287
Convertible preferred stock		272,880

Diluted earnings per share	$6,366	11,844,049	$0.54

For the year ended December 31, 2007:
Basic earnings per share	$7,088	10,467,619	$0.68

Effect of dilutive securities:
Convertible preferred stock		264,075

Diluted earnings per share	$7,088	10,731,694	$0.66

NOTE 14—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2008 and 2007, the Company made matching contributions of approximately $259,000 and $243,000, respectively, to the plan.

As part of the merger and acquisition, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2008 and 2007, the cash surrender value of the life insurance was $11.4 million and $10.9 million, respectively. As of December 31, 2008 and 2007, the Company recognized a liability for salary continuation benefits of $384,000 and $559,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2008 and 2007, salary continuation expense was approximately ($175,000) and $123,000, respectively. The 2008 expense reflects the reversal of a previously accrued liability for an executive who terminated their employment prior to vesting in the salary continuation benefit.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2008 and 2007, a liability of $1,814,000 and $2,409,000, respectively, for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets.

The Company has established and sponsors an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the associated liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2008 and 2007 were $972,000 and $1,237,000, respectively.

NOTE 15—STOCK-BASED COMPENSATION

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

The Company issues restricted stock to employees and directors under share-based compensation plans. For the years ended December 31, 2008 and 2007, stock-based compensation expense relating to restricted stock awards was $124,000 and $26,000, respectively. A summary of non-vested restricted stock shares as of December 31, 2007 and changes during the year ended December 31, 2008, is presented below:

Non-Vested Shares	No. of Shares	Weighted Average Price
Outstanding, December 31, 2007	6,500	$11.00
Granted	23,562	8.02
Vested	(3,250)	11.00
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2008	26,812	$8.38

Of the total shares of restricted stock granted in 2008, 17,062 shares were granted to outside directors. The weighted average fair values of restricted stock awards granted during the years ended December 31, 2008 and 2007 were $8.02 and $11.00, respectively. As of December 31, 2008 and 2007, total unrecognized compensation cost related to restricted stock awards amounted to $114,000 and $57,000, respectively. This cost is expected to be recognized over a remaining period of 2.2 years.

The activity of stock options for the year ended December 31, 2008 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2007	628,706	$10.40	5.55	$2,310
Granted	180,000	7.35
Exercised	(15,063)	5.78
Forfeited/Expired	(151,846)	9.67

Outstanding, December 31, 2008	641,797	8.89	5.25	2,463

Exercisable, December 31, 2008	228,026	$8.11	4.28	$542

The activity of stock options for the year, net of merger and acquisition activity and assumption of existing option plans, ended December 31, 2007 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2006	492,355	$8.28	6.0	$2,691
Granted/Assumed	395,399	11.32
Exercised	(243,766)	7.56
Forfeited/Expired	(15,282)	10.70

Outstanding, December 31, 2007	628,706	10.40	5.55	2,310

Exercisable, December 31, 2007	229,662	$8.77	5.85	$812

The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2008 and 2007 was $3.14 and $4.35, respectively. The total proceeds from options exercised during the year ended December 31, 2008 was $86,000 and the total fair value of the shares granted during 2008 was $564,000. At December 31, 2008, there was $1,089,160 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 3.4 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. Upon adoption of SFAS No. 123R, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2008 and 2007, share-based compensation expense was $733,000 and $264,000, respectively.

The Company uses the lattice binomial model formula to determine the fair value of stock options using the following estimates and assumptions. The expected volatility assumption used in the lattice option pricing model is based upon the weekly historical volatility of the Company’s stock price using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption is based upon the Company’s capital planning model. The fair value of the option at the grant date also follows.

	2008 Grants	2007 Grants
Expected option term	7.1 years	7.5 years
Expected volatility	33.0%	31.8%
Expected dividend yield	0%	0%
Risk-free interest rate	4.35%	4.05%
Stock option fair value	$3.14	$4.35

NOTE 16—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. There is one extension of credit to a related party at December 31, 2008 and 2007.

The outstanding balance of the loan to the related party was $2,000 and $32,000 at December 31, 2008 and 2007, respectively. Deposits of related parties held by the Company at December 31, 2008 amounted to approximately $1,649,000.

NOTE 17—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Ventura, Orange and Los Angeles County, California. Many of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2008. The Company’s loan policies require the extension of credit to any single borrower or group of related borrowers between $2.0 million and $5.0 million to be approved by the officer loan committee and credit in excess of $5.0 million to be approved by the director loan committee.

The Bank’s investment in municipal securities of $17.4 million, or 8.6% of our securities portfolio, represents general obligations and revenue bonds of local agencies mainly within the state of California.

NOTE 18—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following summarizes the Company’s outstanding commitments:

	2008	2007
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$153,077	$198,657
Commercial and standby letters of credit	444	2,501

	$153,521	$201,158

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

As of December 31, 2008 and 2007, the Company maintained a reserve for unfunded commitments of $102,000 and $99,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

Guarantees—As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Trust or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See “Junior Subordinated Debentures” under Note 9 above.

NOTE 19—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $153.1 million at December 31, 2008 compared with $198.7 million at December 31, 2007. Commercial and stand-by letters of credit were $0.4 million and $2.5 million at December 31, 2008 and December 31, 2007, respectively.

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

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $1,660,000 in 2008 and $1,432,000 in 2007. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2009	$1,728
2010	1,644
2011	1,600
2012	1,579
2013	1,534
Thereafter	6,742

$14,827

NOTE 20—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

As discussed further in Note 12, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the CPP qualify as Tier 1 capital.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$147,680	16.62%	$71,102	≥	8.00%
(to risk weighted assets)
Tier I capital	$139,530	15.70%	$35,551	≥	4.00%
(to risk weighted assets)
Tier I capital	$139,530	12.77%	$43,699	≥	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$115,387	13.35%	$69,167	≥	8.00%
(to risk weighted assets)
Tier I capital	$107,460	12.43%	$34,583	≥	4.00%
(to risk weighted assets)
Tier I capital	$107,460	10.42%	$41,248	≥	4.00%
(to average assets)

Common stockholders are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The Company cannot declare or pay a dividend on its common stock without the consent of the Treasury until the third anniversary of the date of the CPP investment, or December 19, 2011, unless prior to such third anniversary the senior preferred stock series B is redeemed in whole or the Treasury has transferred all of the senior preferred stock series B to third parties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2008 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$109,022	12.27%	$71,110	≥	8.00%	$88,888	≥	10.00%
(to risk weighted assets)
Tier I capital	$100,873	11.35%	$35,555	≥	4.00%	$53,333	≥	6.00%
(to risk weighted assets)
Tier I capital	$100,873	9.26%	$43,568	≥	4.00%	$54,460	≥	5.00%
(to average assets)
	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2007
Total capital	$102,826	11.98%	$68,687	≥	8.00%	$85,858	≥	10.00%
(to risk weighted assets)
Tier I capital	$94,899	11.05%	$34,343	≥	4.00%	$51,515	≥	6.00%
(to risk weighted assets)
Tier I capital	$94,899	9.24%	$41,065	≥	4.00%	$51,332	≥	5.00%
(to average assets)

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

NOTE 21—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, and for annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2008.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2008, Using
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$202,462	$—	$202,462	$—

Total assets measured at fair value	$202,462	$—	$202,462	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008, Using
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Impaired loans	$1,438	$—	$—	$1,438

Total assets measured at fair value	$1,438	$—	$—	$1,438

The following methods were used to estimate the fair value of each class of financial instrument above:

Available for sale securities—Fair values for investment securities are obtained from a third-party pricing service for identical or comparable assets. The market valuations include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair value.

Impaired loans—Impaired loans are measured and recorded at fair value on a nonrecurring basis. The impaired loans shown are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires that we disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of SFAS No. 107. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above in our SFAS No. 157 disclosures.

Cash and cash equivalents—The carrying amounts of cash and federal funds sold approximate their fair value.

Loans—Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under SFAS No. 107. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair values of loans is then estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. Loans, other than those held-for-sale, are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, and federal funds sold	$49,127	$49,127	$17,668	$17,668
Securities available-for-sale	202,462	202,462	231,095	231,095
FHLB and other stock	9,775	9,775	6,810	6,810
Loans, net	780,373	726,605	738,351	755,203
Interest rate swaps	—	—	180	180
Non-hedge derivatives	—	—	124	124
Financial liabilities:
Demand deposits, money market and savings	$410,194	$410,194	$479,810	$479,810
Time certificates of deposit	407,401	411,107	281,270	281,144
FHLB advances and other borrowings	167,000	171,064	168,901	166,166
Junior subordinated debentures	26,701	12,042	26,648	22,611

These fair value disclosures represent the Company’s best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

NOTE 22—SUBSEQUENT EVENTS

On January 16, 2009, the Company filed a universal shelf registration statement on Form S-3 with the SEC. On March 2, 2009, the Company filed Amendment No. 1 to the universal shelf registration statement on Form S-3 filed with the SEC on January 16, 2009. The shelf registration statement was declared effective March 3, 2009. The Company filed the shelf registration statement on Form S-3 with the SEC to register shares of the Company’s common stock issuable under the warrant related to the Company’s participation in the CPP and to register an indeterminate number of shares of our common stock that may be issued by us at various times and at indeterminate prices, with a total offering price not to exceed $25 million.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. The Bank also purchased approximately $164 million in cash and cash equivalents, $89 million in investment securities and $2 million in consumer loans related to the transaction. In January 2009, the parent company contributed $15 million of capital to the Bank who in turn paid approximately that sum to the FDIC for the assumption of those deposits and purchase of those assets. The addition of 1st Centennial’s six branches expanded First California Bank’s operations to 18 full-service branches throughout Southern California and increased total assets to greater than $1.4 billion.

On February 17, 2009, the Company paid $0.2 million in Series B Preferred Stock cash dividends. The dividend was declared by the Company’s Board of Directors on January 28, 2009 and was payable to shareholders of record as of January 28, 2009.

On February 27, 2009, the FDIC adopted an interim rule setting a special assessment of 20 basis points for every $100 of domestic deposits to restore the DIF reserves. This special assessment, as proposed, would be assessed in June 2009 and payable in September 2009. If this interim rule is adopted as currently proposed, this would significantly increase the Company’s noninterest expense in 2009.

NOTE 23—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2008 and 2007, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2008.

Balance Sheet

	December 31,
	2008	2007
	(Dollars in thousands)
Cash and due from banks	$36,684	$6,765
Investment in subsidiary bank	146,967	150,904
Other assets	5,707	10,308

Total assets	$189,358	$167,977

Junior subordinated debentures	$26,701	$26,648
Other liabilities	3,734	4,462

Total liabilities	30,435	31,110
Shareholders’ equity:
Preferred stock	23,713	1,000
Common stock	118	118
Additional paid-in-capital	135,603	132,543
Treasury stock	(3,050)	(2,374)
Retained earnings	11,559	5,350
Accumulated other comprehensive income (loss)	(9,020)	230

Total shareholders’ equity	158,923	136,867

Total liabilities and shareholders’ equity	$189,358	$167,977

Statements of Operations

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Interest income	$248	$320
Interest expense	1,755	1,680

Net interest expense	(1,507)	(1,360)
Other operating income	—	(2,554)
Other operating expense	2,299	5,459

Loss before equity in net income of subsidiaries	(3,806)	(4,265)
Equity in net income of subsidiaries	8,469	9,442

Income before income tax benefit	4,663	5,177
Income tax benefit	(1,703)	(1,911)

Net income	$6,366	$7,088

Statements of Cash Flow

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,366	$7,088
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries, net	(8,469)	(9,442)
Stock-based compensation costs	733	264
Loss on early termination of debt	—	1,564
Gain from sale of charters	—	(2,374)
Net (decrease) increase in other assets and other liabilities	3,879	(5,851)

Net cash provided (used) in operations	2,509	(8,751)
Cash flows from investing activities:
Net cash and cash equivalents received in acquisition	—	6,760
Proceeds received for sale of Bank charters	—	2,375
Sales and maturities of available-for-sale securities	—	1,950

Net cash provided by (used in) investing activities	—	11,085
Cash flows from financing activities:
Distribution from subsidiaries	3,000	3,000
Proceeds from exercise of stock options	86	1,844
Issuance of Junior Subordinated Debentures	—	16,495
Redemption of Junior Subordinated Debentures	—	(16,624)
Issuance of preferred stock and warrants	25,000	—
Purchases of treasury stock	(676)	(2,374)

Net cash provided by financing activities	27,410	2,341

Net increase in cash and cash equivalents	29,919	4,675
Cash and cash equivalents, beginning of the year	6,765	2,090

Cash and cash equivalents, end of the year	$36,684	$6,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,755	$1,373
Cash (received) paid for income taxes, net	$(7,816)	$608

NOTE 24 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	2008 Quarters				2007 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(in thousands, except per share data)
Net interest income	$9,836	$10,348	$10,335	$10,263	$10,658	$10,954	$11,710	$6,922
Service charges, fees & other income	1,332	1,042	536	2,043	886	858	824	680
Loan commissions & sales	69	143	185	54	586	540	816	257
Gains (loss) on sales of securities	(9)	(13)	—	—	224	—	—	—
Operating expenses	9,696	8,339	8,757	8,314	8,217	8,601	7,499	10,351
Provision for loan losses	200	300	200	450	—	—	—	—

Income (loss) before income tax	1,332	2,881	2,099	3,596	4,137	3,751	5,851	(2,492)
Income tax provision (benefit)	200	1,120	815	1,407	1,475	1,340	2,741	(1,397)

Net income (loss)	$1,132	$1,761	$1,284	$2,189	$2,662	$2,411	$3,110	$(1,095)

Net earnings (loss) per share:
Basic	$0.10	$0.15	$0.11	$0.19	$0.23	$0.21	$0.27	$(0.16)
Diluted	$0.10	$0.15	$0.11	$0.19	$0.22	$0.20	$0.25	$(0.15)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T). Controls and Procedures

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

As of December 31, 2008, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.

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

Information required by this Item will appear in the proxy statement to be delivered to our stockholders in connection with the 2009 annual meeting of stockholders, or the 2009 Proxy Statement, and such information is herein incorporated by reference to the 2009 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item will appear in the 2009 Proxy Statement, and such information is herein incorporated by reference to the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will appear in the 2009 Proxy Statement, and such information is herein incorporated by reference to the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the 2009 Proxy Statement, and such information is herein incorporated by reference to the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will appear in the 2009 Proxy Statement, and such information is herein incorporated by reference to the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2008
Consolidated Statements of Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2008
Consolidated Statements of Changes in Shareholders’ Equity for each of the two years ended in the period ended December 31, 2008
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2008
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3)	Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.3	Certificate of Designations with respect to the Preferred Stock Series B, issued on December 19, 2008 (Exhibit 3.1 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

4.1	Indenture, dated as of July 16, 2001, governing Junior Subordinated Debt Securities between National Mercantile Bancorp, as Issuer, and the Bank of New York, as Trustee, (Exhibit 10.3 to Form 10-Q filed on December 21, 2001 by National Mercantile and incorporated herein by this reference).

4.2	Indenture, dated as of September 30, 2005, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 4.1 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

4.3	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to FCB Bancorp, and Wilmington Trust Company, as Trustee (Exhibit 4.3 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated here by this reference).

4.4	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of January 25, 2007 (Exhibit 10.4 to Form 8-K filed on January 20, 2006 by National Mercantile and incorporated herein by this reference).

4.5	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to National Mercantile, and Wilmington Trust Company, as Trustee (Exhibit 4.5 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated here by this reference).

4.6	Specimen of Common Stock Certificate. (Exhibit 4.3 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.7	Form of Capital Security Certificate evidencing the capital securities of First California Capital Trust I (Exhibit 4.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.8	Form of Common Security Certificate evidencing common securities of First California Capital Trust I (Exhibit 4.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.9	Form of National Mercantile Bancorp Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due 2037 (Exhibit 4.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

Exhibit Number	Exhibit Title
4.10	Warrant to purchase up to 599,042 shares of Common Stock, issued on December 19, 2008 (Exhibit 4.2 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

4.11	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Exhibit 4.3 to the Registration Statement on Form S-3 filed on January 16, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.1*	Employment Agreement, dated January 1, 1999, between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form S-4/A filed on December 5, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.2*	Letter dated June 15, 2006 amending Employment Agreement between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.3*	Employment Agreement, dated June 15, 2006, between First California Financial Group, Inc. and C. G. Kum (Exhibit 99.2 to Form 8-K filed on June 21, 2006 by FCB Bancorp and incorporated herein by this reference).

10.4*	First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 4.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.5*	Amendment No. 1 to First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 10.7 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.6*	Form of Stock Option Agreement under First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.7*	Form of Non-Qualified Stock Option Agreement under the First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.2 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.8*	First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.7 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.9*	Amendment No. 1 to First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.4 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.10*	Form of Stock Option Agreement under the First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.8 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.11*	First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.1 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by this reference).

10.12*	Amendment No. 1 to First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.2 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Exhibit Title
10.13*	First California 2007 Omnibus Equity Incentive Plan (Appendix B to the Proxy Statement filed on May 30, 2007 in connection with the 2007 annual meeting of stockholders and incorporated herein by this reference).

10.14	Registration Rights Agreement, dated June 15, 2006, by and between First California Financial Group, Inc. and the Stockholders party thereto (Exhibit 10.10 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.15	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (Exhibit 10.11 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.16	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (Exhibit 10.12 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.17*	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and David Brown (Exhibit 10.3 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.18*	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and Robert W. Bartlett (Exhibit 10.2 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.19	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.10 to Form 10-KSB filed on March 30, 2004 by National Mercantile and incorporated herein by this reference).

10.20	Lease, dated as of September 19, 2003, between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (Exhibit 10.11 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.21	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.12 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.22	Lease, dated as of March 30, 2005, between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (Exhibit 10.13 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.23	Lease, dated as of September 10, 2004, between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (Exhibit 10.14 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.24*	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (Exhibit 10.15 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.25*	Salary Continuation Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.4 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.26*	Split Dollar Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.5 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.27*	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.13 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.28*	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.14 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.29*	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.6 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.30*	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.7 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.31*	First California Bank Split Dollar Agreement, dated July 31, 2006, with John W. Birchfield (Exhibit 99.1 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.32*	First California Bank Split Dollar Agreement, dated July 31, 2006, with Richard D. Aldridge (Exhibit 99.2 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.33*	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kum (Exhibit 99.1 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.34*	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Exhibit 99.2 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.37	Placement Agreement, dated January 24, 2007, among National Mercantile Bancorp, First California Capital Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Exhibit 10.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.38	Amended and Restated Declaration of Trust among National Mercantile Bancorp, as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (Exhibit 10.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.39	Guarantee Agreement between National Mercantile Bancorp and Wilmington Trust Company, as guarantee trustee (Exhibit 10.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.40	Indenture between National Mercantile Bancorp and Wilmington Trust Company, as indenture trustee (Exhibit 10.4 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.41	Amended and Restated Declaration of Trust, dated as of September 30, 2005, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, FCB Bancorp, as Sponsor, and C. G. Kum and Romolo Santarosa, as Administrators (Exhibit 4.2 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

10.42*	First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form 10-KSB filed on April 15, 2003 by National Mercantile Bancorp and incorporated herein by this reference).

10.43*	Amendment No. 1 to First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.44*	Form of Stock Option Agreement under the First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.4 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

Exhibit Number	Exhibit Title
10.45	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (Exhibit 10.1 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

10.46*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and C. G. Kum, dated December 29, 2008 (filed herewith).

10.47*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Romolo Santarosa, dated December 29, 2008 (filed herewith).

10.48*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Richard Glass, dated December 29, 2008 (filed herewith).

10.49	Lease, dated as of November 23, 2007, between Westlake Plaza Center East, LLC and First California Bank relating to Suite 300 offices at 3027 Townsgate Road, Westlake Village, California (filed herewith).

21	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 30, 2009	By:	/s/ C. G. KUM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009

/S/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	March 30, 2009

/S/ DONALD E. BENSON Donald E. Benson	Director	March 30, 2009

/S/ JOHN W. BIRCHFIELD John W. Birchfield	Director	March 30, 2009

/S/ JOSEPH N. COHEN Joseph N. Cohen	Director	March 30, 2009

/S/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board of Directors	March 30, 2009

Signature	Title	Date

/S/ W. DOUGLAS HILE W. Douglas Hile	Director	March 30, 2009

/S/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	March 30, 2009

/S/ SYBLE R. ROBERTS Syble R. Roberts	Director	March 30, 2009

/S/ THOMAS TIGNINO Thomas Tignino	Director	March 30, 2009