Form 10-Q
period 2009-03-31
First California Financial Group, Inc.
filed 2009-06-30
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

11,633,289 shares of Common Stock, $0.01 par value, as of June 26, 2009

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Cash and due from banks	$48,773	$13,712
Federal funds sold	84,285	35,415
Securities available-for-sale, at fair value	271,743	202,462
Loans held-for-sale	31,309	31,401
Loans, net	886,448	780,373
Premises and equipment, net	20,583	20,693
Goodwill	60,705	50,098
Other intangibles, net	12,840	8,452
Deferred tax assets, net	3,596	2,572
Cash surrender value of life insurance	11,461	11,355
Accrued interest receivable and other assets	27,098	21,512

Total assets	$1,458,841	$1,178,045

Non-interest checking	$287,779	$189,011
Interest checking	81,670	22,577
Money market and savings	254,583	198,606
Certificates of deposit, under $100,000	207,451	191,888
Certificates of deposit, $100,000 and over	272,095	215,513

Total deposits	1,103,578	817,595
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	117,500	122,000
Junior subordinated debentures	26,713	26,701
Accrued interest payable and other liabilities	7,869	7,826

Total liabilities	1,300,660	1,019,122

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	22,827	22,713
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,977,949 shares issued at March 31, 2009 and 11,807,624 shares issued at December 31, 2008; 11,633,289 and 11,462,964 shares outstanding at March 31, 2009 and December 31, 2008	118	118
Additional paid-in capital	135,843	135,603
Treasury stock, 344,660 shares at cost at March 31, 2009 and December 31, 2008	(3,050)	(3,050)
Retained earnings	9,372	11,559
Accumulated other comprehensive loss	(7,929)	(9,020)

Total shareholders’ equity	158,181	158,923

Total liabilities and shareholders’ equity	$1,458,841	$1,178,045

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Interest and fees on loans	$12,427	$13,823
Interest on securities	3,597	3,070
Interest on federal funds sold and interest bearing deposits	55	12

Total interest income	16,079	16,905

Interest on deposits	3,367	4,249
Interest on borrowings	1,555	1,954
Interest on junior subordinated debentures	487	439

Total interest expense	5,409	6,642

Net interest income before provision for loan losses	10,670	10,263
Provision for loan losses	5,069	450

Net interest income after provision for loan losses	5,601	9,813

Service charges on deposit accounts	1,050	517
Loan sales and commissions	9	54
Net gain on sale of securities	671	—
Net gain on derivatives	—	1,225
Other income	185	362

Total noninterest income	1,915	2,158

Salaries and employee benefits	5,658	4,567
Premises and equipment	1,533	1,128
Data processing	471	387
Legal, audit, and other professional services	620	368
Printing, stationery, and supplies	192	151
Telephone	263	138
Directors’ expense	115	96
Advertising, marketing and business development	456	259
Postage	55	62
Insurance and regulatory assessments	309	297
Amortization of intangible assets	376	298
Other expenses	729	624

Total noninterest expense	10,777	8,375

Income (loss) before provision for income taxes	(3,261)	3,596
Provision (benefit) for income taxes	(1,383)	1,407

Net income (loss)	$(1,878)	$2,189

Earnings (loss) per share:
Basic	$(0.18)	$0.19
Diluted	$(0.18)	$0.19

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Net income (loss)	$(1,878)	$2,189
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	5,069	450
Stock-based compensation costs	232	67
Gain on sales of securities and loans	(671)	(26)
Gain on settlement of derivatives	—	(1,225)
Amortization (accretion) of net premiums (discounts) on securities available-for-sale	136	(170)
Depreciation and amortization of premises and equipment	430	363
Amortization of core deposit and trade name intangibles	376	298
Origination of loans held-for-sale	—	(12,743)
Proceeds from sale of and payments received from loans held-for-sale	92	296
Increase in cash surrender value of life insurance	(106)	(260)
Increase in deferred tax assets	(1,024)	(4,345)
Increase in accrued interest receivable and other assets, net of effects from acquisition	(5,264)	(4,345)
Decrease in accrued interest payable and other liabilities, net of effects from acquisition	(97)	(2,687)

Net cash used in operating activities	(2,705)	(17,793)

Purchases of securities available-for-sale, net of effects from acquisition	(10,102)	(14,025)
Proceeds from repayment and maturities of securities available-for-sale	32,920	19,483
Purchases of Federal Home Loan Bank stock	—	(2,503)
Net change in federal funds sold, net of effects from acquisition	48,870	(20)
Loan originations and principal collections, net of effects of acquisition	(10,700)	(8,810)
Purchases of premises and equipment	(320)	(310)
Proceeds from sale of repossessed personal property	31	36
Net cash paid in acquisition	(34,556)	—

Net cash provided (used) in investing activities	26,143	(6,149)

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	4,520	(25,819)
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	11,776	(5,442)
Net increase (decrease) in FHLB advances and other borrowings	(4,487)	57,743
Dividends paid on preferred stock	(194)	—
Purchases of treasury stock	—	(289)
Proceeds from issuance of common stock under compensation plan	—	23
Proceeds from exercise of stock options	8	10

Net cash provided by financing activities	11,623	26,226

Change in cash and due from banks	35,061	2,284
Cash and due from banks, beginning of period	13,712	17,413

Cash and due from banks, end of period	$48,773	$19,697

Supplemental cash flow information:
Cash paid for interest	$5,317	$7,625
Cash paid for income taxes	$58	$3,465
Supplemental disclosure of noncash items:
Net change in unrealized (loss) gain on securities available-for-sale	$(1,091)	$422
Transfer of loans to other real estate owned	$773	$—

See accompanying notes to consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc., or First California, or the Company, is a bank holding company incorporated under the laws of the State of Delaware and headquartered in Westlake Village, California. The principal asset of the Company is the capital stock of First California Bank, or the Bank. The Bank is a full-service commercial bank headquartered in Westlake Village, California, chartered under the laws of the State of California and subject to supervision by the California Commissioner of Financial Institutions. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million from the FDIC. The Bank also purchased from the FDIC approximately $164 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC, or the FDIC-assisted 1st Centennial Bank transaction, was an all-cash transaction with an aggregate transaction value of $113.7 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. All six of the former 1st Centennial Bank branches have been fully integrated into the Bank’s full-service branch network.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura counties through 18 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include however the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three months ended March 31, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the transaction. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the assessments for impairment related to goodwill and securities and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $11.3 million at March 31, 2009 and $8.0 million at December 31, 2008.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at March 31, 2009 or December 31, 2008. There were deferred tax assets of $3.6 million at March 31, 2009 and $2.6 million at December 31, 2008.

Derivative instruments and hedging – The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the first quarter of 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective the unrealized gains or losses on those instruments were reflected directly in current period earnings. During the first quarter of 2008, the Company also owned an interest rate floor, which was not designated in a hedging relationship. Accordingly, all changes in fair value of the floor were recognized directly in current period earnings. As of and subsequent to December 31, 2008, the Company no longer owns any derivative instruments.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2008 the annual assessment resulted in the conclusion that goodwill was not impaired. At March 31, 2009, because of the net loss for the first quarter of 2009, an interim assessment was performed and resulted in the conclusion that goodwill was not impaired.

An impairment assessment is performed regularly on the securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and the Company’s ability and intent on holding the securities until the fair values recover. The Company concluded that there were no securities with an other-than-temporary impairment at March 31, 2009. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and no assurance can be provided that there will not be an other-than-temporary impairment in future periods.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, Statement of Financial Accounting Standard, or SFAS, No. 141R Business Combinations, was issued and was effective on January 1, 2009. SFAS 141R changes the way acquisitions are accounted for in the following ways: (1) the measurement date for consideration transferred, including equity securities, is the date when control is obtained, generally the closing date; previously, equity securities issued in a business combination were measured at the combination’s announcement date; (2) acquisition and restructuring costs are generally expensed as incurred rather than being considered part of the cost of the business combination; (3) contractual contingencies are measured on the closing date at fair value with adjustments to such fair value recorded in earnings when new information is obtained; and (4) contingent consideration is measured at its fair value on the closing date with subsequent adjustments based on changes in fair value. The Company adopted SFAS No. 141R effective January 1, 2009, and applied this new standard to the FDIC-assisted 1st Centennial transaction. This did not have a material impact on either the Company’s financial condition or operating results.

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of computing basic and diluted earnings per share. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and this did not have a material impact on the Company’s financial condition, operating results or earnings per share amounts and disclosures.

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction was not orderly. The provisions of FSP 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. However, it does change the presentation of other-than-temporary impairments in the financial statements. Under this FSP, only credit-related losses will be realized through the income statement. Interest rate and market-related losses will be recorded in other comprehensive income on the balance sheet and will not affect the cost basis of the security. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and 124-2 may have on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITION

On January 23, 2009, or the Transaction Date, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank from the FDIC, acting in its capacity as receiver of 1st Centennial Bank. Under the terms of the purchase and assumption agreement between the Bank and the FDIC, the Bank also purchased certain assets from the FDIC at the close of the transaction. The Bank paid cash consideration of $113.7 million to the FDIC for the assets acquired and liabilities assumed. The Bank continues to operate the former 1st Centennial Bank’s six branch locations as part of the Bank’s eighteen branch locations. The Company desired this transaction to enter into new markets and to assume a diversified deposit portfolio with a large percentage of stable core deposits.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the three months ended March 31, 2009 include the effects of the assumption of deposits and purchase of assets from the FDIC from the Transaction Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired, the identified intangible assets, and liabilities assumed was allocated to goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the Transaction Date.

(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$64,863
Federal Funds sold	113,090
Securities	88,969
Loans	101,217
Goodwill	10,606
Core deposit intangible	4,755
Other assets	968

Total assets acquired	384,468

Liabilities Assumed:
Deposits	269,688
Other liabilities	1,127

Total liabilities assumed	270,815

Total cash consideration paid to FDIC	$113,653

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. All of the resulting goodwill is expected to be deductible for tax purposes.

The following information presents the pro forma results of operations for the three months ended March 31, 2009, as though the transaction had occurred on January 1, 2009. The pro forma data was derived by combining the historical consolidated financial information of First California and the results of operations from the assets purchased and liabilities assumed from the FDIC using the acquisition method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the transaction actually occurred on January 1, 2009 or the results that may be achieved in the future.

(in thousands, except per share data)	Pro forma Three months ended March 31, 2009
Net interest income	$11,276
Noninterest income	2,003
Noninterest expense	10,999
Provision for loan losses	5,069

Income (loss) before provision for income taxes	(2,789)
Income tax benefit	1,194

Net income (loss)	$(1,595)

Pro forma income (loss) per common share:
Basic	$(0.15)
Diluted	$(0.15)
Pro forma weighted average shares:
Basic	11,528
Diluted	11,528

The amount of net revenue from the assets acquired and liabilities assumed since the Transaction Date included in the consolidated statement of operations is $2.1 million. The income included in the consolidated statement of operations from the assets acquired and liabilities assumed since the Transaction Date is $461,000.

The assets purchased and liabilities assumed were comprised mainly of specific securities, loans and deposit accounts. It is impractical to present comparative pro-forma results as if the acquisition occurred at the beginning of the period ended March 31, 2008 as the balances and rates of the individual assets and liabilities is in some cases not applicable (did not exist in prior period) or the individual account balance and/or rate during the prior period is not known.

Per the terms of the purchase and assumption agreement, the Bank was given the exclusive option to purchase 1st Centennial Bank loans at par from the FDIC during the 30-day period subsequent to the Transaction Date. The Bank purchased $100 million of loans at par from the FDIC under this option and recorded these loans at fair value, which materially approximates the amortized cost of the loans, given that the loans are currently performing in accordance with the loan contracts at interest rates that approximate market rates. The loans purchased are comprised of $42 million of commercial mortgages, $40 million of commercial loans and lines, $10 million of residential 1-4 mortgages, $5 million of multifamily mortgages, $2 million of construction loans and $1 million of home equity loans and lines. The Bank also has an option to purchase the furniture, fixtures and equipment related to the six branch locations at fair value from the FDIC. The fair value and the purchase of these assets were not yet finalized as of the date of this report. Other settlements are still pending with the FDIC, and once settled, may result in adjustments to the above amounts, including goodwill.

NOTE 4 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$599	$—	$—	$599
U.S. government agency collateralized mortgage obligations	70,597	826	(17)	71,406
U.S. government agency mortgage-backed securities	126,873	4,340	(2)	131,211
Private label collateralized mortgage obligations	56,004	10	(16,100)	39,914
Municipal securities	26,123	414	(198)	26,339
Other domestic debt securities	4,907	—	(2,633)	2,274

Securities available-for-sale	$285,103	$5,590	$(18,950)	$271,743

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency notes	$2,000	$20	$—	$2,020
U.S. government agency collateralized mortgage obligations	8,934	278	(5)	9,207
U.S. government agency mortgage-backed securities	129,060	3,197	(46)	132,211
Private label collateralized mortgage obligations	54,184	—	(15,493)	38,691
Municipal securities	17,327	220	(123)	17,424
Other domestic debt securities	4,941	—	(2,032)	2,909

Securities available-for-sale	$216,446	$3,715	$(17,699)	$202,462

The Company performs regular impairment analyses on the securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

Based upon the results of the other-than-temporary impairment analysis as of March 31, 2009, and as of December 31, 2008, management did not identify any securities to be other-than-temporarily impaired.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At March 31, 2009	At December 31, 2008
Commercial mortgage	$355,006	$302,016
Commercial loans and lines of credit	251,456	228,958
Construction and land development	121,346	133,054
Multifamily mortgage	75,052	51,607
Home mortgage	50,552	45,202
Home equity loans and lines of credit	38,147	22,568
Installment and credit card	6,164	5,016

Total loans	897,723	788,421
Allowance for loan losses	(11,275)	(8,048)

Loans, net	$886,448	$780,373

Loans held-for-sale	$31,309	$31,401

At March 31, 2009 and December 31, 2008, loans held-for-sale were $31.3 million and $31.4 million, respectively. Loans held-for-sale are carried at the lower of aggregate cost or market value. Loan sale gains or losses are recorded in noninterest income based on the difference between loan sale proceeds and carrying value. Loans held-for-sale at March 31, 2009 represent performing multifamily residential mortgage loans originated from January 2008 to December 2008 at interest rates which approximate market rates. In the first quarter of 2009, the Bank identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. The Bank accepted a bid from one of these buyers in March subject to completion of due diligence. This remaining prospective buyer aggregates loans and re-sells them to the Federal National Mortgage Association, or FNMA. Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and we have and continue to work with the prospective buyer and our borrowers to meet these new standards. The Bank can provide no assurance that that we will be able to meet these new documentation standards or that we will be able to complete the intended sale of loans. Should the Bank ultimately not be able to complete the sale, the Bank will attempt to identify other prospective buyers. Alternatively, the Bank may return these loans to our regular loan portfolio at the lower of cost or their fair value.

At March 31, 2009, loans with a balance of $434.9 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.6 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively.

Most of the Company’s lending activity is with customers located in the six Southern California counties where our branches are located. The Company has no significant credit exposure to any individual customer; however, the economic condition in Southern California could adversely affect customers. A significant portion of our loans are collateralized by real estate. Changes in the economic condition in Southern California could adversely affect the value of real estate.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Beginning balance	$8,048	$7,828
Provision for loan losses	5,069	450
Loans charged-off	(1,847)	(606)
Recoveries on loans previously charged-off	5	36

Ending balance	$11,275	$7,708

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At March 31, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$6,395	$2,644
Accruing loans past due 90 days or more	$65	$429
Nonaccrual loans	$8,380	$8,475
Foreclosed assets	$1,069	$327

There were $8.4 million and $5.7 million of nonaccrual loans at March 31, 2009 and March 31, 2008, respectively. Had these loans performed according to their original terms, additional interest income of approximately $154,000 and $117,000 would have been recognized in the three month periods ended March 31, 2009 and March 31, 2008, respectively.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $35.6 million for the three months ended March 31, 2009 and $2.9 million for the three months ended March 31, 2008. Impaired loans were $36.6 million at March 31, 2009 and $34.5 million at December 31, 2008. Reserves for individually impaired loans are computed in accordance with SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $36.6 million of impaired loans at March 31, 2009, $5.8 million had specific reserves of $0.1 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific reserves of $0.6 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at March 31, 2009 and $50.1 million at December 31, 2008. The $10.6 million increase in goodwill represents the goodwill recognized from the purchase of certain assets and the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1st Centennial Bank. No impairment loss was recognized for the periods ended March 31, 2009 and December 31, 2008.

Core deposit intangibles, net of accumulated amortization, were $9.7 million at March 31, 2009 and $5.2 million at December 31, 2008. The $4.7 million increase in core deposit intangibles represents the core deposit intangible recognized from the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1st Centennial Bank. Amortization expense for the three months ended March 31, 2009 and 2008 was $277,000 and $198,000, respectively.

Trade name intangible, net of accumulated amortization, was $3.2 million at March 31, 2009 and $3.3 million at December 31, 2008. Amortization expense for the three months ended March 31, 2009 and 2008 was $100,000 in each period.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share , or EPS, excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock.

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2009		2008
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic
Net income (loss) as reported	$(1,878)	$(1,878)	$2,189	$2,189
Less preferred stock dividend declared	(194)	(194)	—	—

Net income (loss) available to common shareholders	$(2,072)	$(2,072)	$2,189	$2,189

Weighted average common shares outstanding-Basic	11,528	11,528	11,485	11,485
Options	—	—	—	—
Restricted stock	—	—	—	—
Convertible preferred stock	—	—	273	—

Weighted average common shares outstanding-Diluted(1)	11,528	11,528	11,758	11,485

Earnings (loss) per common share	$(0.18)	$(0.18)	$0.19	$0.19

(1)	In accordance with SFAS No. 128 Earnings Per Share, due to the net loss for the three months ended March 31, 2009, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
(in thousands)	2009	2008
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$—	$(200)
Unrealized gain (loss) on securities available for sale	1,965	(612)
Reclassification adjustment for securities gains included in net income	(671)	—

Other comprehensive income (loss), before tax	1,294	(812)
Income tax benefit (expense) related to items of other comprehensive income	(203)	390

Other comprehensive income (loss)	1,091	(422)
Net income (loss)	(1,878)	2,189

Comprehensive income (loss)	$(787)	$1,767

NOTE 9 – FAIR VALUE MEASUREMENT

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the three months ended March 31, 2009.

	Fair value at March 31, 2009	Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2009, Using
(in thousands)		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$271,743	$—	$271,743	$—

Total assets measured at fair value	$271,743	$—	$271,743	$—

	Fair value at March 31, 2009	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2009, Using
(in thousands)		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$5,710	$—	$—	$5,710
Foreclosed assets	1,069	—	—	1,069

Total assets measured at fair value	$6,779	$—	$—	$6,779

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for securities are obtained from a third-party pricing service for identical or comparable assets. The market valuations include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair value.

Impaired loans – Impaired loans are measured and recorded at fair value on a nonrecurring basis. The impaired loans shown are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Foreclosed assets – Foreclosed assets are measured and recorded at fair value on a nonrecurring basis. The foreclosed assets shown are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The fair value of each asset’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains certain forward-looking statements about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

•	a slowdown in construction activity;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and other conflicts;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

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

        If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The forward-looking statements are made as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document, and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements. The following discussion and analysis should be read in conjunction with our quarterly unaudited interim consolidated financial statements, and notes thereto, contained in this report, which have been prepared in accordance with generally accepted accounting principles, and with our 2008 Form 10-K, which is incorporated herein by reference.

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank which provides traditional business and consumer banking products ranging from construction finance, entertainment finance and commercial real estate lending via 18 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which were formed to raise capital through the issuance of trust preferred securities.

At March 31, 2009, we had consolidated total assets of $1.5 billion, loans of $886.4 million, deposits of $1.1 billion and shareholders’ equity of $158.1 million. At December 31, 2008, we had consolidated total assets of $1.2 billion, loans of $780.4 million, deposits of $817.6 million and shareholders’ equity of $158.9 million. For the first quarter of 2009, we had a net loss of $1.9 million, compared to net income of $2.2 million for the first quarter of 2008.

Our 2009 first quarter net loss on a diluted per common share basis was $0.18. Our 2008 first quarter net income on a diluted per common share basis was $0.19.

Critical accounting policies

The discussion and analysis of our consolidated results of operations and financial condition are based upon our unaudited consolidated interim financial statements and our audited consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies and estimates.

Allowance for loan losses

The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when we believe that the collectability of principal is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. The allowance for loan losses was $11.3 million at March 31, 2009 and was $8.0 million at December 31, 2008.

Deferred income taxes

Deferred tax assets are recognized subject to our judgment that realization is more-likely-than-not. An estimate of income tax benefits that will not be realized in future years is required in determining the need for a valuation allowance for deferred tax assets. There were deferred tax assets of $3.6 million at March 31, 2009 and deferred tax assets of $2.6 million at December 31, 2008. There was no valuation allowance at either period end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the first quarter of 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective, the unrealized gains or losses on those instruments were reflected directly in current period earnings. During the first quarter of 2008, we also owned an interest rate floor, which was not designated in a hedging relationship. Accordingly, all changes in fair value of the floor were recognized directly in current period earnings. As of and subsequent to December 31, 2008, the Company no longer owns any derivative instruments.

Assessments of impairment

Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2008 the annual assessment resulted in the conclusion that goodwill was not impaired. At March 31, 2009, because of the net loss for the first quarter of 2009, an interim assessment was performed and resulted in the conclusion that goodwill was not impaired.

An impairment analysis is performed regularly on the securities available-for-sale portfolio in accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

Based upon the results of our other-than-temporary impairment analysis as of March 31, 2009, we did not identify any securities to be other-than-temporarily impaired. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of our impairment analysis process. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be an other-than-temporary impairment in future periods.

Recent Developments

FDIC-Assisted 1st Centennial Bank Transaction

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. Under the terms of the purchase and assumption agreement with the FDIC, the Bank also purchased from the FDIC approximately $164 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC was an all-cash transaction with an aggregate transaction value of $113.7 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. We have since fully integrated all six of the former 1st Centennial Bank branches into the Bank’s full-service branch network.

Emergency Economic Stabilization Act of 2008 (Troubled Asset Relief Program – Capital Purchase Program)

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program - Capital Purchase Program (the “CPP”), a program designed to bolster healthy institutions, like us, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Since our participation in the CPP, we were able to increase the average balance of our commercial and consumer loans by 20 percent from December 31, 2008 to May 31, 2009. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, we have complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which we would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. We will respond to such requests accordingly.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required clawback provision to our top 25 most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation.1 Under the new ARRA requirements, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements, and any other requirements applicable to CPP participants that may be subsequently adopted.

On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA. The regulations were published in the Federal Register on June 15, 2009 and set forth the following requirements:

•	Evaluation of employee compensation plans and potential to encourage excessive risk or manipulation of earnings;

•

Compensation committee discussion, evaluation and review of senior executive officer (“SEO”) compensation plans and other employee compensation plans to ensure that they do not encourage unnecessary and excessive risk;

•	Compensation committee discussion, evaluation and review of employee compensation plans to ensure that they do not encourage manipulation of reported earnings;

•	Compensation committee certification and disclosure requirements regarding evaluation of employee compensation plans;

•	“Clawback” of bonuses based on materially inaccurate financial statements or performance metrics;

•	Prohibition on golden parachute payments;

•	Limitation on bonus payments, retention awards and incentive compensation;

•	Disclosure regarding perquisites and compensation consultants; prohibition on gross-ups;

•	Luxury or excessive expenditures policy;

•	Shareholder advisory resolution on executive compensation;

•	Annual compliance certification by principal executive officer (“PEO”) and principal financial officer (“PFO”); and

•	Establishment of the Office of the Special Master for TARP Executive Compensation with authority to review certain payments and compensation structures.

In general, neither the requirements of EESA, as amended by ARRA, nor Treasury’s regulations promulgated thereunder apply retroactively prior to June 15, 2009, the date the regulations were published in the Federal Register. The regulations confirm that the bonus payment limitation does not apply to amounts accrued or paid prior to June 15, 2009, and the golden parachute prohibition applies only to payments due to departures on or after June 15, 2009. Many of the requirements apply only during the period during which an obligation arising from financial assistance under the TARP remains outstanding, disregarding unexercised warrants but, for companies that have already received financial assistance, no earlier than June 15, 2009. For companies that become TARP recipients following June 15, 2009, the requirements and restrictions generally become effective when the company receives TARP funds.

[1]

At our Annual Meeting of Stockholders held on May 27, 2009, all matters presented before the meeting were approved by the requisite vote, including a substantial majority of votes cast in favor of our executive compensation, as set forth in our ‘Say on Pay’ item.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective February 2009, the FDIC adopted a rule to uniformly increase 2009 FDIC deposit assessment rates by 7 to 9 cents for every $100 of domestic deposits. For banks in Risk Category I, the deposit assessment is now 12 to 16 cents for total qualified deposits compared to 5 to 7 cents in the prior two years. The FDIC has also proposed a special assessment of 5 cents on each institution’s assets minus Tier 1 capital as of June 30, 2009, to restore the deposit insurance fund reserves. Our special assessment is expected to be approximately $700,000. An additional 5 cent special assessment may be assessed by the FDIC before the end of 2009 if necessary to restore the deposit insurance fund. FDIC insurance premiums are expected to increase significantly in 2009 compared to prior years. Annual FDIC insurance expense was $682,000 in 2008 and $164,000 in 2007. With the proposed 5 basis point special assessment included, our 2009 FDIC insurance expense is estimated to be approximately $2.6 million.

In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program and has the ability to issue guaranteed debt under the program. Under the deposit insurance program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP.

Results of operations – for the three months ended March 31, 2009 and 2008

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

Our net interest income for the three months ended March 31, 2009 increased to $10.7 million from $10.3 million for the three months ended March 31, 2008. Our 2009 first quarter net interest margin (tax equivalent) was 3.60 percent, compared to 4.14 percent for the same quarter last year. The increase in our net interest income reflects the increase in our interest-earning assets from the FDIC-assisted 1st Centennial Bank transaction and from the growth in our lending activities. The decrease in our net interest margin reflects the decrease in rates earned on interest-earning assets, offset in part by the decrease in the rates paid for our interest-bearing funds.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2009 and 2008. Loans include loans held-for-sale and non-accrual loans where non-accrual interest is excluded.

	Three months ended March 31,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans	$874,413	$12,427	5.76%	$774,678	$13,823	7.14%
Securities	281,868	3,597	5.44%	227,288	3,070	5.40%
Federal funds sold	65,621	40	0.25%	1,307	12	3.67%
Deposits with banks	2,318	15	2.59%	78	—	nm

Total earning assets	1,224,220	$16,079	5.39%	1,003,351	$16,905	6.74%

Non-earning assets	152,837			123,017

Total average assets	$1,377,057			$1,126,368

	Three months ended March 31,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Interest bearing checking	$73,765	$46	0.25%	$57,772	$140	0.97%
Savings and money market	221,867	517	0.95%	220,897	1,338	2.42%
Certificates of deposit	471,225	2,804	2.41%	278,283	2,771	3.98%

Total interest bearing deposits	766,857	3,367	1.78%	556,952	4,249	3.05%

Borrowings	164,903	1,555	3.82%	196,809	1,954	3.97%
Junior subordinated debentures	26,707	487	7.30%	26,653	439	6.59%

Total borrowed funds	191,610	2,042	4.32%	223,462	2,393	4.28%

Total interest bearing funds	958,467	$5,409	2.29%	780,414	$6,642	3.40%

Noninterest checking	239,138			190,129
Other liabilities	19,287			15,329
Shareholders’ equity	160,165			140,496

Total liabilities and shareholder’s equity	$1,377,057			$1,126,368

Net interest income		$10,670			$10,263
Net interest margin (tax equivalent) [1]			3.60%			4.14%

[1]	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

	Three months ended March 31, 2009 to 2008 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(2,967)	$1,571	$(1,396)
Interest on securities	(21)	548	527
Interest on Federal funds sold	(554)	582	28
Interest on deposits with banks	—	15	15

Total interest income	(3,542)	2,716	(826)

Interest expense
Interest on deposits	(2,400)	1,518	(882)
Interest on borrowings	20	(371)	(351)

Total interest expense	(2,380)	1,147	(1,233)

Net interest income	$(1,162)	$1,569	$407

The provision for loan losses was $5.1 million for the three months ended March 31, 2009 compared with $0.5 million for the three months ended March 31, 2008. The increase in the provision and the related allowance for loan losses reflects our assessment of, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in local and regional economic and business conditions, the judgment of information available to the bank regulatory agencies at the conclusion of their examination process and the significant growth in loans arising from the FDIC-assisted 1st Centennial Bank transaction.

Our service charges, fees and other income for the three months ended March 31, 2009 increased to $1.2 million, up 41 percent from $0.9 million for the three months ended March 31, 2008. The increase in the amount of service charges on deposits and other income reflects the increase in our core deposit base and other business activities in the past year and the effect of the additional six branches from the FDIC-assisted 1st Centennial Bank transaction.

We estimate the effectiveness of derivative instruments (interest rate swaps) in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective in the first quarter of 2008. We recognize these unrealized gains and losses in noninterest income. For the first quarter of 2008, we recognized gains of $1.2 million from ineffective derivatives and non-hedged derivative instruments. We no longer own any derivative instruments.

During the first quarter of 2009, we did not sell any loans compared to loans sold of $0.3 million for a gain of $26,000 in the first quarter of 2008. In addition, we brokered loans for commissions of $9,000 for the 2009 first quarter compared with $28,000 for the 2008 first quarter. At the end of the 2009 first quarter, multi-family loans held for sale were $31.3 million. We had $23.9 million of loans held for sale at the end of the first quarter of 2008.

Our noninterest expense for the three months ended March 31, 2009 was $10.8 million compared with $8.4 million for the three months ended March 31, 2008. The increase primarily reflects the growth in number of offices and number of employees in the past year and approximately $0.5 million of integration-related transition expenses related to the FDIC-assisted 1st Centennial Bank transaction. The number of offices has grown from 12 in the first quarter of 2008 to 18 offices in the first quarter of 2009. Our number of employees has grown by approximately 30 percent since the first quarter of 2008.

Our efficiency ratio was 87% for the first quarter of 2009 compared with 65% for the first quarter of 2008. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The 2009 efficiency ratio of 87% reflects the impact of our integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction and the negative impact to revenues due to a larger percentage of our interest-earning assets held in low-yielding Federal Funds sold in the first quarter of 2009.

Financial position – March 31, 2009 compared with December 31, 2008

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the six Southern California counties where our branches are located. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans, comprise a smaller portion of the loan portfolio.

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

We manage credit risk through Board approved policies and procedures. These policies are reviewed and approved at least annually by the Directors. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Director’s Loan Committee. The Director’s Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Loans, excluding loans held-for-sale, increased 14 percent to $897.7 million at March 31, 2009 from $788.4 million at December 31, 2008. Loan growth was primarily the result of $100 million of loans we acquired in connection with the FDIC-assisted 1st Centennial Bank transaction.

(in thousands)	At March 31, 2009	At December 31, 2008
Commercial mortgage	$355,006	$302,016
Commercial loans and lines of credit	251,456	228,958
Construction and land development	121,346	133,054
Multifamily mortgage	75,052	51,607
Home mortgage	50,552	45,202
Home equity loans and lines of credit	38,147	22,568
Installment and credit card	6,164	5,016

Total loans	897,723	788,421
Allowance for loan losses	(11,275)	(8,048)

Loans, net	$886,448	$780,373

Loans held-for-sale	$31,309	$31,401

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

Loans held-for-sale represent performing multifamily residential loans originated from January 2008 to December 2008 at interest rates which approximate market rates. In the first quarter of 2009, we identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. We accepted a bid from one of these buyers in March subject to completion of due diligence. This prospective buyer aggregates loans and re-sells them to FNMA. Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and we have and continue to work with the prospective buyer and our borrowers to meet these new standards. We can provide no assurance that that we will be able to meet these new documentation standards or that we will be able to complete the intended sale of loans. Should we ultimately not be able to complete the sale, we will attempt to identify other prospective buyers. Alternatively, we may return these loans to our regular loan portfolio at the lower of cost or their fair value.

Commercial mortgage loans, the largest segment of our portfolio, were 40 percent of total loans at March 31, 2009 compared with 38 percent at December 31, 2008. We had approximately 378 commercial mortgage loans with an average balance of $942,000 at March 31, 2009 compared to approximately 323 commercial mortgage loans with an average balance of $938,000 at December 31, 2008. Commercial mortgage loans are collateralized by many different commercial property types. Our top three categories have been office, industrial, and retail, representing approximately 80 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At March 31, 2009	At December 31, 2008
Southern California
Los Angeles	$165,991	$154,669
Orange	31,380	31,808
Riverside	24,664	8,549
San Bernardino	18,744	9,834
San Diego	22,040	2,966
Santa Barbara	235	236
Ventura	85,425	87,770

Total Southern California	348,479	295,832

Northern California
Alameda	349	342
Contra Costa	427	434
Fresno	2,503	2,512
Imperial	380	—
Kern	1,097	1,115
Madera	557	561
Placer	632	635
Solano	283	285
Tulare	299	300

Total Northern California	6,527	6,184

Total commercial mortgage	$355,006	$302,016

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At March 31, 2009	At December 31, 2008
Industrial/warehouse	$83,925	$60,171
Office	69,727	59,183
Retail	68,475	57,799
Hotel	14,478	14,522
Medical	14,232	15,174
Assisted living	12,956	11,478
Restaurant	11,975	11,636
Mixed use	11,832	9,334
Self storage	10,170	10,081
All other	57,236	52,638

Total commercial loans	$355,006	$302,016

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

Commercial loans represent the next largest category of loans and were 28 percent of total loans at March 31, 2009, down from 29 percent at December 31, 2008. We had approximately 924 commercial loans with an average balance of $272,000 at March 31, 2009 compared to approximately 796 commercial loans with an average balance of $288,000 at December 31, 2008. Commercial loans are made for the purpose of providing working capital, equipment purchases and business expansion. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. The commercial loan portfolio is made up of broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At March 31, 2009	At December 31, 2008
Services	$73,233	$56,298
Real Estate	59,380	54,200
Information	56,573	55,510
Trade	26,109	24,865
Manufacturing	15,468	10,620
Healthcare	12,076	13,731
Transportation and Warehouse	8,346	8,796
Other	271	4,938

Total commercial loans	$251,456	$228,958

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

Construction and land loans represent 14 percent of total loans at March 31, 2009 down from 17 percent at December 31, 2008. At March 31, 2009, we had 43 projects with an average commitment of $3,501,000 compared with 49 projects with an average commitment of $3,442,000 at December 31, 2008. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At March 31, 2009, 24 percent of these loans, or $29.7 million, represent single-family residential construction projects, 19 percent, or $22.7 million, were multi-family residential construction projects, 41 percent, or $50.3 million, were commercial projects and 16 percent, or $18.6 million, were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the Federal Institutions Reform Recovery and Enforcement Act (“FIRREA”) conforming appraised value. For residential projects, the maximum loan-to-value is 80 percent. In practice, we generally do not exceed 70 percent loan-to-value. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our construction and land loans by county.

Construction loans by county (in thousands)	At March 31, 2009		At December 31, 2008
	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$67,575	$54,686	$91,254	$66,390
Orange	3,936	3,861	8,550	3,650
Riverside	2,990	2,917	2,984	2,958
San Bernardino	414	414	414	417
San Diego	—	—	736	738
Santa Barbara	8,611	8,610	8,611	8,611
Ventura	67,028	50,858	56,101	50,290

Total construction	$150,554	$121,346	$168,650	$133,054

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

Multifamily residential mortgage loans were 8 percent of total loans at March 31, 2009 up from 7 percent at December 31, 2008. We had approximately 85 multifamily loans with an average balance of $877,000 at March 31, 2009 compared to approximately 68 multifamily loans with an average balance of $755,000 at December 31, 2008. Multifamily mortgage loans are collateralized by apartments mostly located in our six-county market area. Multifamily mortgage loans are underwritten in a fashion similar to commercial mortgage loans previously described. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2009	At December 31, 2008
Southern California
Los Angeles	$34,176	$15,574
Orange	17,695	17,774
San Bernardino	3,136	3,925
San Diego	3,007	3,016
Ventura	6,861	3,842

Total Southern California	64,875	44,131

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2009	At December 31, 2008
Northern California
Alameda	802	806
Calaveras	1,383	1,387
Fresno	254	256
Kern	2,728	—
Merced	679	681
Monterey	388	388
Mono	234	235
San Francisco	1,359	1,363
San Luis Obispo	503	504
Santa Clara	707	711
Santa Cruz	1,140	1,145

Total Northern California	10,177	7,476

Total multifamily mortgage	$75,052	$51,607

The table below illustrates the distribution of our loan portfolio by loan size at March 31, 2009. All loans are distributed by loan balance outstanding except construction loans, which are distributed by loan commitment. At March 31, 2009, nearly one- third of our loans were less than $1 million and 77 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	March 31, 2009
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $22,000,000
Commercial mortgage	12%	15%	37%	14%	15%	7%
Commercial loans and lines of credit	26%	10%	30%	17%	9%	8%
Construction and land development	2%	4%	10%	24%	38%	22%
Multifamily mortgage	11%	32%	45%	0%	12%	0%
Home mortgage	29%	26%	25%	7%	13%	0%
Home equity loans and lines of credit	30%	21%	20%	29%	0%	0%
Installment and credit card	87%	13%	0%	0%	0%	0%

Totals	16%	15%	31%	15%	15%	8%

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

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, our quarterly loan loss provisions have not been significant.

Total past due loans and nonaccrual loans increased to $14.8 million at March 31, 2009 from $11.6 million at December 31, 2008. Net loan charge-offs for the first quarter of 2009 were $1.8 million compared with $0.6 million for the first quarter of 2008 and $0.9 million for the year ended December 31, 2008. Foreclosed property was $1.1 million at March 31, 2009 compared with $0.3 million at December 31, 2008.

We anticipate nonaccrual loans and loans past due 90 days and accruing to reach $28 million at the end of the second quarter compared with $8 million at March 31, 2009; we also anticipate that foreclosed property will increase to $6.8 million at the end of the second quarter compared with $1.1 million at March 31, 2009.

Our assessment of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in local and regional economic and business conditions, the judgment of information available to the bank regulatory agencies at the conclusion of their examination process and the significant growth in loans arising from the FDIC-assisted 1st Centennial Bank transaction. As a result, the allowance for loan losses was increased to $11.3 million at March 31, 2009 from $8.0 million at December 31, 2008. The provision for loan losses was $5.1 million for the first quarter of 2009 and the provision for loan losses for the second quarter of 2009 is expected to be $1.0 million. Net loan charge-offs were $1.8 million for the first quarter of 2009 and net loan charge-offs for the second quarter of 2009 are expected to be $0.5 million. Net loan charge-offs for the first quarter of 2009 were comprised of $0.9 million of residential 1-4 mortgages, $0.5 million of residential 1-4 construction loans, $0.3 million of commercial loans and $0.1 million of consumer loans. Due to the current economic climate, we anticipate delinquency trends, nonaccrual loan levels and net loan charge-offs to be higher than our historical experience. As such, we anticipate our provision for loan losses will continue to be higher than our historical experience.

The ratio of the allowance for loan losses to loans was 1.26 percent at March 31, 2009 compared with 1.02 percent at December 31, 2008. While we believe that our allowance for loan losses was adequate at March 31, 2009 and December 31, 2008, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Beginning balance	$8,048	$7,828
Provision for loan losses	5,069	450
Loans charged-off	(1,847)	(606)
Recoveries on loans charged-off	5	36

Ending balance	$11,275	$7,708

Allowance to loans	1.26%	1.02%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At March 31, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$6,395	$2,644
Accruing loans past due 90 days or more	$65	$429
Nonaccrual loans	$8,380	$8,475
Foreclosed assets	$1,069	$327

At March 31, 2009 the largest nonaccrual loan was a $5.7 million matured land loan which was in the process of foreclosure. Subsequent to March 31, 2009, we completed our foreclosure. As a result, in future periods, this loan will no longer be classified as a nonaccrual loan, but rather it will be classified as foreclosed property. This foreclosed property is actively being marketed for sale and will be carried at the lesser of its net realizable value or the loan’s carrying value, which presently is the loan’s carrying value. Subsequent declines in fair value, if any, will be charged to earnings. The other ten nonaccrual loans are all under $1 million individually and consist of five single family residential mortgages, one land loan, one construction loan, two commercial mortgage loans and one SBA loan.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended March 31,
	2009		2008
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	7	$8,475	1	$5,720
New loans added	5	1,331	—	—
Advances on existing loans	—	136	—	—
Loans transferred to other real estate owned	(1)	(773)	—	—
Charge offs on existing loans	—	(783)	—	—
Payments on existing loans	—	(6)	—	—

Ending balance	11	$8,380	1	$5,720

Foreclosed property at March 31, 2009 consists of a $0.8 million multifamily property, a $0.2 million retail property and $0.1 million in personal property.

The allowance for losses on undisbursed commitments was $102,000 at March 31, 2009, and December 31, 2008, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	March 31, 2009		December 31, 2008
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$3,486	40%	$2,309	38%
Multifamily mortgage	812	8%	389	7%
Commercial loans	3,046	28%	2,328	29%
Construction loans	2,893	13%	1,986	17%
Home equity loans	391	4%	172	3%
Home mortgage	498	6%	334	6%
Installment and credit card	54	1%	40	—

Subtotal	11,180	100%	7,558	100%
Unallocated	95		490

Total	$11,275	100%	$8,048	100%

Unallocated amounts represent qualitative considerations which are not attributable to any one loan category. The allocation presented above should not be interpreted as an indication that charges to the allowance will be incurred in these amounts or proportions. The amounts attributed to each loan category are based on the analysis described above.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $35.6 million for the three months ended March 31, 2009 and $2.9 million for the three months ended March 31, 2008. Impaired loans were $36.6 million at March 31, 2009 and $34.5 million at December 31, 2008. Allowances for losses for individually impaired loans are computed in accordance with SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $36.6 million of impaired loans at March 31, 2009, $5.8 million had specific allowances of $0.1 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

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

Our primary source of funds continues to be core deposits (representing checking, savings and small balance certificates of deposit). At March 31, 2009, core deposits totaled $831.5 million. At December 31, 2008, core deposits totaled $602.1 million. The increase is a result of the core deposits acquired in connection with the FDIC-assisted 1st Centennial Bank transaction. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at March 31, 2009 and December 31, 2008 were $434.6 million and $382.5 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $31.0 million. The lines of credit support short-term liquidity needs and cannot be used for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2009 or December 31, 2008. We also have a $10.3 million secured borrowing facility with the Federal Reserve Bank of San Francisco which had no balance outstanding at March 31, 2009 or December 31, 2008. In addition, we had approximately $126.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at March 31, 2009.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Banks’ earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as the Bank, are regulated by the California Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2009, we received no dividends from the Bank . The amount of dividends available for payment by the Bank to the Company at March 31, 2009 without prior approval from bank regulators was $14.9 million. The Company has $14.2 million in cash on deposit with the Bank.

Junior subordinated debentures were $26.7 million at March 31, 2009, the same as at December 31, 2008.

Securities

Securities are classified as ‘available-for-sale’ for accounting purposes and, as such, are recorded at their fair, or market, values in the balance sheets. Fair values are based on quoted market prices. Changes in the fair value of securities (that is, unrealized holding gains or losses) are reported as ‘other comprehensive income or loss,’ net of tax and carried as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, increased by $68.6 million, or 32 percent, from $216.4 million at December 31, 2008 to $285.1 million at March 31, 2009. The increase is primarily due to the securities acquired in connection with the FDIC-assisted 1st Centennial Bank transaction.

Net unrealized holding losses were $13.4 million at March 31, 2009 and were $14.0 million at December 31, 2008, net of tax. As a percentage of securities, at amortized cost, unrealized holding losses were 4.69 percent and 6.46 percent at the end of each respective period. Securities are comprised largely of U.S. government agency obligations, mortgage-backed securities and California municipal general obligation bonds. We perform regular analyses on the securities available-for-sale portfolio to determine if any securities are other-than-temporarily impaired. If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss. Other-than-temporary declines in value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the credit agency rating of the security, the long-term financial outlook of the issuer and our ability and intent on holding the securities until the fair values recover.

The majority of unrealized losses at March 31, 2009 were related to a type of mortgage-backed security also known as private label collateralized mortgage obligations, or CMOs. As of March 31, 2009, the fair value of these securities were $39.9 million, representing 14 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $16.1 million, or 29 percent of the aggregate cost basis of these securities as of March 31, 2009. These unrealized losses are caused by a severe disruption in the market for these securities and historically wide market spreads resulting from instability in the residential real estate and credit markets. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ investment grade status as of March 31, 2009, except for four. With the exception of one security, described below, the issuers of these securities have not, to our knowledge, established any cause for default on these securities and the performance of the underlying collateral is within expected parameters. One CMO with an amortized cost basis of $7.9 million has an unrealized loss of $3.2 million as of March 31, 2009. This security is now rated triple-C by one rating agency as of March 31, 2009. The current delinquency and default rates of the collateral for this security are above original expectations at the time of purchase. We performed a discounted cash flow analysis using the historical prepayment speed of this security, the cumulative default rate over the last 12 months and the loss severity rate over the last 12 months to determine if there was other-than-temporary impairment of this security as of March 31, 2009. This discounted cash flow analysis resulted in no shortfall of contractual cash flows to the tranche of this security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not deem this security to be other-than-temporarily impaired at March 31, 2009.

We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.9 million and an unrealized loss of $2.6 million at March 31, 2009. This unrealized loss is primarily caused by a severe disruption in the market for these securities. One credit rating agency has now rated the security single-A while another has rated the security triple-B. The senior tranche owned by the Bank is supported by a significant collateral margin at March 31, 2009. There is minimal default experience within this security and there is no evidence of a shortage of contractual cash flows to the tranche of the security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not deem this security to be other-than-temporarily impaired at March 31, 2009.

The remainder of our securities portfolio consists mainly of government agency mortgage-backed securities and various municipal securities. A few of these securities have been in a continuous unrealized loss position for twelve months or longer as of March 31, 2009. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ long-term investment grade status of triple-B or better at March 31, 2009. The unrealized losses for these securities are not material as the largest individual unrealized loss is $52,600 and the aggregate gross unrealized losses for these securities total $200,000 at March 31, 2009. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase date as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities for a sufficient amount of time, during which their fair values may recover to cost or the securities may mature. As such, we do not deem these securities to be other-than-temporarily impaired at March 31, 2009.

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

Deposits

Deposits represent our primary source of funds for funding our lending activities. The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Three months ended March 31,
	2009		2008
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$239,138		$190,129
Interest checking	73,765	0.25%	57,772	0.97%
Savings and money market accounts	221,867	0.95%	220,897	2.42%
Time deposits less than $100,000	268,378	2.52%	75,680	4.55%

Total core deposits	803,148	0.99%	544,478	2.06%

Average noncore deposits
Time deposits of $100,000 or more	202,847	2.33%	202,603	3.32%

Total average core and noncore deposits	$1,005,995	1.42%	$747,081	2.27%

The significant increase in deposits from the prior period is primarily due to the acquisition of $270 million of non-brokered insured deposits in connection with the FDIC-assisted 1st Centennial Bank transaction. Interest paid on deposits decreased in 2009 compared to 2008 reflecting the significant decreases in market interest rates during the period.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $272.1 million at March 31, 2009. Large balance certificates of deposit were $215.5 million at December 31, 2008. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $63 billion of investments of which approximately $8 billion represent time deposits placed at various financial institutions. At March 31, 2009, and December 31, 2008, State of California time deposits placed with us, with original maturities of three months, were $110.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy. The remainder represents time deposits accepted from customers in our market area.

We use brokered time deposits, which are classified as time deposits less than $100,000, to supplement our liquidity and achieve other asset liability management objectives (see the discussion under Net Interest Income). Brokered deposits are wholesale time deposits placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At March 31, 2009, we had total brokered deposits of $91.3 million of which $81.5 million had maturities within 12 months. At December 31, 2008, we had total brokered deposits of $115 million of which $95.7 million had maturities within 12 months.

At March 31, 2009, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$150,027
Over three months to twelve months	91,548
Over twelve months	30,520

$272,095

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At March 31, 2009, we had $162.5 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $117.5 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$117,500	3.81%	$122,000	3.88%
Maximum amount outstanding at any month-end during the period	$122,000	3.88%	$196,463	3.29%
Average amount outstanding during the period	$119,903	3.87%	$148,748	3.75%

The following table presents the maturities of FHLB term advances:

	At March 31, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$19,000	2009	3.77%	$28,500	2009	3.72%
	42,000	2010	3.70%	40,000	2010	3.82%
	13,000	2011	3.21%	11,000	2011	3.42%
	18,500	2012	4.03%	17,500	2012	4.12%
	17,500	2014	4.24%	17,500	2014	4.24%
	7,500	2017	4.07%	7,500	2017	4.07%

	$117,500			$122,000

The following table presents maturities of securities sold under agreements to repurchase:

	At March 31, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Capital resources

The following table presents, at the dates indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for the period.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2009
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$133,253	12.73%	$83,744	≥	8.00%
First California Bank	120,822	11.56%	83,644	≥	8.00%	104,555	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	121,877	11.64%	41,872	≥	4.00%
First California Bank	109,446	10.47%	41,822	≥	4.00%	62,733	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	121,877	9.29%	52,496	≥	4.00%
First California Bank	109,446	8.36%	52,383	≥	4.00%	65,479	≥	5.00%

December 31, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$147,680	16.62%	$71,102	≥	8.00%
First California Bank	109,022	12.27%	71,110	≥	8.00%	88,888	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	139,530	15.70%	35,551	≥	4.00%
First California Bank	100,873	11.35%	35,555	≥	4.00%	53,333	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	139,530	12.77%	43,699	≥	4.00%
First California Bank	100,873	9.26%	43,568	≥	4.00%	54,460	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of our customers, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in our consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines.

The following summarizes our outstanding commitments at March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	Dec. 31, 2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$175,592	$152,877
Commercial and standby letters of credit	783	444

	$176,375	$153,321

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon an extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

As of March 31, 2009 and December 31, 2008, we maintained an allowance for losses on undisbursed commitments of $102,000. The allowance is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 0.1% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.0% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 1.9% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board.

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

Please see the section above titled “Interest Rate Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure above under “Cautionary Statement” in Item 2 regarding such forward-looking information.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are deemed to be ineffective pursuant to the definition of the term “disclosure controls and procedures” set forth in Rule 13a-15(e) due to the late filing of this Form 10-Q. The filing was delayed as a result of the regulatory examination that was in process during May and June 2009 which required the Company to take additional time to evaluate its allowance for loan losses and the carrying value of certain assets. Accordingly, the Company did not submit this Form 10-Q within the time period specified in the Securities and Exchange Commission’s rules.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2009 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009.

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

First California Financial Group, Inc.

Date: June 30, 2009	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)