Form 10-Q
period 2009-06-30
First California Financial Group, Inc.
filed 2009-08-14
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,633,289 shares of Common Stock, $0.01 par value, as of July 29, 2009

FIRST CALIFORNIA FINANCIAL GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Cash and due from banks	$37,535	$13,712
Federal funds sold	96,430	35,415
Securities available-for-sale, at fair value	245,858	202,462
Loans held-for-sale	—	31,401
Loans, net	928,254	780,373
Premises and equipment, net	20,994	20,693
Goodwill	60,720	50,098
Other intangibles, net	12,414	8,452
Deferred tax assets, net	3,008	2,572
Cash surrender value of life insurance	11,571	11,355
Foreclosed property	6,828	327
Accrued interest receivable and other assets	24,844	21,185

Total assets	$1,448,456	$1,178,045

Non-interest checking	$292,608	$189,011
Interest checking	74,064	22,577
Money market and savings	269,232	198,606
Certificates of deposit, under $100,000	171,152	191,888
Certificates of deposit, $100,000 and over	289,623	215,513

Total deposits	1,096,679	817,595
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	111,250	122,000
Junior subordinated debentures	26,727	26,701
Accrued interest payable and other liabilities	9,684	7,826

Total liabilities	1,289,340	1,019,122

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	22,942	22,713
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,977,949 shares issued at June 30, 2009 and 11,807,624 shares issued at December 31, 2008; 11,633,289 and 11,462,964 shares outstanding at June 30, 2009 and December 31, 2008	118	118
Additional paid-in capital	136,141	135,603
Treasury stock, 344,660 shares at cost at June 30, 2009 and December 31, 2008	(3,050)	(3,050)
Retained earnings	9,162	11,559
Accumulated other comprehensive loss	(7,197)	(9,020)

Total shareholders’ equity	159,116	158,923

Total liabilities and shareholders’ equity	$1,448,456	$1,178,045

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Interest and fees on loans	$13,386	$12,894	$25,813	$26,717
Interest on securities	3,431	2,887	7,028	5,957
Interest on federal funds sold and interest bearing deposits	235	2	290	14

Total interest income	17,052	15,783	33,131	32,688

Interest on deposits	3,214	3,166	6,581	7,415
Interest on borrowings	1,502	1,844	3,057	3,798
Interest on junior subordinated debentures	439	438	926	877

Total interest expense	5,155	5,448	10,564	12,090

Net interest income before provision for loan losses	11,897	10,335	22,567	20,598
Provision for loan losses	1,110	200	6,179	650

Net interest income after provision for loan losses	10,787	10,135	16,388	19,948

Service charges on deposit accounts	1,038	639	2,088	1,156
Loan sales and commissions	44	185	53	239
Net gain on sale of securities	2,000	—	2,671	—
Net gain (loss) on derivatives	—	(367)	—	858
Impairment loss on securities	(565)	—	(565)	—
Other income	222	357	407	719

Total noninterest income	2,739	814	4,654	2,972

Salaries and employee benefits	5,363	4,780	11,021	9,347
Premises and equipment	1,780	1,077	3,313	2,205
Data processing	479	328	950	715
Legal, audit and other professional services	597	500	1,217	857
Printing, stationery and supplies	211	181	403	332
Telephone	264	198	527	337
Directors’ expense	141	115	256	211
Advertising, marketing and business development	443	347	899	653
Postage	96	53	151	115
Insurance and regulatory assessments	1,346	270	1,655	568
Loss on and expense of foreclosed property	249	—	249	—
Amortization of intangible assets	417	298	793	595
Market loss on loans held-for-sale	709	—	709	—
Other expenses	781	703	1,510	1,290

Total noninterest expense	12,876	8,850	23,653	17,225

Income (loss) before provision for income taxes	650	2,099	(2,611)	5,695
Provision (benefit) for income taxes	433	815	(950)	2,222

Net income (loss)	$217	$1,284	$(1,661)	$3,473

Earnings (loss) per common share:
Basic	$(0.01)	$0.11	$(0.19)	$0.30
Diluted	$(0.01)	$0.11	$(0.19)	$0.30

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Net income (loss)	$(1,661)	$3,473
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	6,179	650
Stock-based compensation costs	531	174
Gain on sales of securities and loans	(2,671)	(107)
Gain on settlement of derivatives	—	(858)
Loss on sale of foreclosed property	15	—
Market loss on loans held-for-sale	709	—
Impairment loss on securities	565	—
Amortization (accretion) of net premiums (discounts) on securities available-for-sale	244	(207)
Depreciation and amortization of premises and equipment	883	714
Amortization of core deposit and trade name intangibles	793	595
FHLB stock dividends	—	(178)
Origination of loans held-for-sale	—	(11,046)
Proceeds from sale of, and payments received from, loans held-for-sale	181	22,607
Increase in cash surrender value of life insurance	(216)	(209)
Increase in deferred tax assets	(436)	—
Increase in accrued interest receivable and other assets, net of effects from acquisition	(2,968)	(7,116)
Increase (decrease) in accrued interest payable and other liabilities, net of effects from acquisition	1,456	(4,335)

Net cash provided in operating activities	3,604	4,157

Purchases of securities available-for-sale, net of effects from acquisition	(51,775)	(20,880)
Proceeds from repayment and maturities of securities available-for-sale	30,021	31,488
Proceeds from sales of securities available-for-sale	71,094	—
Purchases of Federal Home Loan Bank and other stock	(49)	(4,152)
Net change in federal funds sold, net of effects from acquisition	52,075	(45)
Loan originations and principal collections, net of effects of acquisition	(28,868)	(27,950)
Purchases of premises and equipment, net of effects of acquisition	(787)	(2,909)
Proceeds from sale of foreclosed property	251	86
Net cash paid in acquisition	(48,790)	—

Net cash provided (used) in investing activities	23,172	(24,362)

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	9,350	(9,812)
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	(1,080)	2,845
Net increase (decrease) in FHLB advances and other borrowings	(10,724)	27,989
Dividends paid on preferred stock	(507)	—
Purchases of treasury stock	—	(404)
Proceeds from exercise of stock options	8	55

Net cash (used) provided by financing activities	(2,953)	20,673

Change in cash and due from banks	23,823	468
Cash and due from banks, beginning of period	13,712	17,413

Cash and due from banks, end of period	$37,535	$17,881

Supplemental cash flow information:
Cash paid for interest	$10,620	$9,821
Cash paid for income taxes	$1,666	$6,188
Supplemental disclosure of noncash items:
Net change in unrealized (loss) gain on securities available-for-sale	$4,559	$(3,636)
Net change in unrealized loss on cash flow hedges	$—	$(95)
Transfer of loans to foreclosed property	$6,767	$—
Transfer of loans held-for-sale to loans	$31,221	$—

See accompanying notes to consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc., or First California, or the Company, is a bank holding company incorporated under the laws of the State of Delaware and headquartered in Westlake Village, California. The principal asset of the Company is the capital stock of First California Bank, or the Bank. The Bank is a full-service commercial bank headquartered in Westlake Village, California, chartered under the laws of the State of California and subject to supervision by the California Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation, or the FDIC. The FDIC insures the Bank’s deposits up to the maximum legal limit.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million from the FDIC. The Bank also purchased from the FDIC approximately $178 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC, or the FDIC-assisted 1st Centennial Bank transaction, was an all-cash transaction with an aggregate transaction value of $113.7 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. All six of the former 1st Centennial Bank branches have been fully integrated into the Bank’s full-service branch network.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura counties through 17 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include however the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the six months ended June 30, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the transaction. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were available to be issued.

Reclassifications – Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the assessments for impairment related to goodwill and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $12.0 million at June 30, 2009 and $8.0 million at December 31, 2008.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at June 30, 2009 or December 31, 2008. There were net deferred tax assets of $3.0 million at June 30, 2009 and $2.6 million at December 31, 2008.

Derivative instruments and hedging – The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During the first quarter of 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective the unrealized gains or losses on those instruments were reflected directly in current period earnings. During the first quarter of 2008, the Company also owned an interest rate floor, which was not designated in a hedging relationship. Accordingly, all changes in fair value of the floor were recognized directly in current period earnings. The Company no longer owns any derivative instruments in 2009.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2008, the annual assessment resulted in the conclusion that goodwill was not impaired. At June 30, 2009, because of the net loss for the first six months of 2009, an interim assessment was performed and resulted in the conclusion that goodwill was not impaired.

An impairment assessment is performed regularly on the securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. In the second quarter of 2009, the securities impairment assessment was also performed in accordance with FSP’s FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments and FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and the Company’s ability and intent on holding the securities until the fair values recover. The Company concluded that there was one security with an other-than-temporary impairment of $565,000 at June 30, 2009. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

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

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction was not orderly. The provisions of FSP 157-4 are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods. The adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s financial position or results of operations and only resulted in increased financial statement disclosures.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. However, it does change the presentation of other-than-temporary impairments in the financial statements. Under this FSP, only credit-related losses will be realized through the income statement. Interest rate and market-related losses will be recorded in other comprehensive income on the balance sheet and will not affect the cost basis of the security. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The adoption of the provisions of FSP FAS 115-2 and 124-2 did not have a material effect on the Company’s results of operations, financial condition, or cash flows because the Company had not previously incurred any other-than-temporary impairment charges. The adoption of FSP FAS 115-2 and FAS 124-2 also increased financial statement disclosures.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the Transaction Date.

(Dollars in thousands)
Assets Acquired:
Federal Funds sold	$113,090
Securities	88,969
Loans	101,217
Goodwill	10,606
Core deposit intangible	4,755
Other assets	1,365

Total assets acquired	320,002

Liabilities Assumed:
Deposits	269,688
Other liabilities	1,524

Total liabilities assumed	271,212

Total cash consideration paid to FDIC	$48,790

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. All of the resulting goodwill is expected to be deductible for tax purposes.

The following information presents the pro forma results of operations for the six months ended June 30, 2009, as though the transaction had occurred on January 1, 2009. The pro forma data was derived by combining the historical consolidated financial information of First California and the results of operations from the assets purchased and liabilities assumed from the FDIC using the acquisition method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the transaction actually occurred on January 1, 2009 or the results that may be achieved in the future.

(in thousands, except per share data)	Pro forma Six months ended June 30, 2009
Net interest income	$23,173
Noninterest income	4,741
Noninterest expense	23,875
Provision for loan losses	6,179

Income (loss) before provision for income taxes	(2,140)
Income tax benefit	779

Net income (loss)	$(1,361)

Pro forma income (loss) per common share:
Basic	$(0.16)
Diluted	$(0.16)
Pro forma weighted average shares:
Basic	11,528
Diluted	11,528

The amount of net revenue from the assets acquired and liabilities assumed since the Transaction Date included in the consolidated statement of operations is $4.3 million. The income included in the consolidated statement of operations from the assets acquired and liabilities assumed since the Transaction Date is $649,000.

The assets purchased and liabilities assumed were comprised mainly of specific securities, loans and deposit accounts. It is impractical to present comparative pro forma results as if the acquisition occurred at the beginning of the period ended June 30, 2008 as the balances and rates of the individual assets and liabilities is in some cases not applicable (did not exist in prior period) or the individual account balance and/or rate during the prior period is not known.

Per the terms of the purchase and assumption agreement, the Bank was given the exclusive option to purchase 1st Centennial Bank loans at par from the FDIC during the 30-day period subsequent to the Transaction Date. The Bank purchased $101 million of loans at par from the FDIC under this option and recorded these loans at fair value, which materially approximates the amortized cost of the loans, given that the loans are currently performing in accordance with the loan contracts at interest rates that approximate market rates.

The following table presents the composition of the 1st Centennial loans purchased from the FDIC:

Commercial mortgage	$42.9
Commercial loans and lines	40.9
Residential 1-4 mortgages	10.0
Multifamily mortgages	4.9
Construction	2.0
Home equity & consumer	0.5

Total	$101.2

In June 2009, the Bank exercised its option to purchase approximately $400,000 of furniture, fixtures and equipment related to the six branch locations at fair value from the FDIC. The Bank also negotiated and executed new leases approximating current market rents for the six branch locations. Other settlements are still pending with the FDIC, and once settled, may result in adjustments to the above amounts, including goodwill.

NOTE 4 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$600	$—	$—	$600
U.S. government agency notes	2,105	—	(13)	2,092
U.S. government agency collateralized mortgage obligations	95,003	644	(117)	95,530
U.S. government agency mortgage-backed securities	77,870	2,232	(28)	80,074
Private label collateralized mortgage obligations	51,780	46	(12,245)	39,581
Municipal securities	25,689	455	(189)	25,955
Other domestic debt securities	4,907	—	(2,881)	2,026

Securities available-for-sale	$257,954	$3,377	$(15,473)	$245,858

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency notes	$2,000	$20	$—	$2,020
U.S. government agency collateralized mortgage obligations	8,934	278	(5)	9,207
U.S. government agency mortgage-backed securities	129,060	3,197	(46)	132,211
Private label collateralized mortgage obligations	54,184	—	(15,493)	38,691
Municipal securities	17,327	220	(123)	17,424
Other domestic debt securities	4,941	—	(2,032)	2,909

Securities available-for-sale	$216,446	$3,715	$(17,699)	$202,462

The Company performs regular impairment analyses on the securities available-for-sale portfolio in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. In the second quarter of 2009, the securities impairment assessment was also performed in accordance with FSP’s FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments and FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss if it is credit related. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008. This table excludes the one security with an other-than-temporary impairment at June 30, 2009.

	At June 30, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency notes	$2,105	$(13)	$—	$—	$2,105	$(13)
U.S. government agency mortgage-backed securities	2,440	(28)	—	—	2,440	(28)
U.S. government agency collateralized mortgage obligations	24,488	(117)	—	—	24,488	(117)
Private-label collateralized mortgage obligations	5,414	(214)	38,582	(9,311)	43,996	(9,525)
Municipal securities	8,933	(165)	406	(24)	9,339	(189)
Other domestic debt securities	—	—	4,907	(2,881)	4,907	(2,881)

	$43,380	$(537)	$43,895	$(12,216)	$87,275	$(12,753)

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
U.S. government agency collateralized mortgage obligations	1,476	(5)	—	—	1,476	(5)
Private-label collateralized mortgage obligations	51,107	(15,205)	3,078	(288)	54,185	(15,493)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

The Company performed discounted cash flow analyses for our collateralized mortgage obligations rated less than investment grade at June 30, 2009. These analyses used the current month, last three month and last twelve month historical prepayment speeds, the cumulative default rates and the loss severity rates to determine if there was an other-than-temporary impairment at June 30, 2009. For one security, the discounted cash flow analysis resulted in a shortfall of estimated contractual cash flows to the tranche of this security owned by the Company. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss. Accordingly, the Company recognized an other-than-temporary impairment loss of $565,000 as of June 30, 2009 because the loss is credit-related and it is probable the Company will not recover the entire cost basis of the security. As of December 31, 2008, the Company did not identify any securities that were other-than-temporarily impaired. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended June 30, 2009
(in thousands)	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
Balance, beginning of period (1)	$—	$—	$—
Charges on securities for which OTTI was not previously recognized	565	—	565

Balance, end of period	$565	$—	$565

(1)	The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, and no cumulative effect adjustment was necessary as no other-than-temporary impairment charges had been recognized in prior periods.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,203	$1,208
Due after one year through five years	7,369	7,562
Due after five years through ten years	41,072	41,354
Due after ten years	208,310	195,734

Total	$257,954	$245,858

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At June 30, 2009	At December 31, 2008
Commercial mortgage	$363,506	$302,016
Commercial loans and lines of credit	256,123	228,958
Multifamily mortgage	124,130	51,607
Construction and land development	99,099	133,054
Home mortgage	50,801	45,202
Home equity loans and lines of credit	40,896	22,568
Installment and credit card	5,654	5,016

Total loans	940,209	788,421
Allowance for loan losses	(11,955)	(8,048)

Loans, net	$928,254	$780,373

Loans held-for-sale	$—	$31,401

Loans held-for-sale at December 31, 2008 represented performing multifamily residential loans originated from January 2008 to December 2008 at interest rates which approximated market rates. In the first quarter of 2009, the Company identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. The Company accepted a bid from one of these buyers in March subject to completion of due diligence. This prospective buyer aggregates loans and re-sells them to the Federal National Mortgage Association (or FNMA). Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and, while the Company did work with the prospective buyer and our borrowers to meet these new standards, the Company ultimately determined not to pursue the sale and returned these performing, multifamily mortgage loans to the regular loan portfolio. A market loss of $709,000 was recognized in noninterest expense for the second quarter of 2009 to write down these loans to the lower of cost or market value.

At June 30, 2009, loans with a balance of $499.2 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$11,275	$7,708	$8,048	$7,828
Provision for loan losses	1,110	200	6,179	650
Loans charged-off	(664)	(105)	(2,511)	(711)
Recoveries on loans charged-off	234	90	239	126

Ending balance	$11,955	$7,893	$11,955	$7,893

Allowance to gross loans	1.27%	1.02%	1.27%	1.02%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At June 30, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$8,203	$2,644
Accruing loans past due 90 days or more	$293	$429
Nonaccrual loans	$26,957	$8,475
Foreclosed assets	$6,828	$327

There were $27.0 million and $8.5 million of nonaccrual loans at June 30, 2009 and December 31, 2008, respectively. Had these loans performed according to their original terms, additional interest income of approximately $487,000 and $119,000 would have been recognized in the three month periods ended June 30, 2009 and June 30, 2008, respectively. Had these loans performed according to their original terms, additional interest income of approximately $642,000 and $220,000 would have been recognized in the six months ended June 30, 2009 and June 30, 2008, respectively.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $32.1 million for the six months ended June 30, 2009 and $11.8 million for the six months ended June 30, 2008. Impaired loans were $29.1 million at June 30, 2009 and $34.5 million at December 31, 2008. Loan loss allowances for individually impaired loans are computed in accordance with SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $29.1 million of impaired loans at June 30, 2009, $0.07 million had specific allowances of $0.04 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at June 30, 2009 and $50.1 million at December 31, 2008. The $10.6 million increase in goodwill represents the goodwill recognized from the purchase of certain assets and the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1 st Centennial Bank. No impairment loss was recognized for the periods ended June 30, 2009 and December 31, 2008.

Core deposit intangibles, net of accumulated amortization, were $9.3 million at June 30, 2009 and $5.2 million at December 31, 2008. The increase in core deposit intangibles is due to the $4.7 million core deposit intangible recognized from the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1st Centennial Bank. Amortization expense for the three months ended June 30, 2009 and 2008 was $317,000 and $198,000, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $593,000 and $395,000, respectively.

Trade name intangible, net of accumulated amortization, was $3.1 million at June 30, 2009 and $3.3 million at December 31, 2008. Amortization expense for the three months ended June 30, 2009 and 2008 was $100,000 in each period. Amortization expense for the six months ended June 30, 2009 and 2008 was $200,000 in each period.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock.

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) as reported	$217	$217	$1,284	$1,284	$(1,661)	$(1,661)	$3,473	$3,473
Less preferred stock dividend declared	(313)	(313)	—	—	(507)	(507)	—	—

Income (loss) available to common shareholders	$(96)	$(96)	$1,284	$1,284	$(2,168)	$(2,168)	$3,473	$3,473

Weighted average common shares outstanding	11,528	11,528	11,480	11,480	11,528	11,528	11,484	11,484

Restricted stock	57	—	—	—	—	—	—	—
Convertible preferred stock	286	—	277	—	—	—	275	—

Net effect of dilutive securities	343	—	277	—	—	—	275	—

Weighted average common shares outstanding (1)	11,871	11,528	11,757	11,480	11,528	11,528	11,759	11,484

Earnings (loss) per common share	$(0.01)	$(0.01)	$0.11	$0.11	$(0.19)	$(0.19)	$0.30	$0.30

(1)	In accordance with SFAS No. 128 Earnings per Share, due to the net loss for the six months ended June 30, 2009, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	$—	$52	$—	$(226)
Unrealized gain (loss) on securities available-for-sale	3,264	(5,239)	4,559	(5,850)
Reclassification adjustment for gains included in net income (loss)	(2,000)	—	(2,671)	—

Other comprehensive income (loss), before tax	1,264	(5,187)	1,888	(6,076)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(532)	1,878	(65)	2,345

Other comprehensive income (loss)	732	(3,309)	1,823	(3,731)
Net income (loss)	217	1,284	(1,661)	3,473

Comprehensive income (loss)	$949	$(2,025)	$162	$(258)

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

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at June 30, 2009.

(in thousands)	Fair value at June 30, 2009	Financial Assets Measured at Fair Value on a Recurring Basis as of June 30, 2009, Using
		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$245,858	$—	$245,858	$—

Total assets measured at fair value on a recurring basis	$245,858	$—	$245,858	$—

	Fair value at June 30, 2009	Assets Measured at Fair Value on a Non-Recurring Basis for the Three Months Ended June 30, 2009, Using			Total gains (losses)
(in thousands)		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$69	$—	$—	$69	$(100)
Foreclosed assets	6,828	—	—	6,828	(30)

Total assets measured at fair value on a non-recurring basis	$6,897	$—	$—	$6,897	$(130)

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for securities are obtained from a third-party pricing service for identical or comparable assets. The market valuations include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair value.

Impaired loans – Impaired loans are measured and recorded at the lower of cost basis or fair value on a nonrecurring basis. The impaired loans shown are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Foreclosed assets – Foreclosed assets are measured and recorded at the lower of cost basis or fair value on a nonrecurring basis. The foreclosed assets shown are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The fair value of each asset’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, requires that the Company disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of FSP 107-1. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above in our SFAS No. 157 disclosures.

Cash and cash equivalents – The carrying amounts of cash and federal funds sold approximate their fair value.

Loans – Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under FSP 107-1. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair values of loans is then estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. Loans, other than those held-for-sale, are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

Deposits – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances and other borrowings – The fair value of the FHLB advances and other borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debentures – The fair value of the debentures is estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet instruments – Off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At June 30, 2009
(in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$133,965	$133,965
Securities available-for-sale	245,858	245,858
FHLB and other stock	9,824	9,824
Loans, net	928,254	864,297
Financial liabilities:
Demand deposits, money market and savings	$635,904	$635,904
Time certificates of deposit	460,775	464,967
FHLB advances and other borrowings	156,250	160,052
Junior subordinated debentures	26,727	12,054

These fair value disclosures represent the Company’s best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains certain forward-looking statements about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

•	a slowdown in construction activity;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

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

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank which provides traditional business and consumer banking products ranging from construction finance, entertainment finance and commercial real estate lending via 17 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At June 30, 2009, we had consolidated total assets of $1.4 billion, gross loans of $940.2 million, deposits of $1.1 billion and shareholders’ equity of $159.1 million. At December 31, 2008, we had consolidated total assets of $1.2 billion, gross loans of $787.3 million, deposits of $817.6 million and shareholders’ equity of $158.9 million.

For the second quarter of 2009, we had net income of $0.2 million, compared with net income of $1.3 million for the second quarter of 2008. Our net loss for the first six months of 2009 was $1.7 million, compared to net income for the first six months of 2008 of $3.5 million.

After a dividend payment of $312,500 on our Series B preferred shares, we incurred a loss per diluted common share of $0.01 for the 2009 second quarter. Our 2008 second quarter net income on a diluted per common share basis was $0.11. Our net loss for the first six months of 2009, after Series B preferred share dividends of $506,944, was $0.19 per diluted common share. Our net income for the first six months of 2008 on a diluted per common share basis was $0.30.

Critical accounting policies

We based our discussion and analysis of our consolidated results of operations and financial condition on our unaudited consolidated interim financial statements and our audited consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies and estimates.

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. The allowance for loan losses was $12.0 million at June 30, 2009 and was $8.0 million at December 31, 2008.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $3.0 million at June 30, 2009 and net deferred tax assets of $2.6 million at December 31, 2008. There was no valuation allowance at either period end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. Beginning in the second quarter of 2008, we no longer had any derivative instruments designated in cash flow hedging relationships on our consolidated balance sheet. For the first six months of 2008, we also had an interest rate floor for which we did not designate a hedging relationship. Accordingly, we recognized all changes in fair value of the interest rate floor directly in current period earnings. We no longer own any derivative instruments in 2009.

Assessments of impairment

We assess goodwill for impairment on an annual basis, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We perform our annual impairment assessment at the end of our fiscal year to determine the fair value of the Company and to determine appropriate market factors used in the fair value calculations. At December 31, 2008, the annual assessment resulted in the conclusion that goodwill was not impaired. At June 30, 2009, because of the net loss for the six months ended June 30, 2009, we performed an interim assessment and concluded that goodwill was not impaired.

We perform regularly an impairment analysis on our securities portfolio in accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP FAS 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FSP FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. In the second quarter of 2009, the securities impairment assessment was also performed in accordance with FSP’s FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments and FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Other-than-temporary impairment occurs when it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition. When an other-than-temporary impairment occurs, we write-down the cost basis of the security to its fair value and establish a new cost basis. We recognize the write-down as a loss in our income statement. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

Based upon the results of our other-than-temporary impairment analysis as of June 30, 2009, we recorded an other-than-temporary impairment loss of $565,000 on one security. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of our impairment analysis process. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be another other-than-temporary loss in future periods.

Recent Developments

FDIC-assisted 1st Centennial Bank Transaction

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. Under the terms of the purchase and assumption agreement with the FDIC, the Bank also purchased from the FDIC approximately $178 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC was an all-cash transaction with an aggregate transaction value of $113.7 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. We have since fully integrated all six of the former 1st Centennial Bank branches into the Bank’s full-service branch network.

Emergency Economic Stabilization Act of 2008 (Troubled Asset Relief Program – Capital Purchase Program)

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Through its authority under the EESA, the United States Treasury, or the Treasury, announced in October 2008 the Troubled Asset Relief Program - Capital Purchase Program, or the CPP, a program designed to bolster healthy institutions, like us, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Since our participation in the CPP, we were able to increase the average balance of our commercial and consumer loans by $157.6 million, or 24 percent, from December 31, 2008 to June 30, 2009. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw-back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, we have complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which we would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. We will respond to such requests accordingly.

In February 2009, the American Recovery and Reinvestment Act of 2009, or the ARRA, was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required claw-back provision to our top 25 most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation.1 Under the new ARRA requirements, we may redeem early the shares issued to the Treasury under the CPP without any penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements and any other requirements applicable to CPP participants that may be subsequently adopted.

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

•

Compensation committee discussion, evaluation and review of senior executive officer compensation plans and other employee compensation plans to ensure that they do not encourage unnecessary and excessive risk;

•	Compensation committee discussion, evaluation and review of employee compensation plans to ensure that they do not encourage manipulation of reported earnings;

•	Compensation committee certification and disclosure requirements regarding evaluation of employee compensation plans;

•	“Claw-back” of bonuses based on materially inaccurate financial statements or performance metrics;

•	Prohibition on golden parachute payments;

•	Limitation on bonus payments, retention awards and incentive compensation;

•	Disclosure regarding perquisites and compensation consultants;

•	Prohibition on gross-ups;

•	Luxury or excessive expenditures policy;

•	Shareholder advisory resolution on executive compensation;

•	Annual compliance certification by principal executive officer and principal financial officer; and

Additionally, the regulations provided for the establishment of the Office of the Special Master for TARP Executive Compensation with authority to review certain payments and compensation structures.

[1]

At our Annual Meeting of Stockholders held on May 27, 2009, all matters presented before the meeting were approved by the requisite vote, including a substantial majority of votes cast in favor of our executive compensation, as set forth in our ‘Say on Pay’ item.

In general, neither the requirements of EESA, as amended by ARRA, nor Treasury’s regulations promulgated thereunder apply retroactively prior to June 15, 2009, the date the regulations were published in the Federal Register. The regulations confirm that the bonus payment limitation does not apply to amounts accrued or paid prior to June 15, 2009, and the golden parachute prohibition applies only to payments due to departures on or after June 15, 2009. Many of the requirements apply only during the period during which an obligation arising from financial assistance under the TARP remains outstanding, disregarding unexercised warrants but, for companies that have already received financial assistance, no earlier than June 15, 2009. For companies that become Troubled Asset Relief Program, or TARP, recipients following June 15, 2009, the requirements and restrictions generally become effective when the company receives TARP funds.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective February 2009, the FDIC adopted a rule to uniformly increase 2009 FDIC deposit assessment rates by 7 to 9 cents for every $100 of domestic deposits. The FDIC will also assess a special assessment of 5 cents on each institution’s assets minus Tier 1 capital as of June 30, 2009, to restore the deposit insurance fund reserves. We estimated our special assessment to be approximately $675,000. An additional 5 cent special assessment may be assessed by the FDIC before the end of 2009 if necessary to restore the deposit insurance fund. FDIC insurance premiums are expected to increase significantly in 2009 compared to prior years. Annual FDIC insurance expense was $682,000 in 2008 and $164,000 in 2007. With the 5 basis point special assessment included, we estimate our 2009 FDIC insurance expense will be approximately $2.6 million.

In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program, or the TLGP, to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program and has the ability to issue guaranteed debt under the program. Under the deposit insurance program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP.

Results of operations – for the three and six months ended June 30, 2009 and 2008

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

Our net interest income for the second quarter of 2009 was $11.9 million, up from $10.3 million for the same period a year ago. The net interest margin (tax equivalent) for the second quarter of 2009 was 3.75 percent compared with 4.17 percent for the same quarter last year. Our net interest income for the six months ended June 30, 2009 increased to $22.6 million from $20.6 million for the six months ended June 30, 2008. Our net interest margin (tax equivalent) for the first six months of 2009 was 3.66 percent, compared to 4.16 percent for the same period last year. The increase in our net interest income reflects the increase in our interest-earning assets from the FDIC-assisted 1st Centennial Bank transaction and from the growth in our lending activities. The decrease in our net interest margin reflects the effect of higher levels of lower-yielding Federal funds sold and the decrease in rates earned on interest-earning assets, offset in part by the decrease in the rates paid for our interest-bearing funds.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and six months ended June 30, 2009 and 2008. Loans include loans held-for-sale and loans on non-accrual status.

	Three months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans	$929,027	$13,386	5.78%	$782,166	$12,894	6.63%
Securities	276,072	3,431	5.30%	221,626	2,887	5.38%
Federal funds sold and deposits with banks	92,042	235	1.02%	503	2	1.60%

Total earning assets	1,297,141	$17,052	5.34%	1,004,295	$15,783	6.35%

Non-earning assets	153,751			131,406

Total average assets	$1,450,892			$1,135,701

Interest bearing checking	$75,797	$57	0.30%	$56,304	$97	0.97%
Savings and money market	258,452	720	1.12%	221,367	823	2.42%
Certificates of deposit	467,460	2,437	2.09%	293,911	2,246	3.98%

Total interest bearing deposits	801,709	3,214	1.61%	561,582	3,166	3.05%

Borrowings	158,706	1,502	3.80%	212,203	1,844	3.97%
Junior subordinated debentures	26,716	439	6.59%	26,670	438	6.59%

Total borrowed funds	185,422	1,941	4.20%	238,873	2,282	4.28%

Total interest bearing funds	987,131	$5,155	2.09%	800,455	$5,448	3.40%

Noninterest checking	290,660			182,015
Other liabilities	12,785			14,485
Shareholders’ equity	160,316			138,746

Total liabilities and shareholders’ equity	$1,450,892			$1,135,701

Net interest income		$11,897			$10,335
Net interest margin (tax equivalent) [1]			3.75%			4.17%

	Six months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans[2]	$901,773	$25,813	5.77%	$778,455	$26,717	6.90%
Securities	278,686	7,028	5.33%	224,445	5,957	5.48%
Federal funds sold and deposits with banks	81,490	290	0.72%	939	14	3.01%

Total earning assets	1,261,949	$33,131	5.34%	1,003,839	$32,688	6.58%

Non-earning assets	155,994			126,442

Total average assets	$1,417,943			$1,130,281

Interest bearing checking	$75,358	$103	0.28%	$57,039	$237	0.84%
Savings and money market	238,829	1,239	1.05%	216,116	2,161	2.01%
Certificates of deposit	469,350	5,239	2.25%	286,072	5,017	3.49%

Total interest bearing deposits	783,537	6,581	1.69%	559,227	7,415	2.65%

Borrowings	161,787	3,057	3.81%	204,565	3,798	3.78%
Junior subordinated debentures	26,714	926	6.99%	26,664	877	6.58%

Total borrowed funds	188,501	3,983	4.26%	231,229	4,675	4.11%

Total interest bearing funds	972,038	$10,564	2.19%	790,456	$12,090	3.08%

Noninterest checking	272,199			186,044
Other liabilities	13,496			14,156
Shareholders’ equity	160,210			139,625

Total liabilities and shareholders’ equity	$1,417,943			$1,130,281

Net interest income		$22,567			$20,598
Net interest margin (tax equivalent) [1]			3.66%			4.16%

1	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.
2

Interest on loans includes loan fees, which totaled $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans where nonaccrual interest is excluded.

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

	Three months ended June 30, 2009 to 2008 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(1,929)	$2,421	$492
Interest on securities	(189)	733	544
Interest on Federal funds sold and deposits with banks	(236)	469	233

Total interest income	(2,354)	3,623	1,269

Interest expense
Interest on deposits	1,309	(1,357)	(48)
Interest on borrowings	(124)	466	342
Interest on junior subordinated debentures	—	(1)	(1)

Total interest expense	1,185	(892)	293

Net interest income	$(1,169)	$2,731	$1,562

	Six months ended June 30, 2009 to 2008 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(5,136)	$4,232	$(904)
Interest on securities	(390)	1,461	1,071
Interest on Federal funds sold and deposits with banks	(963)	1,239	276

Total interest income	(6,489)	6,932	443

Interest expense
Interest on deposits	3,883	(3,049)	834
Interest on borrowings	(399)	1,140	741
Interest on junior subordinated debentures	(47)	(2)	(49)

Total interest expense	3,437	(1,911)	1,526

Net interest income	$(3,052)	$5,021	$1,969

The provision for loan losses was $1.1 million for the three months ended June 30, 2009 compared with $0.2 million for the three months ended June 30, 2008. The provision for loan losses was $6.2 million for the six months ended June 30, 2009 compared with $0.7 million for the six months ended June 30, 2008. The increase in the provision and the related allowance for loan losses reflects our assessment of, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in local and regional economic and business conditions, the judgment of information available to the bank regulatory agencies at the conclusion of their examination process and the significant growth in loans arising from the FDIC-assisted 1st Centennial Bank transaction.

Our service charges, fees and other income for the three months ended June 30, 2009 increased to $1.3 million, up 27 percent from $1.0 million for the three months ended June 30, 2008. Our service charges, fees and other income for the six months ended June 30, 2009 increased to $2.5 million, up 33 percent from $1.9 million for the six months ended June 30, 2008. The increase in the amount of service charges on deposits and other income reflects the increase in our core deposit base and other business activities in the past year and the effect of the additional six branches from the FDIC-assisted 1st Centennial Bank transaction.

We estimated the effectiveness of our interest rate swaps in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective in the three and six months of 2008. We recognize the unrealized gains and losses related to the ineffective portion of our interest rate swaps in noninterest income. We also had an interest rate floor for which we did not designate a hedging relationship and we recognize all changes in fair value of the interest rate floor directly in current period earnings. For the three months ended June 30, 2008, we recognized losses of $367,000 and for the six months ended June 30, 2008, we recognized gains of $858,000, all related to the ineffective interest rate swaps and the non-hedged interest rate floor. We terminated the interest rate swap contracts in the second quarter of 2008 and the interest rate floor contract expired in December 2008. We no longer have any derivative instruments in 2009.

During the first six months of 2009, we did not sell any loans compared to loans sold of $22.5 million for a gain of $107,000 in the first six months of 2008. In addition, we brokered loans for commissions of $53,000 for the first six months of 2009 compared with $132,000 for the first six months of 2008. We had no loans held-for-sale at the end of the second quarter of 2009 compared with $31.4 million at December 31, 2008.

We also recognized in noninterest income an other-than-temporary impairment loss of $565,000 on one security based upon the results of our other-than-temporary impairment analysis at June 30, 2009. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be another other-than-temporary loss in future periods.

In the second quarter of 2009, we sold $51.2 million of securities and realized gains of $2.0 million. For the first half of the 2009 we sold $68.4 million of securities and realized gains of $2.7 million. There were no securities transactions in the first half of 2008.

Our noninterest expense for the three months ended June 30, 2009 was $12.9 million compared with $8.9 million for the three months ended June 30, 2008. Our noninterest expense for the six months ended June 30, 2009 was $23.7 million compared with $17.2 million for the six months ended June 30, 2008. The jump in noninterest expense for quarter and year-to-date periods reflects the growth in the number of offices and the number of employees arising from the FDIC-assisted 1st Centennial Bank transaction as well as several other items. The number of offices has grown from 12 in the second quarter of 2008 to 18 offices in the second quarter of 2009. Our number of employees also has grown by approximately 30 percent since the second quarter of 2008.

In addition to the growth in branches and personnel, we also incurred costs of approximately $250,000 for the 2009 second quarter and $723,000 for the first half of 2009 associated with the FDIC-assisted 1st Centennial Bank transaction. These costs represent transitional personnel, legal and professional services as well as data processing, postage, supplies, stationary and other expenses attendant to the conversion and integration of 1st Centennial. We completed the conversion and integration of 1st Centennial in the 2009 second quarter.

Subsequent to the end of the second quarter, we closed a branch unrelated to the 1st Centennial transaction thereby reducing the number of offices to 17. The reduction of personnel and the elimination of premises and equipment expenses are expected to save approximately $175,000 annually. Deposit relationships were transferred to near-by offices and we do not anticipate a significant decline in deposit balances.

We acquired real estate through a foreclosure and sold previously foreclosed upon real estate in the quarter ended June 30, 2009. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $249,000 for the second quarter of 2009. We had no comparable expense for all periods of 2008.

The FDIC charged all institutions a special insurance assessment as of June 30, 2009. We estimated our special insurance assessment to be $675,000 and charged that amount to noninterest expense. The FDIC may assess an additional special insurance assessment before the end of 2009. In addition, the FDIC increased regular insurance premiums. With a larger deposit base and increased premiums, our regular FDIC insurance expense for the 2009 second quarter was $550,000 compared with $173,000 for the 2008 second quarter. For the first six months ended June 30, 2009, our regular FDIC insurance expense was $746,000 compared with $339,000 for the same period a year ago.

We determined not to pursue the sale of $31.2 million of loans previously classified held-for-sale and returned these performing, multi-family mortgage loans to our regular loan portfolio. We recognized a market loss of $709,000 in noninterest expense for the second quarter of 2009 to write down these loans to the lower of cost or market value.

Our efficiency ratio was 99 percent for the second quarter of 2009 compared with 77 percent for the second quarter of 2008. Our efficiency ratio was 93 percent for the first six months of 2009 compared with 71 percent for the first six months of 2008. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The increase in the efficiency ratio for all periods reflects the integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction and the lag between these costs and the revenue from the full deployment of the newly acquired liquid assets as well as the expenses related to foreclosed property, the increase in FDIC deposit insurance premiums and special assessment, the market loss on loans held-for-sale and the impairment loss on securities.

Financial position – June 30, 2009 compared with December 31, 2008

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

Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract with us or otherwise to perform as agreed. All activities in which success depends on counterparty, issuer, or borrower performance have credit risk. Credit risk is present any time we extend, commit or invest funds; whenever we enter into actual or implied contractual agreements for funds, whether on or off the balance sheet, credit risk is present.

All categories of loans present credit risk. Major risk factors applicable to all loan categories include changes in international, national and local economic conditions such as interest rates, inflation, unemployment levels, consumer and business confidence and the supply and demand for goods and services.

Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry; general economic conditions and local supply and demand affect the commercial real estate industry. In the office sector, the demand for office space is highly dependent on employment levels. Consumer spending and confidence affect the demand for retail space and the levels of retail rents in the retail sector. The industrial sector has exposure to the level of exports, defense spending and inventory levels. Vacancy rates, location and other factors affect the amount of rental income for commercial property. Tenants may relocate, fail to honor their lease or go out of business. In the multifamily residential sector, the affordability of ownership housing, employment conditions and the vacancy of existing inventory heavily influences the demand for apartments. Population growth or decline and changing demographics, such as increases in the level of immigrants or retirees, are also factors influencing the multifamily residential sector.

Construction loans provide developers or owners with funds to build or improve properties; developers ultimately sell or lease these properties. Generally, construction loans involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits. Cost overruns can cause the project cost to exceed the project sales price or exceed the amount of the committed permanent funding. Any number of reasons, such as poor weather, material or labor shortages, labor difficulties, or redoing substandard work to pass inspection, can delay construction projects. Furthermore, changes in market conditions or credit markets may affect a project’s viability once completed.

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

Home mortgages and home equity loans and lines of credit use first or second trust deeds on a borrower’s real estate property, typically their principal residence, as collateral. These loans depend on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Generally, home mortgages involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. General economic conditions and local supply and demand, however, affect home real estate values. Installment loans and credit card lines also depend on a person’s ability to regularly pay principal and interest on a loan; however, generally these are unsecured loans or, if secured, the collateral value can rapidly decline as is the case for automobiles. A person’s ability to service debt is highly dependent upon their continued employment or financial stability. Job loss, divorce, illness and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

Since the risks in each category of loan changes based on a number of factors, it is not possible to state whether a particular type of lending carries with it a greater or lesser degree of risk at any specific time in the economic cycle. Generally, in a stabilized economic environment, home mortgage loans have the least risk, followed by home equity loans, multifamily property loans, commercial property loans, commercial loans and lines and finally construction loans. However, this ordering may vary from time to time and the degree of risk from the credits with the least risk to those with the highest risk profile may expand or contract with the general economy.

We manage credit risk through Board approved policies and procedures. At least annually, the Board reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Loans increased $120.9 million, or 15 percent, to $940.2 million at June 30, 2009 from $788.4 million at December 31, 2008. This increase excludes the effect of the reclassification of $31.4 million of loans held-for-sale. Loan growth was primarily the result of $100 million of loans we acquired in connection with the FDIC-assisted 1st Centennial Bank transaction.

(in thousands)	At June 30, 2009	At December 31, 2008
Commercial mortgage	$363,506	$302,016
Commercial loans and lines of credit	256,123	228,958
Multifamily mortgage	124,130	51,607
Construction and land development	99,099	133,054
Home mortgage	50,801	45,202
Home equity loans and lines of credit	40,896	22,568
Installment and credit card	5,654	5,016

Total loans	940,209	788,421
Allowance for loan losses	(11,955)	(8,048)

Loans, net	$928,254	$780,373

Loans held-for-sale	$—	$31,401

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

Loans held-for-sale at December 31, 2008 represented performing multifamily residential loans originated from January 2008 to December 2008 at interest rates which approximated market rates. In the first quarter of 2009, we identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. We accepted a bid from one of these buyers in March subject to completion of due diligence. This prospective buyer aggregates loans and re-sells them to FNMA. Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and, while we did work with the prospective buyer and our borrowers to meet these new standards, we ultimately determined not to pursue the sale and returned these performing, multi-family mortgage loans to our regular loan portfolio. Even though these loans are performing, buyers in the current marketplace would require a yield higher than the current interest rates on these loans. We recognized a market loss of $709,000 in noninterest expense for the second quarter of 2009 to write down these loans to the lower of cost or market value.

Commercial mortgage loans, the largest segment of our portfolio, were 39 percent of total loans at June 30, 2009 compared with 38 percent at December 31, 2008. We had 368 commercial mortgage loans with an average balance of $991,000 at June 30, 2009 compared to 323 commercial mortgage loans with an average balance of $938,000 at December 31, 2008. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been office, industrial, and retail, representing approximately 66 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At June 30, 2009	At December 31, 2008
Southern California
Los Angeles	$170,296	$154,669
Orange	29,670	31,808
Riverside	24,621	8,549
San Bernardino	17,326	9,834
San Diego	20,947	2,966
Santa Barbara	238	236
Ventura	93,569	87,770

Total Southern California	356,667	295,832

Northern California
Alameda	340	342
Contra Costa	420	434
Fresno	2,496	2,512
Imperial	376	—
Kern	1,079	1,115
Madera	554	561
Placer	630	635
Sacramento	365	—
Solano	281	285
Tulare	298	300

Total Northern California	6,839	6,184

Total commercial mortgage	$363,506	$302,016

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At June 30, 2009	At December 31, 2008
Industrial/warehouse	$86,780	$60,171
Office	78,363	59,183
Retail	73,597	57,799
Hotel	14,380	14,522
Mixed use	12,809	9,334
Restaurant	11,543	11,636
Medical	11,447	15,174
Assisted living	11,428	11,478
Self storage	10,102	10,081
All other	53,057	52,638

Total commercial loans	$363,506	$302,016

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 27 percent of total loans at June 30, 2009, down from 29 percent at December 31, 2008. We had 742 commercial loans with an average balance of $345,000 at June 30, 2009 compared to 796 commercial loans with an average balance of $288,000 at December 31, 2008. Unused commitments on commercial loans were $52.4 million at June 30, 2009 compared with $103.5 million at December 31, 2008. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At June 30, 2009	At December 31, 2008
Services	$71,111	$56,298
Information	60,346	55,510
Real estate	60,298	54,200
Trade	27,591	24,865
Manufacturing	15,424	10,620
Healthcare	12,961	13,731
Transportation and warehouse	8,091	8,796
Other	301	4,938

Total commercial loans	$256,123	$228,958

We underwrite commercial loans with maturities not to exceed seven years and we generally require full amortization of the loan within the term of the loan. We underwrite traditional working capital lines for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Third-party vendors perform field audits for our accounts receivable and inventory financing revolving lines of credit. The maximum advance rate for accounts receivable is 80 percent and the maximum advance rate for eligible inventory is 50 percent.

Construction and land loans represent 11 percent of total loans at June 30, 2009, down from 17 percent at December 31, 2008. At June 30, 2009, we had 36 projects with an average commitment of $3,708,000 compared with 49 projects with an average commitment of $3,442,000 at December 31, 2008. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At June 30, 2009, 29 percent of these loans, or $28.7 million, represent single-family residential construction projects; 16 percent, or $15.7 million, were multi-family residential construction projects; 40 percent, or $40.1 million, were commercial projects; and, 15 percent, or $14.6 million, were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the Federal Institutions Reform Recovery and Enforcement Act conforming appraised value. For residential projects, the maximum loan-to-value is 80 percent. In practice, we generally do not exceed 70 percent loan-to-value. We require the borrower to provide in cash at least 20 percent of the cost of the project. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values. Below is a table of our construction and land loans by county.

Construction and land loans by county (in thousands)	At June 30, 2009		At December 31, 2008
	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$60,392	$48,098	$91,254	$66,390
Orange	4,084	4,084	8,550	3,650
Riverside	2,990	2,870	2,984	2,958
San Bernardino	—	—	414	417
San Diego	—	—	736	738
Santa Barbara	3,449	3,447	8,611	8,611
Ventura	62,590	40,600	56,101	50,290

Total construction and land loans	$133,505	$99,099	$168,650	$133,054

We are mindful of the recent developments in our marketplace and have supplemented our regular monitoring practices by updating project appraisals, re-evaluating estimated project marketing time and re-evaluating the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves). We are also re-evaluating the ability of the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, the project sponsor has made payments to us from their general resources or the project sponsor placed with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 13 percent of total loans at June 30, 2009, up from 7 percent at December 31, 2008. We had approximately 141 multifamily loans with an average balance of $883,000 at June 30, 2009, compared to approximately 68 multifamily loans with an average balance of $755,000 at December 31, 2008. Apartments mostly located in our six-county market area serve as collateral for our multifamily mortgage loans. The entire amount of $31.2 million, representing the loans held-for-sale which were transferred back to loans in the second quarter of 2009, were multifamily loans located in Los Angeles County. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At June 30, 2009	At December 31, 2008
Southern California
Los Angeles	$81,141	$15,574
Orange	17,288	17,774
San Bernardino	3,730	3,925
San Diego	4,096	3,016
Ventura	7,731	3,842

Total Southern California	113,986	44,131

Multifamily mortgage loans by region/county (in thousands)	At June 30, 2009	At December 31, 2008
Northern California
Alameda	801	806
Calaveras	1,381	1,387
Fresno	253	256
Kern	2,714	—
Merced	676	681
Monterey	386	388
Mono	233	235
San Francisco	1,354	1,363
San Luis Obispo	502	504
Santa Clara	707	711
Santa Cruz	1,137	1,145

Total Northern California	10,144	7,476

Total multifamily mortgage	$124,130	$51,607

The table below illustrates the distribution of our loan portfolio by loan size at June 30, 2009. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At June 30, 2009, 31 percent of our loans were less than $1 million and 76 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	June 30, 2009
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $23,000,000
Commercial mortgage	12%	15%	35%	12%	19%	7%
Commercial loans and lines of credit	23%	11%	32%	14%	10%	10%
Construction and land development	2%	4%	9%	30%	26%	29%
Multifamily mortgage	12%	30%	42%	0%	16%	0%
Home mortgage	29%	26%	25%	7%	13%	0%
Home equity loans and lines of credit	33%	21%	18%	28%	0%	0%
Installment and credit card	92%	8%	0%	0%	0%	0%

Totals	16%	15%	31%	14%	15%	9%

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged to be uncollectible against the allowance while we credit any recoveries on loans to the allowance. Any unsecured loan more than 90 days delinquent in payment of principal or interest and not in the process of collection is charged-off in total. We evaluate secured loans on a case by case basis to determine the ultimate loss potential to us subsequent to the liquidation of collateral. In those cases where the collateral value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the liquidation value of the collateral.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We conduct an assessment of the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. We refer to these as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. We refer to these as qualitative considerations.

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, our 2008 quarterly loan loss provisions were not significant.

Our assessment of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process and the significant growth in loans arising from the FDIC-assisted 1st Centennial Bank transaction. More specifically, we revised upward, in the first quarter of 2009, our estimated loss factors for our qualitative considerations because of the following considerations.

We considered the increased trend in the level of our delinquencies, nonaccrual loans and loan charge-offs. Total past due loans and nonaccrual loans increased to $35.5 million at June 30, 2009 from $14.8 million at March 31, 2009 and $11.5 million at December 31, 2008. Foreclosed property was $6.8 million at June 30, 2009 compared with $1.1 million at March 31, 2009 and $0.3 million at December 31, 2008. Net loan charge-offs were $430,000 for the second quarter of 2009 compared with $1,842,000 for the first quarter of 2009 and $151,000 for the fourth quarter of 2008. For the first six months of 2009, net loan charge-offs were $2.3 million compared with $0.6 million for the first six months of 2008.

We considered the prolonged marketing time and declining sales prices for our completed construction loan portfolio. Our construction and land loan portfolio was 11 percent of total loans at June 30, 2009 compared with 14 percent at March 31, 2009 and 17 percent at December 31, 2008. This loan portfolio declined principally from successful marketing and sales efforts, however, the continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

We considered our entry into a new market area with new lending personnel arising from the FDIC-assisted 1st Centennial Bank transaction. This market area has experienced severe declines in real estate values, a large number of business and personal bankruptcies and several bank failures. We evaluated the credit risk of the loans acquired in the transaction and the loans originated since the transaction using the same standards as for our other loans; however, we are mindful the difficulties confronting businesses in this new market area may adversely affect these loans.

Finally, we considered the possible length and depth of the economic recession might have on our borrowers and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

        As a result, we increased the allowance for loan losses to $12.0 million at June 30, 2009 from $11.3 million at March 31, 2009 and $8.0 million at December 31, 2008. The provision for loan losses was $1.1 million for the second quarter of 2009, compared with $5.1 million for the previous first quarter of 2009 and $0.2 million for the second quarter of 2008. The increased provision for loan losses in the first quarter of 2009 is primarily attributable to the increase in the qualitative considerations described above that occurred in the first quarter of 2009. For the first six months of 2009, the provision for loan losses was $6.2 million compared with $0.7 million for the first six months of 2008. Due to the current economic climate, we anticipate delinquency trends, nonaccrual loan levels, and net loan charge-offs to be higher than our 2008 and 2007 historical experience. As such, we anticipate our provision for loan losses will change from quarter to quarter based on our determination of the adequacy of the allowance for loan losses at each period end and that our total provision for loan losses will be higher than our 2008 and 2007 historical experience.

The ratio of the allowance for loan losses to loans was 1.27 percent at June 30, 2009 compared with 1.02 percent at December 31, 2008. While we believe that our allowance for loan losses was adequate at June 30, 2009 and December 31, 2008, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future. The following table presents activity in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$11,275	$7,708	$8,048	$7,828
Provision for loan losses	1,110	200	6,179	650
Loans charged-off	(664)	(105)	(2,511)	(711)
Recoveries on loans charged-off	234	90	239	126

Ending balance	$11,955	$7,893	$11,955	$7,893

Allowance to loans	1.27%	1.02%	1.27%	1.02%

The following table presents the net loan charge-offs (recoveries) by loan type for the periods indicated.

(in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Construction	$788	$—
Home mortgage	683	—
Commercial loans & lines	677	19
Commercial mortgage	239	—
Consumer	(115)	566

Total	$2,272	$585

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At June 30, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$8,203	$2,644
Accruing loans past due 90 days or more	$293	$429
Nonaccrual loans	$26,957	$8,475
Foreclosed assets	$6,828	$327

Nonaccrual loans and loans past due 90 days or more and accruing increased to $27.3 million at June 30, 2009 from $8.9 million at December 31, 2008. These non-performing loans, as a percentage of total loans, were 2.9 percent at the end of the second quarter compared with 1.1 percent at December 31, 2008. The change between the ends of the periods reflects the addition of a $22.5 million loan and a $5.7 million decrease from the completion of a foreclosure. At June 30, 2009, the largest nonaccrual loan was a $22.5 million completed office complex construction loan. The other ten nonaccrual loans, of which one loan was greater than $1 million individually, consists of five single family residential mortgages, one land loan, one construction loan, one commercial mortgage loan and two commercial business loans. We have an accruing $2.0 million owner-occupied commercial mortgage loan past due 30 days at June 30, 2009. We also have current secured business loans related to this borrower of $5.4 million. We are obtaining current collateral values for these potentially problem loans, the outcome of which may affect the level of our nonaccrual loans and net loan charge-offs in future periods.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	11	$8,380	1	$5,720	7	$8,475	1	$5,720
New loans added	4	24,642	3	907	9	25,973	3	907
Repurchase of SBA-guaranteed participation	—	—	—	—	—	136	—	—
Loans transferred to foreclosed property	(1)	(5,720)	—	—	(2)	(6,493)	—	—
Payoffs of existing loans	(1)	(209)	—	—	(1)	(209)	—	—
Partial charge offs on existing loans	—	—	—	—	—	(783)	—	—
Charge offs on existing loans	(2)	(100)	—	—	(2)	(100)	—	—
Payments on existing loans	—	(36)	—	—	—	(42)	—	—

Ending balance	11	$26,957	4	$6,627	11	$26,957	4	$6,627

Foreclosed property at June 30, 2009 consists of a $5.9 million vacant land property, a $0.8 million multifamily property and $0.1 million in personal property.

The following table presents the activity of our foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	3	$1,069	1	$197	2	$327	1	$197
New properties added	1	5,994	—	—	2	6,767	—	—
Writedowns of existing properties	—	(15)	—	—	—	(15)	—	—
Sales proceeds received	(1)	(220)	—	(43)	(1)	(251)	—	(43)

Ending balance	3	$6,828	1	$154	3	$6,828	1	$154

The allowance for losses on undisbursed commitments was $97,000 and $102,000 at June 30, 2009, and December 31, 2008, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	June 30, 2009		December 31, 2008
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$3,864	39%	$2,309	38%
Multifamily mortgage	1,187	13%	389	7%
Commercial loans	3,089	27%	2,328	29%
Construction loans	2,943	11%	1,986	17%
Home equity loans	406	4%	172	3%
Home mortgage	409	5%	334	6%
Installment and credit card	57	1%	40	—

Subtotal	11,955	100%	7,558	100%
Unallocated	—		490

Total	$11,955	100%	$8,048	100%

Unallocated amounts represent some of the qualitative considerations which we do not attribute to any one loan category. The decrease in the unallocated amount from December 31, 2008 to June 30, 2009 is due to attributing more of the qualitative factors to the individual loan categories in the current period than was done historically. The amounts or proportions displayed above should not be interpreted as charge-offs to the allowance that we may incur. We based the amounts attributed to each loan category on the analysis described above.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $32.1 million for the six months ended June 30, 2009 and $11.8 million for the six months ended June 30, 2008. Impaired loans were $29.1 million at June 30, 2009 and $34.5 million at December 31, 2008. Allowances for losses for individually impaired loans are computed in accordance with SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $29.1 million of impaired loans at June 30, 2009, $0.07 million had specific allowances of $0.04 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

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

We manage bank liquidity risk through Board approved policies and procedures. The Directors review and approve these policies at least annually. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

Our primary source of funds continues to be core deposits (representing checking, savings and small balance certificates of deposit). At June 30, 2009, core deposits totaled $746.8 million. At December 31, 2008, core deposits totaled $503.8 million. The increase is a result of the core deposits acquired in connection with the FDIC-assisted 1st Centennial Bank transaction. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at June 30, 2009 and December 31, 2008 were $506.1 million and $480.8 million, respectively.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $31.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2009 or December 31, 2008. We also have a $13.7 million secured borrowing facility with the Federal Reserve Bank of San Francisco which had no balance outstanding at June 30, 2009 or December 31, 2008. In addition, we had approximately $164.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at June 30, 2009.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first six months of 2009, we received no dividends from the Bank. The amount of dividends available for payment by the Bank to the Company at June 30, 2009 without prior approval from bank regulators was $14.9 million. The Company has $11.7 million in cash on deposit with the Bank at June 30, 2009.

As of June 30, 2009 and December 31, 2008, we had $26.7 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until January 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a fixed annual rate of 6.145% until December 15, 2010, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum.

Securities

We classify securities as ‘available-for-sale’ for accounting purposes and, as such, report them at their fair, or market, values in our balance sheets. We use quoted market prices for fair values. We report as ‘other comprehensive income or loss’, net of tax changes in the fair value of our securities (that is, unrealized holding gains or losses) and carry these cumulative changes as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, increased by $41.6 million, or 19 percent, from $216.4 million at December 31, 2008 to $258.0 million at June 30, 2009. The increase is primarily due to the securities acquired in connection with the FDIC-assisted 1st Centennial Bank transaction, net of securities sold in the first six months of 2009.

Net unrealized holding losses were $12.1 million at June 30, 2009 and were $14.0 million at December 31, 2008. As a percentage of securities, at amortized cost, unrealized holding losses were 4.69 percent and 6.46 percent at the end of each respective period. Securities are comprised largely of U.S. government agency mortgage-backed securities, agency and private-label collateralized mortgage obligations and municipal securities. We perform regularly an impairment analysis on our securities portfolio. Other-than-temporary impairment occurs when it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition. When an other-than-temporary impairment occurs, we write-down the cost basis of the security to its fair value and establish a new cost basis. We recognize the write-down as a loss in our income statement if it is credit related. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	At June 30, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency notes	$2,105	$(13)	$—	$—	$2,105	$(13)
U.S. government agency mortgage-backed securities	2,440	(28)	—	—	2,440	(28)
U.S. government agency collateralized mortgage obligations	24,488	(117)	—	—	24,488	(117)
Private-label collateralized mortgage obligations	5,414	(214)	38,582	(9,311)	43,996	(9,525)
Municipal securities	8,933	(165)	406	(24)	9,339	(189)
Other domestic debt securities	—	—	4,907	(2,881)	4,907	(2,881)

	$43,380	$(537)	$43,895	$(12,216)	$87,275	$(12,753)

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
U.S. government agency collateralized mortgage obligations	1,476	(5)	—	—	1,476	(5)
Private-label collateralized mortgage obligations	51,107	(15,205)	3,078	(288)	54,185	(15,493)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

The majority of unrealized losses at June 30, 2009 relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of June 30, 2009, the fair value of these securities was $39.3 million, representing 16 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $12.5 million, or 24 percent of the aggregate cost basis of these securities as of June 30, 2009. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. All of these securities had credit rating agency grades of triple-A upon purchase and, except for six of these securities, various rating agencies have reaffirmed these securities’ investment grade status as of June 30, 2009. The aggregate amortized cost basis of these six securities is $20.2 million at June 30, 2009. One CMO with an amortized cost basis of $7.5 million has an unrealized loss of $2.9 million as of June 30, 2009. As of June 30, 2009, this security is now rated triple-C by one rating agency. The current delinquency and default rates of the collateral for this security are above original expectations at the time of purchase. We performed a discounted cash flow analysis for this security using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of June 30, 2009. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss. Our discounted cash flow analysis resulted in a shortfall of estimated contractual cash flows to the tranche of this security owned by us. Accordingly, we recognized an other-than-temporary impairment loss of $565,000 as of June 30, 2009 because we believe the loss is credit-related and we believe it is probable we will not recover the entire cost basis of the security. We will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, we may recognize an additional other-than-temporary impairment loss in future periods.

With the exception of the one security described above, the issuers of the remaining CMO securities in our portfolio have not, to our knowledge, established any cause for default on these securities and the credit performance of the underlying collateral is within expected parameters. We performed a similar discounted cash flow analysis as described above for the five other CMO securities which were rated lass than investment grade at June 30, 2009 and one additional security with an amortized cost of $9.8 million. All six of these analyses indicated that there was no shortfall of future cash flows to the tranche of the securities owned by us. As we have the ability and intention to hold these securities for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we did not consider these securities to be other-than-temporarily impaired at June 30, 2009.

We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.9 million and an unrealized loss of $2.9 million at June 30, 2009. The severe disruption in the market for these securities contributed to this unrealized loss. One credit rating agency has now rated the security single-A while another has rated the security triple-B. The senior tranche owned by us has a significant collateral margin at June 30, 2009. There is minimal default experience within this security and there is no evidence of a shortage of contractual cash flows to the tranche of the security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not consider this security to be other-than-temporarily impaired at June 30, 2009.

The remainder of our securities portfolio consists mainly of U.S. government agency mortgage-backed securities, U.S. government agency collateralized mortgage obligations and various municipal securities. A few of these securities have been in a continuous unrealized loss position for twelve months or longer as of June 30, 2009. All of these securities had credit rating agency grades of triple-A upon purchase and various rating agencies have reaffirmed these securities’ long-term investment grade status of triple-B or better at June 30, 2009. The unrealized losses for these securities are not material as the largest individual unrealized loss is $63,000 and the aggregate gross unrealized losses for these securities total $347,000 at June 30, 2009. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase date as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities for a sufficient amount of time, during which their fair values may recover to cost or the securities may mature. As such, we do not consider these securities to be other-than-temporarily impaired at June 30, 2009.

If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of our securities may decline further and we may experience other-than-temporary impairment of additional securities in future periods, as well as further impairments of the security identified as other-than-temporarily impaired as of June 30, 2009. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment loss in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended June 30, 2009
(in thousands)	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
Balance, beginning of period (1)	$—	$—	$—
Charges on securities for which OTTI was not previously recognized	565	—	565

Balance, end of period	$565	$—	$565

(2)	We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, and no cumulative effect adjustment was necessary as no other-than-temporary impairment charges had been recognized in prior periods.

Deposits

Deposits represent our primary source of funds for funding our lending activities. The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Six months ended June 30,
	2009		2008
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$272,199		$186,044
Interest checking	75,358	0.28%	57,039	0.84%
Savings and money market accounts	238,829	1.05%	216,116	2.01%
Retail time deposits less than $100,000	124,106	2.06%	67,995	4.39%

Total average core deposits	710,492	0.82%	527,194	1.48%

Average noncore deposits
Brokered time deposits less than $100,000	79,344	3.31%	26,000	3.95%
Time deposits of $100,000 or more	265,900	2.02%	192,077	3.09%

Total average core and noncore deposits	$1,055,736	1.26%	$745,271	1.99%

The significant increase in deposits from the prior period is primarily due to the acquisition of $270 million of non-brokered insured deposits in connection with the FDIC-assisted 1st Centennial Bank transaction. Interest paid on deposits decreased in 2009 compared to 2008 reflecting the significant decreases in market interest rates during the period.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $289.6 million at June 30, 2009. Large balance certificates of deposit were $215.5 million at December 31, 2008. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $63 billion of investments of which approximately $8 billion represent time deposits placed at various financial institutions. At June 30, 2009, and December 31, 2008, State of California time deposits placed with us, with original maturities of three months, were $110.0 million. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

We use brokered time deposits to supplement our liquidity and achieve other asset liability management objectives. We include these deposits in the balance sheet line ‘Certificates of deposit, under $100,000’. Brokered deposits are wholesale time deposits in denominations less $100,000 placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At June 30, 2009, we had brokered deposits of $60.3 million, all of which have maturities within 12 months. At December 31, 2008, we had brokered deposits of $98.2 million, of which $95.7 million had maturities within 12 months.

At June 30, 2009, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$166,527
Over three months to twelve months	93,446
Over twelve months	29,650

$289,623

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At June 30, 2009, we had $156.3 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $111.3 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$111,250	3.80%	$122,000	3.88%
Maximum amount outstanding at any month-end during the period	$122,000	3.88%	$196,463	3.29%
Average amount outstanding during the period	$116,787	3.85%	$148,748	3.75%

The following table presents the maturities of FHLB term advances:

	At June 30, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$12,750	2009	3.63%	$28,500	2009	3.72%
	42,000	2010	3.70%	40,000	2010	3.82%
	13,000	2011	3.21%	11,000	2011	3.42%
	18,500	2012	4.03%	17,500	2012	4.12%
	17,500	2014	4.24%	17,500	2014	4.24%
	7,500	2017	4.07%	7,500	2017	4.07%

	$111,250			$122,000

The following table presents maturities of securities sold under agreements to repurchase:

	At June 30, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Capital resources

The following table presents, at the dates indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for the period.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2009
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$134,418	12.48%	$86,150	≥	8.00%
First California Bank	124,174	11.54%	86,054	≥	8.00%	107,568	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	122,366	11.36%	43,075	≥	4.00%
First California Bank	112,122	10.42%	43,027	≥	4.00%	64,541	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	122,366	8.89%	55,069	≥	4.00%
First California Bank	112,122	8.09%	55,439	≥	4.00%	69,299	≥	5.00%

December 31, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$147,680	16.62%	$71,102	≥	8.00%
First California Bank	109,022	12.27%	71,110	≥	8.00%	88,888	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	139,530	15.70%	35,551	≥	4.00%
First California Bank	100,873	11.35%	35,555	≥	4.00%	53,333	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	139,530	12.77%	43,699	≥	4.00%
First California Bank	100,873	9.26%	43,568	≥	4.00%	54,460	≥	5.00%

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

The contractual amount of commitments to extend credit and letters of credit written represents our exposure to credit loss in the event of nonperformance by the other party to these financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines.

The following summarizes our outstanding commitments at June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	Dec. 31, 2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$192,031	$152,877
Commercial and standby letters of credit	631	444

	$192,662	$153,321

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitment amounts do not necessarily represent future cash requirements because many expire without use. We may obtain collateral for the commitment based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by us to guarantee the performance of a customer to a third party. These guarantees support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Credit risk for letters of credit is essentially the same as that for loan facilities to customers. When we deem collateral necessary, we will hold cash, marketable securities, or real estate as collateral supporting those commitments.

As of June 30, 2009 and December 31, 2008, we maintained an allowance for losses on undisbursed commitments of $97,000 and $102,000, respectively. The allowance is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (re-pricing risk), from changing rate relationships among different yield curves affecting bank activities (basis risk), from changing rate relationships across the spectrum of maturities (yield curve risk), and from interest-related options embedded in loans and products (options risk).

We manage bank interest risk through Board approved policies and procedures. The Directors review and approve these policies at least annually. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would decrease approximately 0.18% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 0.64% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 1.26% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended June 30, 2009 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 1A.	Risk Factors

In connection with the preparation of our Registration Statement on Form S-1 (File No. 333-160816), we revised certain of our risk factors. Except as set forth below, there have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009.

The fair value of our investment securities can fluctuate due to market conditions out of our control.

Our investment securities portfolio is comprised mainly of U.S. government agency mortgage-backed securities, U.S. government agency and private-label collateralized mortgage obligations and municipal securities. At June 30, 2009, gross unrealized losses on our investment portfolio were $15.5 million. The majority of unrealized losses at June 30, 2009 were related to a type of mortgage-backed security also known as private-label collateralized mortgage obligations. As of June 30, 2009, the fair value of these securities was $39.6 million, representing 16 percent of our securities portfolio. We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.9 million and an unrealized loss of $2.9 million at June 30, 2009. This unrealized loss is primarily caused by a severe disruption in the market for these securities.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. Any of these mentioned factors could cause an other-than-temporary impairment in future periods and result in a realized loss.

We may incur impairments to goodwill.

We assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2008 the annual assessment resulted in the conclusion that goodwill was not impaired. At June 30, 2009, because of our net loss for the first six months of 2009, an interim assessment was performed and resulted in the conclusion that goodwill was not impaired. A significant decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate non-cash charge, which could have an adverse effect on our operating results and financial position.

We are a holding company and depend on our banking subsidiary for dividends, distributions and other payments.

We are a holding company that conducts substantially all our operations through our banking subsidiary, First California Bank. As a result, our ability to make dividend payments on our common stock depends upon the ability of First California Bank to make payments, distributions and loans to us. The ability of First California Bank to make payments, distributions and loans to us is limited by, among other things, its earnings, its obligation to maintain sufficient capital, and by applicable regulatory restrictions. For example, if, in the opinion of an applicable regulatory authority, First California Bank is engaged in or is about to engage in an unsafe or unsound practice, which could include the payment of dividends under certain circumstances, such authority may take actions requiring that First California Bank refrain from the practice. Additionally, under applicable California law, First California Bank generally cannot make any distribution (including a cash dividend) to its stockholder, us, in an amount which exceeds the lesser of: (1) the retained earnings of First California Bank and (2) the net income of First California Bank for its last three fiscal years, less the amount of any distributions made by First California Bank to its stockholder during such period. If First California Bank is not able to make payments, distributions and loans to us, we will be unable to pay dividends on our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 27, 2009. All proposals were approved by the requisite vote of the Company’s stockholders.

(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.

(c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Richard D. Aldridge	9,862,060	144,403
Donald E. Benson	9,834,123	172,340
John W. Birchfield	9,842,841	163,622
Joseph N. Cohen	9,830,354	176,109
Robert E. Gipson	9,842,689	163,744
W. Douglas Hile	9,821,268	185,195
Antoinette Hubenette, M.D.	9,821,268	185,195
C. G. Kum	9,864,064	142,399
Syble R. Roberts	9,829,235	177,228
Thomas Tignino	9,830,354	176,109

2)	Ratification of appointment of Moss Adams LLP as independent registered public accounting firm for fiscal year 2009 (Proposal 2):

For	Against	Abstain
9,908,482	18,268	79,713

3)	Approval of a non-binding advisory proposal on the Company’s executive compensation (Proposal 3):

For	Against	Abstain
9,532,745	420,397	53,321

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: August 14, 2009	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)