Form 10-Q
period 2009-09-30
First California Financial Group, Inc.
filed 2009-11-16
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerate filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,627,008 shares of Common Stock, $0.01 par value, as of November 6, 2009

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Cash and due from banks	$42,753	$13,712
Federal funds sold	61,395	35,415
Securities available-for-sale, at fair value	302,378	202,462
Loans held-for-sale	—	31,401
Loans, net	928,714	780,373
Premises and equipment, net	20,702	20,693
Goodwill	60,720	50,098
Other intangibles, net	11,997	8,452
Deferred tax assets, net	514	2,572
Cash surrender value of life insurance	11,682	11,355
Foreclosed property	6,120	327
Accrued interest receivable and other assets	22,653	21,185

Total assets	$1,469,628	$1,178,045

Non-interest checking	$297,995	$189,011
Interest checking	83,717	22,577
Money market and savings	320,816	198,606
Certificates of deposit, under $100,000	140,122	191,888
Certificates of deposit, $100,000 and over	282,381	215,513

Total deposits	1,125,031	817,595
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	104,000	122,000
Junior subordinated debentures	26,740	26,701
Accrued interest payable and other liabilities	7,799	7,826

Total liabilities	1,308,570	1,019,122

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	23,056	22,713
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,972,034 shares issued at September 30, 2009 and 11,807,624 shares issued at December 31, 2008; 11,625,633 and 11,462,964 shares outstanding at September 30, 2009 and December 31, 2008	118	118
Additional paid-in capital	136,389	135,603
Treasury stock, 346,401 shares at cost at September 30, 2009 and 344,660 shares at December 31, 2008	(3,061)	(3,050)
Retained earnings	8,600	11,559
Accumulated other comprehensive loss	(5,044)	(9,020)

Total shareholders’ equity	161,058	158,923

Total liabilities and shareholders’ equity	$1,469,628	$1,178,045

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in thousands, except per share data)	2009	2008	2009	2008
Interest and fees on loans	$13,331	$12,674	$39,144	$39,391
Interest on securities	2,819	2,870	9,847	8,827
Interest on federal funds sold and interest bearing deposits	78	4	368	18

Total interest income	16,228	15,548	49,359	48,236

Interest on deposits	2,938	2,960	9,519	10,375
Interest on borrowings	1,455	1,801	4,512	5,599
Interest on junior subordinated debentures	439	439	1,365	1,316

Total interest expense	4,832	5,200	15,396	17,290

Net interest income before provision for loan losses	11,396	10,348	33,963	30,946
Provision for loan losses	4,117	300	10,296	950

Net interest income after provision for loan losses	7,279	10,048	23,667	29,996

Service charges on deposit accounts	1,111	729	3,199	1,885
Loan sales and commissions	22	143	76	382
Net gain on sale of securities	1,639	—	4,310	—
Net gain (loss) on derivatives	—	(1)	—	857
Impairment loss on securities	—	—	(565)	—
Other income	158	146	565	865

Total noninterest income	2,930	1,017	7,585	3,989

Salaries and employee benefits	5,011	4,076	16,032	13,423
Premises and equipment	1,558	1,117	4,871	3,322
Data processing	862	293	1,812	1,008
Legal, audit and other professional services	541	530	1,758	1,386
Printing, stationery and supplies	197	160	600	492
Telephone	237	203	764	540
Directors’ expense	142	112	398	322
Advertising, marketing and business development	245	286	1,144	939
Postage	39	36	190	151
Insurance and regulatory assessments	849	364	2,504	932
Loss on and expense of foreclosed property	193	—	442	—
Amortization of intangible assets	417	298	1,210	893
Market value loss on loans held-for-sale	—	—	709	—
Other expenses	1,003	709	2,513	2,001

Total noninterest expense	11,294	8,184	34,947	25,409

Income (loss) before provision for income taxes	(1,085)	2,881	(3,695)	8,576
Provision (benefit) for income taxes	(949)	1,120	(1,898)	3,342

Net income (loss)	$(136)	$1,761	$(1,797)	$5,234

Earnings (loss) per common share:
Basic	$(0.04)	$0.15	$(0.23)	$0.46
Diluted	$(0.04)	$0.15	$(0.23)	$0.45

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended Sept. 30,
(in thousands)	2009	2008
Net income (loss)	$(1,797)	$5,234
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	10,296	950
Stock-based compensation costs	774	415
Gain on sales of securities and loans	(4,310)	(162)
Gain on settlement of derivatives	—	(857)
Loss on sale of foreclosed property	72	—
Market value loss on loans held-for-sale	709	—
Impairment loss on securities	565	—
Amortization (accretion) of net premiums (discounts) on securities available-for-sale	578	(254)
Depreciation and amortization of premises and equipment	1,194	1,087
Amortization of core deposit and trade name intangibles	1,210	893
FHLB stock dividends	—	(324)
Origination of loans held-for-sale	—	(13,277)
Proceeds from sale of, and payments received from, loans held-for-sale	181	24,908
Increase in cash surrender value of life insurance	(327)	(317)
Decrease in deferred tax assets	2,058	—
Increase in accrued interest receivable and other assets, net of effects from acquisition	(446)	(3,983)
Decrease in accrued interest payable and other liabilities, net of effects from acquisition	(427)	(5,913)

Net cash provided by operating activities	10,330	8,400

Purchases of securities available-for-sale, net of effects from acquisition	(171,273)	(25,748)
Proceeds from repayment and maturities of securities available-for-sale	48,567	33,318
Proceeds from sales of securities available-for-sale	120,483	—
Proceeds from redemption of Federal Home Loan Bank stock	—	1,581
Purchases of Federal Home Loan Bank and other stock	(54)	(4,257)
Net change in federal funds sold, net of effects from acquisition	87,110	(725)
Loan originations and principal collections, net of effects from acquisition	(35,082)	(28,262)
Purchases of premises and equipment, net of effects from acquisition	(1,039)	(3,547)
Proceeds from sale of foreclosed property	949	42
Net cash paid in acquisition	(48,790)	—

Net cash provided (used) in investing activities	871	(27,598)

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	14,737	(2,740)
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	21,885	(573)
Net increase (decrease) in FHLB advances and other borrowings	(17,961)	25,659
Dividends paid on preferred stock	(819)	—
Purchases of treasury stock	(11)	(666)
Proceeds from exercise of stock options	9	86

Net cash (used) provided by financing activities	17,840	21,766

Change in cash and due from banks	29,041	2,568
Cash and due from banks, beginning of period	13,712	17,413

Cash and due from banks, end of period	$42,753	$19,981

Supplemental cash flow information:
Cash paid for interest	$13,953	$15,813
Cash paid for income taxes	$950	$6,188
Supplemental disclosure of noncash items:
Net change in unrealized (loss) gain on securities available-for-sale	$5,520	$(4,957)
Net change in unrealized loss on cash flow hedges	$—	$(95)
Transfer of loans to foreclosed property	$6,893	$—
Transfer of loans held-for-sale to loans	$31,221	$—

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

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million from the FDIC. The Bank also purchased from the FDIC approximately $178 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC, or the FDIC-assisted 1st Centennial Bank transaction, was an all-cash transaction with an aggregate transaction value of $48.8 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. All six of the former 1st Centennial Bank branches have been fully integrated into the Bank’s full-service branch network.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino and Ventura counties through 17 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include however the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the nine months ended September 30, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the transaction. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were available to be issued.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $12.1 million at September 30, 2009 and $8.0 million at December 31, 2008.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at September 30, 2009 or December 31, 2008. There were net deferred tax assets of $0.5 million at September 30, 2009 and $2.6 million at December 31, 2008.

Derivative instruments and hedging – The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. During 2008, the effectiveness assessments indicated that the instruments were partially effective. To the extent the transactions were not effective the unrealized gains or losses on those instruments were reflected directly in current period earnings. During 2008, the Company also owned an interest rate floor, which was not designated in a hedging relationship. Accordingly, all changes in fair value of the floor were recognized directly in current period earnings. The Company owned no derivative instruments in 2009.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2008, the annual assessment resulted in the conclusion that goodwill was not impaired. At September 30, 2009, because of the net loss for the first nine months of 2009, an interim assessment was performed and resulted in the conclusion that goodwill was not impaired.

An impairment assessment is performed regularly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the entity is not required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment should be separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, and the expected future cash flows from the security. The Company concluded that there was one security with an other-than-temporary impairment of $565,000 at June 30, 2009. There were no additional other-than-temporary impairments recorded at September 30, 2009. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued an accounting standard codification update related to business combinations which was effective on January 1, 2009. This accounting guidance changes the way acquisitions are accounted for in the following ways: (1) the measurement date for consideration transferred, including equity securities, is the date when control is obtained, generally the closing date; previously, equity securities issued in a business combination were measured at the combination’s announcement date; (2) acquisition and restructuring costs are generally expensed as incurred rather than being considered part of the cost of the business combination; (3) contractual contingencies are measured on the closing date at fair value with adjustments to such fair value recorded in earnings when new information is obtained; and (4) contingent consideration is measured at its fair value on the closing date with subsequent adjustments based on changes in fair value. The Company adopted this accounting standards update effective January 1, 2009, and applied this new standard to the FDIC-assisted 1st Centennial Bank transaction.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities. This accounting standards update clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of computing basic and diluted earnings per share. The Company adopted this accounting guidance update effective January 1, 2009 and this did not have a material impact on the Company’s financial condition, operating results or earnings (loss) per share amounts and disclosures.

In April 2009, the FASB issued the following three accounting standards updates intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

The first accounting standards update related to fair value measurements provides additional guidance for estimating fair value for an asset or liability when the volume and level of activity for the asset or liability have decreased significantly in relation to normal market activity. This accounting standard update also provides guidance on identifying circumstances that indicate a transaction was not orderly. The provisions of this accounting standards update were effective for the Company’s interim period ended on June 30, 2009. The adoption of this accounting standards update did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

The second accounting standards update related to fair value measurements requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this accounting standards update were effective for the Company’s interim period ended on June 30, 2009. These accounting standards updates related to fair value measurements amend only the disclosure requirements about fair value of financial instruments in interim periods. The adoption of this accounting standards update did not affect the Company’s financial position or results of operations and only resulted in increased financial statement disclosures.

The third accounting standards update related to fair value measurements amends current other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This accounting standards update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. However, it does change the presentation of other-than-temporary impairments in the financial statements. Under this accounting standards update, only credit-related losses will be realized through the income statement. Interest rate and other market-related losses will be recorded in other comprehensive income on the balance sheet and will not affect the cost basis of the security. The provisions of this accounting standards update was effective for the Company’s interim period ended on June 30, 2009. The adoption of the provisions of this accounting standards update did not have a material effect on the Company’s results of operations, financial condition, or cash flows because the Company had not previously incurred any other-than-temporary impairment charges. The adoption of this accounting standards update also increased financial statement disclosures.

NOTE 3 – ACQUISITION

On January 23, 2009, or the Transaction Date, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank from the FDIC, acting in its capacity as receiver of 1st Centennial Bank. Under the terms of the purchase and assumption agreement between the Bank and the FDIC, the Bank also purchased certain assets from the FDIC at the close of the transaction. The Bank paid cash consideration of $48.8 million to the FDIC for the assets acquired and liabilities assumed. The Bank continues to operate the former 1st Centennial Bank’s six branch locations as part of the Bank’s seventeen branch locations. The Company desired this transaction to enter into new markets and to assume a diversified deposit portfolio with a large percentage of stable core deposits.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the nine months ended September 30, 2009 include the effects of the assumption of deposits and purchase of assets from the FDIC from the Transaction Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired, the identified intangible assets, and liabilities assumed was allocated to goodwill. Thus, goodwill represents intangible assets that do not qualify for separate recognition.

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

The following information presents the pro forma results of operations for the nine months ended September 30, 2009, as though the transaction had occurred on January 1, 2009. The pro forma data was derived by combining the historical consolidated financial information of First California and the results of operations from the assets purchased and liabilities assumed from the FDIC using the acquisition method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the transaction actually occurred on January 1, 2009 or the results that may be achieved in the future.

(in thousands, except per share data)	Pro forma Nine months ended September 30, 2009
Net interest income	$34,569
Noninterest income	7,672
Noninterest expense	35,169
Provision for loan losses	10,296

Loss before provision for income taxes	(3,224)
Income tax benefit	(1,656)

Net loss	$(1,568)

Pro forma loss per common share:
Basic	$(0.14)
Diluted	$(0.14)
Pro forma weighted average shares:
Basic	11,598
Diluted	11,598

The amount of net revenue from the assets acquired and liabilities assumed since the Transaction Date included in the consolidated statement of operations is $6.5 million. The net income included in the consolidated statement of operations from the assets acquired and liabilities assumed since the Transaction Date is $836,000.

The assets purchased and liabilities assumed were comprised mainly of specific securities, loans and deposit accounts. It is impractical to present comparative pro forma results as if the acquisition occurred at the beginning of the period ended September 30, 2008 as the balances and rates of the individual assets and liabilities is in some cases not applicable (did not exist in prior period) or the individual account balance and/or rate during the prior period is not known.

Per the terms of the purchase and assumption agreement, the Bank was given the exclusive option to purchase 1st Centennial Bank loans at par from the FDIC during the 30-day period subsequent to the Transaction Date. The Bank purchased $101 million of loans at par from the FDIC under this option and recorded these loans at fair value, which materially approximates the amortized cost of the loans, given that the loans were performing in accordance with the loan contracts at interest rates that approximate market rates at the time of acquisition.

The following table presents the composition of the 1st Centennial loans purchased from the FDIC (in millions):

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

NOTE 4 – SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$31,025	$30	$(3)	$31,052
U.S. government agency notes	50,002	1,054	—	51,056
U.S. government agency collateralized mortgage obligations	49,528	69	(29)	49,568
U.S. government agency mortgage-backed securities	105,609	970	(38)	106,541
Private label collateralized mortgage obligations	46,219	21	(9,436)	36,804
Municipal securities	23,593	1,511	(2)	25,102
Other domestic debt securities	4,867	—	(2,612)	2,255

Securities available-for-sale	$310,843	$3,655	$(12,120)	$302,378

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency notes	$2,000	$20	$—	$2,020
U.S. government agency collateralized mortgage obligations	8,934	278	(5)	9,207
U.S. government agency mortgage-backed securities	129,060	3,197	(46)	132,211
Private label collateralized mortgage obligations	54,184	—	(15,493)	38,691
Municipal securities	17,327	220	(123)	17,424
Other domestic debt securities	4,941	—	(2,032)	2,909

Securities available-for-sale	$216,446	$3,715	$(17,699)	$202,462

The Company performs regular impairment analyses on the securities available-for-sale portfolio in accordance with FASB accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment is considered to have occurred. When an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value (as the new cost basis) and the write-down is accounted for as a realized loss if it is credit related. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008. This table excludes the one security with an other-than-temporary impairment at September 30, 2009.

	At September 30, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. Treasury notes	$7,739	$(3)	$—	$—	$7,739	$(3)
U.S. government agency mortgage-backed securities	9,632	(38)	—	—	9,632	(38)
U.S. government agency collateralized mortgage obligations	5,045	(29)	—	—	5,045	(29)
Private-label collateralized mortgage obligations	3,959	(155)	32,138	(7,302)	36,097	(7,457)
Municipal securities	—	—	173	(2)	173	(2)
Other domestic debt securities	—	—	4,867	(2,612)	4,867	(2,612)

	$26,375	$(225)	$37,178	$(9,916)	$63,553	$(10,141)

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
U.S. government agency collateralized mortgage obligations	1,476	(5)	—	—	1,476	(5)
Private-label collateralized mortgage obligations	51,107	(15,205)	3,078	(288)	54,185	(15,493)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

The Company performed discounted cash flow analyses for our private-label collateralized mortgage obligations rated less than investment grade at September 30, 2009. These analyses used the current month, last three month and last twelve month historical prepayment speeds, the cumulative default rates and the loss severity rates to determine if there was an other-than-temporary impairment at September 30, 2009. One security with an amortized cost basis of $6.3 million and an unrealized loss of $1.9 million was deemed to be other-than-temporarily impaired at September 30, 2009.  The Company recognized an other-than-temporary impairment loss of $565,000 on this security at June 30, 2009 and did not recognize any additional other-than-temporary impairment loss in the third quarter of 2009.  As of December 31, 2008, the Company did not identify any securities that were other-than-temporarily impaired. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended September 30, 2009
(in thousands)	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
Recognized as of beginning of period	$565	$—	$565
Charges on securities for which OTTI was not previously recognized	—	—	—

Recognized as of end of period	$565	$—	$565

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$15,379	$15,384
Due after one year through five years	69,484	69,783
Due after five years through ten years	46,950	47,772
Due after ten years	179,030	169,439

Total	$310,843	$302,378

The Company has a $8.4 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock. The FHLB stock is carried at cost at September 30, 2009, as the stock can only be redeemed at par. The Company considered the long-term nature of the investment and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment and determined it was not impaired at September 30, 2009.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At September 30, 2009	At December 31, 2008
Commercial mortgage	$365,540	$302,016
Commercial loans and lines of credit	250,422	228,958
Multifamily mortgage	134,096	51,607
Construction and land development	94,721	133,054
Home mortgage	51,747	45,202
Home equity loans and lines of credit	38,638	22,568
Installment and credit card	5,687	5,016

Total loans	940,851	788,421
Allowance for loan losses	(12,137)	(8,048)

Loans, net	$928,714	$780,373

Loans held-for-sale	$—	$31,401

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

At September 30, 2009, loans with a balance of $516.1 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.5 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$11,955	$7,893	$8,048	$7,828
Provision for loan losses	4,117	300	10,296	950
Loans charged-off	(4,079)	(206)	(6,590)	(917)
Recoveries on loans charged-off	144	12	383	138

Ending balance	$12,137	$7,999	$12,137	$7,999

Allowance to gross loans	1.29%	1.02%	1.29%	1.02%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At September 30, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$7,314	$2,644
Accruing loans past due 90 days or more	$2,970	$429
Nonaccrual loans	$39,330	$8,475
Foreclosed assets	$6,120	$327

There were $39.3 million and $8.5 million of nonaccrual loans at September 30, 2009 and December 31, 2008, respectively. Had these loans performed according to their original terms, additional interest income of approximately $676,000 and $162,000 would have been recognized in the three months ended September 30, 2009 and September 30, 2008, respectively. Had these loans performed according to their original terms, additional interest income of approximately $1,317,000 and $400,000 would have been recognized in the nine months ended September 30, 2009 and September 30, 2008, respectively.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $32.7 million for the nine months ended September 30, 2009 and $10.6 million for the nine months ended September 30, 2008. Impaired loans were $41.4 million at September 30, 2009 and $34.5 million at December 31, 2008. Loan loss allowances for individually impaired loans are computed in accordance with FASB accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $41.4 million of impaired loans at September 30, 2009, $3.7 million had specific allowances of $0.6 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at September 30, 2009 and $50.1 million at December 31, 2008. The $10.6 million increase in goodwill represents the goodwill recognized from the purchase of certain assets and the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1st Centennial Bank. No impairment loss was recognized for the periods ended September 30, 2009 and December 31, 2008.

Core deposit intangibles, net of accumulated amortization, were $9.0 million at September 30, 2009 and $5.2 million at December 31, 2008. The increase in core deposit intangibles is due to the $4.7 million core deposit intangible recognized from the assumption of certain deposit liabilities from the FDIC in its capacity as receiver of 1st Centennial Bank. Amortization expense for the three months ended September 30, 2009 and 2008 was $316,000 and $198,000, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $910,000 and $593,000, respectively.

Trade name intangible, net of accumulated amortization, was $3.0 million at September 30, 2009 and $3.3 million at December 31, 2008. Amortization expense for the three months ended September 30, 2009 and 2008 was $100,000 in each period. Amortization expense for the nine months ended September 30, 2009 and 2008 was $300,000 in each period.

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) as reported	$(136)	$(136)	$1,761	$1,761	$(1,797)	$(1,797)	$5,234	$5,234
Less preferred stock dividend declared	(313)	(313)	—	—	(819)	(819)	—	—

Income (loss) available to common shareholders	$(449)	$(449)	$1,761	$1,761	$(2,616)	$(2,616)	$5,234	$5,234

Weighted average common shares outstanding	11,631	11,631	11,466	11,466	11,598	11,598	11,478	11,478

Restricted stock	—	—	—	—	—	—	—	—
Convertible preferred stock	—	—	278	—	—	—	276	—

Net effect of dilutive securities	—	—	278	—	—	—	276	—

Weighted average common shares outstanding (1)	11,631	11,631	11,744	11,466	11,598	11,598	11,754	11,478

Earnings (loss) per common share	$(0.04)	$(0.04)	$0.15	$0.15	$(0.23)	$(0.23)	$0.45	$0.46

_______________________
(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the three and nine months ended September 30, 2009, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands)	2009	2008	2009	2008
Other comprehensive income (loss):
Unrealized loss on interest rate swaps used in cash flow hedges	$—	$—	$—	$(226)
Unrealized gain (loss) on securities available-for-sale	5,271	(1,999)	9,830	(7,849)
Reclassification adjustment for gains included in net income (loss)	(1,639)	—	(4,310)	—

Other comprehensive income (loss), before tax	3,632	(1,999)	5,520	(8,075)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,479)	678	(1,544)	3,023

Other comprehensive income (loss)	2,153	(1,321)	3,976	(5,052)
Net income (loss)	(136)	1,761	(1,797)	5,234

Comprehensive income	$2,017	$440	$2,179	$182

NOTE 9 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Upon adoption of this accounting standard update, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, collateral dependent impaired loans, and foreclosed property. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by FASB accounting standards codification related to fair value disclosure reporting.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at September 30, 2009.

(in thousands)	Fair value at Sept. 30, 2009	Financial Assets Measured at Fair Value on a Recurring Basis as of September 30, 2009, Using
		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$302,378	$—	$302,378	$—

Total assets measured at fair value on a recurring basis	$302,378	$—	$302,378	$—

	Fair value at Sept. 30, 2009	Assets Measured at Fair Value on a Non-Recurring Basis as of September 30, 2009, Using
(in thousands)		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Collateral dependent impaired loans	$3,745	$—	$—	$3,745
Foreclosed property	6,120	—	—	6,120

Total assets measured at fair value on a non-recurring basis	$9,865	$—	$—	$9,865

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for securities are obtained from a third-party pricing service for identical or comparable assets. The market valuations include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair value.

Collateral dependent impaired loans – Impaired loans are measured and recorded at the lower of cost basis or the fair valueof the underlying collateral credit support on a nonrecurring basis. The impaired loans shown are collateral dependent and, accordingly, are measured based on the fair value of such collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

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

FASB accounting standards codification requires that the Company disclose estimated fair values for its financial instruments during annual and interim reporting periods. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of the disclosures regarding fair value of financial instruments. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above in our SFAS No. 157 disclosures.

Cash and cash equivalents – The carrying amounts of cash and federal funds sold approximate their fair value.

Loans – Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair values of loans is then estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. Loans, other than those held-for-sale, are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At September 30, 2009
(in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$104,148	$104,148
Securities available-for-sale	302,378	302,378
FHLB and other stock	9,829	9,829
Loans, net	928,714	864,725
Financial liabilities:
Demand deposits, money market and savings	$702,528	$702,528
Time certificates of deposit	422,503	426,348
FHLB advances and other borrowings	149,000	155,216
Junior subordinated debentures	26,740	12,060

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

At September 30, 2009, we had consolidated total assets of $1.5 billion, gross loans of $940.9 million, deposits of $1.1 billion and shareholders’ equity of $161.1 million. At December 31, 2008, we had consolidated total assets of $1.2 billion, gross loans of $788.4 million, deposits of $817.6 million and shareholders’ equity of $158.9 million.

For the third quarter of 2009, we had a net loss of $0.1 million, compared with net income of $1.8 million for the third quarter of 2008. Our net loss for the first nine months of 2009 was $1.8 million, compared to net income for the first nine months of 2008 of $5.2 million.

After a dividend payment of $312,500 on our Series B preferred shares, we incurred a loss per diluted common share of $0.04 for the 2009 third quarter. Our 2008 third quarter net income on a diluted per common share basis was $0.15. Our net loss for the first nine months of 2009, after Series B preferred share dividends of $819,000, was $0.23 per diluted common share. Our net income for the first nine months of 2008 on a diluted per common share basis was $0.45.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. The allowance for loan losses was $12.1 million at September 30, 2009 and was $8.0 million at December 31, 2008.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $0.5 million at September 30, 2009 and net deferred tax assets of $2.6 million at December 31, 2008. There was no valuation allowance at either period end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. Beginning in the second quarter of 2008, we no longer had any derivative instruments designated in cash flow hedging relationships on our consolidated balance sheet. For the first nine months of 2008, we also had an interest rate floor for which we did not designate a hedging relationship. Accordingly, we recognized all changes in fair value of the interest rate floor directly in current period earnings. We owned no derivative instruments in 2009.

Assessments of impairment

We assess goodwill for impairment on an annual basis, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We perform our annual impairment assessment at the end of our fiscal year to determine the fair value of the Company and to determine appropriate market factors used in the fair value calculations. At December 31, 2008, the annual assessment resulted in the conclusion that goodwill was not impaired. At September 30, 2009, because of the net loss for the nine months ended September 30, 2009, we performed an interim assessment and concluded that goodwill was not impaired.

We perform regularly an impairment analysis on our securities portfolio in accordance with the FASB accounting standards codification guidance related to consideration of impairment related to certain debt and equity securities. If we do not intend to sell, and it is more likely than not that we are not required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment should be separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

Based upon the results of our other-than-temporary impairment analysis as of June 30, 2009, we recorded an other-than-temporary impairment loss of $565,000 on one security. The Company did not record any additional other-than-temporary impairment loss in the third quarter of 2009. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of our impairment analysis process. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be another other-than-temporary loss in future periods.

Recent Developments

FDIC-assisted 1st Centennial Bank Transaction

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. Under the terms of the purchase and assumption agreement with the FDIC, the Bank also purchased from the FDIC approximately $178 million in cash and cash equivalents, $89 million in securities and $101 million in loans related to 1st Centennial Bank. The assumption of deposits and purchase of assets from the FDIC was an all-cash transaction with an aggregate transaction value of $48.8 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. We have since fully integrated all six of the former 1st Centennial Bank branches into the Bank’s full-service branch network.

Emergency Economic Stabilization Act of 2008 (Troubled Asset Relief Program – Capital Purchase Program)

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, became law. Through its authority under the EESA, the United States Treasury, or the Treasury, announced in October 2008 the Troubled Asset Relief Program - Capital Purchase Program, or the CPP, a program designed to bolster healthy institutions, like us, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Since our participation in the CPP, we were able to increase the average balance of our commercial and consumer loans by $194.6 million, or 30 percent, from December 31, 2008 to September 30, 2009. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw-back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, we have complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which we would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. We will respond to such requests accordingly.

In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009, or the ARRA, was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required claw-back provision to our top 25 most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation.1 Under the new ARRA requirements, we may redeem early the shares issued to the Treasury under the CPP without any penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements and any other requirements applicable to CPP participants that may be subsequently adopted.
_________________
1
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

•	Compensation committee discussion, evaluation and review of employee compensation plans to ensure that they do not encourage manipulation of reported earnings;

•	Compensation committee certification and disclosure requirements regarding evaluation of employee compensation plans;

•	“Claw-back” of bonuses based on materially inaccurate financial statements or performance metrics;

•	Prohibition on golden parachute payments;

•	Limitation on bonus payments, retention awards and incentive compensation;

•	Disclosure regarding perquisites and compensation consultants;

•	Prohibition on gross-ups;

•	Luxury or excessive expenditures policy;

•	Shareholder advisory resolution on executive compensation; and

•	Annual compliance certification by principal executive officer and principal financial officer.

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

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The increase in deposit insurance expires at the end of 2013 and deposit insurance premiums paid by the banking industry were unaffected by this increase. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective February 2009, the FDIC adopted a rule to uniformly increase 2009 FDIC deposit assessment rates by 7 to 9 cents for every $100 of domestic deposits. The FDIC also assessed a special assessment of 5 cents on each institution’s assets minus Tier 1 capital as of June 30, 2009, to restore the deposit insurance fund reserves. Our special assessment amount was $668,000. The FDIC has recently adopted a rule requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. FDIC insurance premiums are expected to increase significantly in 2009 compared to prior years. Annual FDIC insurance expense was $682,000 in 2008 and $164,000 in 2007. With the 5 basis point special assessment included, we estimate our 2009 FDIC insurance expense will be approximately $3.0 million.

In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program, or the TLGP, to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program. Under the deposit insurance program, through December 31, 2009, the FDIC guarantees all noninterest-bearing transaction accounts for the entire amount in the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP.

Results of operations – for the three and nine months ended September 30, 2009 and 2008

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

Our net interest income for the third quarter of 2009 was $11.4 million, up from $10.3 million for the same period a year ago. The net interest margin (tax equivalent) for the third quarter of 2009 was 3.50 percent compared with 4.18 percent for the same quarter last year. Our net interest income for the nine months ended September 30, 2009 increased to $34.0 million from $30.9 million for the nine months ended September 30, 2008. Our net interest margin (tax equivalent) for the first nine months of 2009 was 3.60 percent, compared to 4.17 percent for the same period last year. The increase in our net interest income reflects the increase in our interest-earning assets from the FDIC-assisted 1st Centennial Bank transaction and from the growth in our lending activities. The decrease in our net interest margin reflects the effect of higher levels of lower-yielding Federal funds sold and the decrease in rates earned on interest-earning assets, offset in part by the decrease in the rates paid for our interest-bearing funds.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and nine months ended September 30, 2009 and 2008. Loans include loans held-for-sale and loans on non-accrual status.

	Three months ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans2	$935,848	$13,331	5.65%	$778,104	$12,674	6.48%
Securities	262,664	2,819	4.49%	213,699	2,870	5.54%
Federal funds sold and deposits with banks	108,165	78	0.29%	850	4	1.87%

Total earning assets	1,306,677	$16,228	4.97%	992,653	$15,548	6.26%

Non-earning assets	152,404			129,391

Total average assets	$1,459,081			$1,122,044

Interest bearing checking	$80,514	$65	0.32%	$58,911	$105	0.71%
Savings and money market	290,894	839	1.14%	183,262	723	1.57%
Certificates of deposit	441,737	2,034	1.83%	316,341	2,132	2.68%

Total interest bearing deposits	813,145	2,938	1.43%	558,514	2,960	2.11%

Borrowings	151,930	1,455	3.80%	195,771	1,801	3.66%
Junior subordinated debentures	26,733	439	6.57%	26,683	439	6.58%

Total borrowed funds	178,663	1,894	4.21%	222,454	2,240	4.01%

Total interest bearing funds	991,808	$4,832	1.93%	780,968	$5,200	2.65%

Noninterest checking	295,444			192,289
Other liabilities	11,554			12,266
Shareholders’ equity	160,275			136,521

Total liabilities and shareholders’ equity	$1,459,081			$1,122,044

Net interest income		$11,396			$10,348
Net interest margin (tax equivalent) 1			3.50%			4.18%

	Nine months ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans2	$913,256	$39,144	5.73%	$778,337	$39,391	6.76%
Securities	272,706	9,847	5.08%	220,837	8,827	5.50%
Federal funds sold and deposits with banks	90,467	368	0.54%	909	18	2.65%

Total earning assets	1,276,429	$49,359	5.21%	1,000,083	$48,236	6.48%

Non-earning assets	155,190			126,071

Total average assets	$1,431,619			$1,126,154

Interest bearing checking	$77,096	$168	0.29%	$57,667	$342	0.79%
Savings and money market	256,122	2,077	1.08%	200,533	2,928	1.95%
Certificates of deposit	460,044	7,274	2.11%	296,235	7,105	3.20%

Total interest bearing deposits	793,262	9,519	1.60%	554,435	10,375	2.49%

Borrowings	158,466	4,512	3.81%	201,612	5,599	3.71%
Junior subordinated debentures	26,720	1,365	6.81%	26,670	1,316	6.58%

Total borrowed funds	185,186	5,877	4.24%	228,282	6,915	4.05%

Total interest bearing funds	978,448	$15,396	2.10%	782,717	$17,290	2.95%

Noninterest checking	280,036			192,704
Other liabilities	12,808			13,528
Shareholders’ equity	160,327			137,205

Total liabilities and shareholders’ equity	$1,431,619			$1,126,154

Net interest income		$33,963			$30,946
Net interest margin (tax equivalent) 1			3.60%			4.17%

_________________________
1	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.
2
Interest on loans includes loan fees and costs, which totaled -$0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and zero and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans where nonaccrual interest is excluded.

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

	Three months ended September 30, 2009 to 2008 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(1,913)	$2,570	$657
Interest on securities	(709)	658	(51)
Interest on Federal funds sold and deposits with banks	(363)	437	74

Total interest income	(2,985)	3,665	680

Interest expense
Interest on deposits	1,372	(1,349)	23
Interest on borrowings	(58)	403	345
Interest on junior subordinated debentures	1	(1)	—

Total interest expense	1,315	(947)	368

Net interest income	$(1,670)	$2,718	$1,048

	Nine months ended September 30, 2009 to 2008 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(7,075)	$6,828	$(247)
Interest on securities	(1,053)	2,073	1,020
Interest on Federal funds sold and deposits with banks	(1,355)	1,705	350

Total interest income	(9,483)	10,606	1,123

Interest expense
Interest on deposits	5,325	(4,469)	856
Interest on borrowings	(111)	1,198	1,087
Interest on junior subordinated debentures	(46)	(3)	(49)

Total interest expense	5,168	(3,274)	1,894

Net interest income	$(4,315)	$7,332	$3,017

The provision for loan losses was $4.1 million for the three months ended September 30, 2009 compared with $0.3 million for the three months ended September 30, 2008. The increase in the provision for the third quarter of 2009 reflects the higher level of net loan charge-offs in the period. Net loan charge-offs increased to $3.9 million for the three months ended September 30, 2009 compared with $194,000 for the same period last year. One loan relationship that had a $2.0 million owner-occupied commercial mortgage and $5.4 million of secured business loans abruptly discontinued business during the third quarter. We recognized $3.1 million of loan charge-offs on this loan relationship, $2.6 million related to the secured business loans and $0.5 million related to the owner-occupied commercial mortgage loan.

The provision for loan losses was $10.3 million for the nine months ended September 30, 2009 compared with $1.0 million for the nine months ended September 30, 2008. The increase in the provision and the related allowance for loan losses reflects our assessment of, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in local and regional economic and business conditions, the judgment of information available to the bank regulatory agencies at the conclusion of their examination process.

Our service charges, fees and other income for the three months ended September 30, 2009 increased to $1.3 million, up 45 percent from $0.9 million for the three months ended September 30, 2008. Our service charges, fees and other income for the nine months ended September 30, 2009 increased to $3.8 million, up 37 percent from $2.8 million for the nine months ended September 30, 2008. The increase in the amount of service charges on deposits and other income reflects the increase in our core deposit base and other business activities in the past year and the effect of the additional six branches from the FDIC-assisted 1st Centennial Bank transaction.

We estimated the effectiveness of our interest rate swaps in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective during the three and nine months ended September 30, 2008. We recognize the unrealized gains and losses related to the ineffective portion of our interest rate swaps in noninterest income. We also had an interest rate floor for which we did not designate a hedging relationship and we recognize all changes in fair value of the interest rate floor directly in current period earnings. For the three months ended September 30, 2008, we recognized losses of $1,000 and for the nine months ended September 30, 2008, we recognized gains of $857,000, all related to the ineffective interest rate swaps and the non-hedged interest rate floor. We terminated the interest rate swap contracts in the second quarter of 2008 and the interest rate floor contract expired in December 2008. We no longer own any derivative instruments in 2009.

During the first nine months of 2009, we did not sell any loans compared to loans sold of $24.7 million for a gain of $175,000 in the first nine months of 2008. In addition, we brokered loans for commissions of $76,000 for the first nine months of 2009 compared with $207,000 for the first nine months of 2008. We had no loans held-for-sale at the end of the third quarter of 2009 compared with $31.4 million at December 31, 2008.

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

In the third quarter of 2009, we sold $47.8 million of securities and realized gains of $1.6 million. For the first nine months of 2009 we sold $116.2 million of securities and realized gains of $4.3 million. There were no securities transactions in the first nine months of 2008.

Our noninterest expense for the three months ended September 30, 2009 was $11.3 million compared with $8.2 million for the three months ended September 30, 2008. Our noninterest expense for the nine months ended September 30, 2009 was $34.9 million compared with $25.4 million for the nine months ended September 30, 2008. The increase in noninterest expense for quarter and year-to-date periods reflects the growth in the number of offices and the number of employees arising from the FDIC-assisted 1st Centennial Bank transaction as well as several other items, most notably FDIC insurance premiums. The number of offices has grown from 12 in the third quarter of 2008 to 17 offices in the third quarter of 2009. Our number of employees also has grown by approximately 15 percent since the third quarter of 2008.

In addition to the growth in branches and personnel, we also incurred costs of approximately $51,000 for the 2009 third quarter and $774,000 for the first nine months of 2009 associated with the FDIC-assisted 1st Centennial Bank transaction. These costs represent transitional personnel, legal and professional services as well as data processing, postage, supplies, stationary and other expenses attendant to the conversion and integration of 1st Centennial. We completed the system conversion and integration of 1st Centennial in the 2009 second quarter.

During the 2009 third quarter, in response to the continuing economic recession and current business activity levels, we reduced our workforce by approximately 10 percent. We expect personnel expenses will fall approximately $2.2 annually because of this action.  We incurred separation expenses of approximately $235,000 in the 2009 third quarter.

In addition, during the third quarter of 2009, we closed a branch unrelated to the FDIC-assisted 1st Centennial transaction that reduced the number of offices to 17. We expect to save approximately $175,000 annually because of this action. We transferred the deposit relationships of this office to near-by offices and we do not anticipate that we will experience a significant decline in deposit balances.

We acquired real estate through a foreclosure and sold previously foreclosed upon real estate in the quarter ended September 30, 2009. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $193,000 for the third quarter of 2009 and $442,000 for the nine months ended September 30, 2009. We had no comparable expense for all periods of 2008.

The FDIC charged all institutions a special insurance assessment as of June 30, 2009. We estimated our special insurance assessment would be $675,000 and charged that amount to noninterest expense in the second quarter of 2009. Our actual assessment was $668,000 and the difference between our estimate and the actual amount was included in third quarter noninterest expense. The FDIC may assess an additional special insurance assessment before the end of 2009. In addition, the FDIC increased regular insurance premiums. With a larger deposit base and increased premiums, our regular FDIC insurance expense for the 2009 third quarter was $720,000 compared with $168,000 for the 2008 third quarter. For the first nine months ended September 30, 2009, our regular FDIC insurance expense was $1,473,000 compared with $507,000 for the same period a year ago.

The income tax benefit was $1.9 million for the nine months ended September 30, 2009 compared with an income tax provision of $3.3 million for the same period in 2008. The combined federal and state effective tax rate for the nine months ended September 30, 2009 was 51.4 percent compared with 39.0 percent for the same period in 2008.  The effective tax rate can fluctuate from period to period based upon the expected level of taxable income for a period and the percentage impact permanent tax versus book differences have on the expected book income.

Our efficiency ratio was 86 percent for the third quarter of 2009 compared with 69 percent for the third quarter of 2008. Our efficiency ratio was 91 percent for the first nine months of 2009 compared with 70 percent for the first nine months of 2008. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The increase in the efficiency ratio for all periods reflects the integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction and the lag between these costs and the revenue from the full deployment of the newly acquired liquid assets as well as the expenses related to foreclosed property, the increase in FDIC deposit insurance premiums and special assessment, the market loss on loans held-for-sale and the impairment loss on securities.

Financial position – September 30, 2009 compared with December 31, 2008

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

Our appraisal policy with respect to real estate secured loans is to obtain an appraisal for the following extensions of credit:

1.	All business loans in excess of $1,000,000 where real estate was taken as collateral but where the sale or rental of the real estate is not the primary source of repayment;

2.	All business loans in excess of $250,000 where real estate was taken as collateral and where the sale or rental of the real estate is the primary source of repayment; and

3.	All real estate secured loans in excess of $250,000.

For all new loans and loans being renewed or extended that require an appraisal, a current appraisal is required, which means an appraisal report with an “as of” date and a property inspection date that are not more than six months before the date of the loan funding. Updated appraisal reports are obtained only in accordance with Uniform Standards of Professional Appraisal Practice guidelines or, in order to determine the useful life of an existing appraisal. In general, the useful life of an appraisal, regardless of amount, is deemed to be the life of the originating loan, unless:

A.	There has been a deterioration in the borrower’s performance and there is an increasing likelihood of a forced liquidation of the property and the existing appraisal is older than two years, and/or

B.
There has been deterioration in the property’s value due to a significant depreciation in local real estate values, lack of maintenance, changes in zoning, environmental contamination, or other circumstances.

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

Loans

Loans increased $152.4 million, or 19 percent, to $940.9 million at September 30, 2009 from $788.4 million at December 31, 2008. This increase includes the effect of the reclassification of $31.4 million of loans held-for-sale. Loan growth was primarily the result of $100 million of loans we acquired in connection with the FDIC-assisted 1st Centennial Bank transaction.

(in thousands)	At September 30, 2009	At December 31, 2008
Commercial mortgage	$365,540	$302,016
Commercial loans and lines of credit	250,422	228,958
Multifamily mortgage	134,096	51,607
Construction and land development	94,721	133,054
Home mortgage	51,747	45,202
Home equity loans and lines of credit	38,638	22,568
Installment and credit card	5,687	5,016

Total loans	940,851	788,421
Allowance for loan losses	(12,137)	(8,048)

Loans, net	$928,714	$780,373

Loans held-for-sale	$—	$31,401

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

Loans held-for-sale at December 31, 2008 represented performing multifamily residential loans originated from January 2008 to December 2008 at interest rates which approximated market rates. In the first quarter of 2009, we identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. We accepted a bid from one of these buyers in March subject to completion of due diligence. This prospective buyer aggregates loans and re-sells them to FNMA. Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and, while we did work with the prospective buyer and our borrowers to meet these new standards, we ultimately determined not to pursue the sale and returned these performing, multi-family mortgage loans to our regular loan portfolio. Even though these loans are performing, buyers in the current marketplace would require a yield higher than the current interest rates on these loans. We recognized a market value loss of $709,000 in noninterest expense for the second quarter of 2009 to write down these loans to the lower of cost or market value.

Commercial mortgage loans, the largest segment of our portfolio, were 39 percent of total loans at September 30, 2009 compared with 38 percent at December 31, 2008. We had 370 commercial mortgage loans with an average balance of $991,000 at September 30, 2009 compared to 323 commercial mortgage loans with an average balance of $938,000 at December 31, 2008. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been office, industrial, and retail, representing approximately 66 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At September 30, 2009	At December 31, 2008
Southern California
Los Angeles	$180,738	$154,669
Orange	28,377	31,808
Ventura	93,613	87,770
Riverside	22,063	8,549
San Bernardino	17,653	9,834
San Diego	16,064	2,966
Santa Barbara	237	236

Total Southern California	358,745	295,832

Northern California
Alameda	330	342
Contra Costa	416	434
Fresno	2,489	2,512
Imperial	373	—
Kern	1,059	1,115
Madera	562	561
Placer	627	635
Sacramento	362	—
Solano	280	285
Tulare	297	300

Total Northern California	6,795	6,184

Total commercial mortgage	$365,540	$302,016

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At September 30, 2009	At December 31, 2008
Industrial/warehouse	$90,476	$60,171
Office	79,392	59,183
Retail	70,214	57,799
Hotel	14,053	14,522
Mixed use	12,547	9,334
Assisted living	11,378	11,478
Medical	11,355	15,174
Self storage	10,345	10,081
Restaurant	9,848	11,636
All other	55,932	52,638

Total commercial loans	$365,540	$302,016

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 60 percent and the minimum debt service coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio is 57.9 percent and the weighted average debt service coverage ratio is 1.54 at September 30, 2009. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 27 percent of total loans at September 30, 2009, down from 29 percent at December 31, 2008. We had 741 commercial loans with an average balance of $337,000 at September 30, 2009 compared to 796 commercial loans with an average balance of $288,000 at December 31, 2008. Unused commitments on commercial loans were $43.0 million at September 30, 2009 compared with $103.5 million at December 31, 2008. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At September 30, 2009	At December 31, 2008
Services	$68,683	$56,298
Information	58,965	55,510
Real estate	58,929	54,200
Trade	27,137	24,865
Manufacturing	16,111	10,620
Healthcare	12,571	13,731
Transportation and warehouse	7,815	8,796
Other	211	4,938

Total commercial loans	$250,422	$228,958

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

Construction and land loans represent 10 percent of total loans at September 30, 2009, down from 17 percent at December 31, 2008. At September 30, 2009, we had 39 projects with an average commitment of $3,078,000 compared with 49 projects with an average commitment of $3,442,000 at December 31, 2008. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. The decline in construction and land loans since the end of 2008 reflects principally the successful completion and sale of projects as well as the general reduction in new business activity. At September 30, 2009, 26 percent of these loans, or $24.7 million, represent single-family residential construction projects; 12 percent, or $11.2 million, were multi-family residential construction projects; 43 percent, or $40.5 million, were commercial projects; and, 19 percent, or $18.3 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio is 72.1 percent at September 30, 2009. At September 30, 2009, we have only eight projects for which we capitalize interest income. Capitalized interest income for the nine months ended September 30, 2009 was $371,000 for these eight projects. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our construction and land loans by county.

Construction and land loans by county (in thousands)	At September 30, 2009		At December 31, 2008
	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$51,317	$46,136	$91,254	$66,390
Orange	6,872	6,670	8,550	3,650
Ventura	57,685	37,801	56,101	50,290
Riverside	4,155	4,114	2,984	2,958
San Bernardino	—	—	414	417
San Diego	—	—	736	738
Santa Barbara	—	—	8,611	8,611

Total construction and land loans	$120,029	$94,721	$168,650	$133,054

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

Multifamily residential mortgage loans were 14 percent of total loans at September 30, 2009, up from 7 percent at December 31, 2008. We had approximately 156 multifamily loans with an average balance of $862,000 at September 30, 2009, compared to approximately 68 multifamily loans with an average balance of $755,000 at December 31, 2008. Apartments mostly located in our six-county market area serve as collateral for our multifamily mortgage loans. The entire amount of $31.2 million, representing the loans held-for-sale which were transferred back to loans in the second quarter of 2009, were multifamily loans located in Los Angeles, Orange and Ventura counties. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage is 60.8% and the weighted average debt service coverage ratio is 1.28 of our multifamily portfolio at September 30, 2009. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At September 30, 2009	At December 31, 2008
Southern California
Los Angeles	$88,529	$15,574
Orange	17,252	17,774
Ventura	7,712	3,842
San Bernardino	4,284	3,925
San Diego	5,078	3,016
Santa Barbara	1,135	—

Total Southern California	123,990	44,131

Multifamily mortgage loans by region/county (in thousands)	At September 30, 2009	At December 31, 2008
Northern California
Alameda	799	806
Calaveras	1,378	1,387
Fresno	252	256
Kern	2,696	—
Merced	674	681
Monterey	385	388
Mono	232	235
San Francisco	1,351	1,363
San Luis Obispo	500	504
Santa Clara	705	711
Santa Cruz	1,134	1,145

Total Northern California	10,106	7,476

Total multifamily mortgage	$134,096	$51,607

The table below illustrates the distribution of our loan portfolio by loan size at September 30, 2009. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At September 30, 2009, 33 percent of our loans were less than $1 million and 75 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	September 30, 2009
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $25,000,000
Commercial mortgage	12%	15%	34%	12%	20%	7%
Commercial loans and lines of credit	24%	11%	33%	13%	10%	9%
Construction and land development	2%	3%	13%	26%	32%	24%
Multifamily mortgage	12%	31%	42%	0%	15%	0%
Home mortgage	30%	25%	19%	0%	26%	0%
Home equity loans and lines of credit	37%	24%	19%	20%	0%	0%
Installment and credit card	88%	12%	0%	0%	0%	0%

Totals	17%	16%	31%	11%	17%	8%

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged to be uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time their principal or interest becomes 120 days delinquent unless the loan is well-secured and in the process of collection. We charge-off consumer loans by the time they become 90 days delinquent unless they too are well-secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate secured loans on a case by case basis to determine the ultimate loss potential to us subsequent to the sale of collateral. In those cases where the collateral value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior eight quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and also assigns estimated loss factors to specific groups or types of loans to calculate possible losses. In addition, we estimate the probable loss on previously accrued but unpaid interest. We refer to these as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. We refer to these as qualitative considerations.

We have historically experienced positive asset quality measures – low levels of delinquencies, low levels of nonaccrual loans, and low levels of net loan charge-offs – for an extended period of time. As a result, our 2008 quarterly loan loss provisions were not significant. Our loan loss provisions for the third quarter and nine months ended September 30, 2009 were $4.1 million and $10.3 million, respectively. The larger loan loss provision in 2009 as compared with prior periods is based upon the factors considered in the following discussion.

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

We considered the increased trend in the level of our delinquencies, nonaccrual loans and loan charge-offs. Total past due loans and nonaccrual loans increased to $49.6 million at September 30, 2009 from $27.2 million at June 30, 2009, $14.8 million at March 31, 2009 and $11.5 million at December 31, 2008. Foreclosed property was $6.1 million at September 30, 2009 compared with $6.8 million at June 30, 2009, $1.1 million at March 31, 2009 and $0.3 million at December 31, 2008. Net loan charge-offs were $3,935,000 for the third quarter of 2009, $430,000 for the second quarter of 2009 and $1,842,000 for the first quarter of 2009 compared with $194,000 for the third quarter of 2008, $15,000 for the second quarter of 2008 and $570,000 for the first quarter of 2008. For the first nine months of 2009, net loan charge-offs were $6.2 million compared with $0.8 million for the first nine months of 2008.

We considered the prolonged marketing time and declining sales prices for our completed construction loan portfolio. Our construction and land loan portfolio was 10 percent of total loans at September 30, 2009 compared with 14 percent at March 31, 2009 and 17 percent at December 31, 2008. This loan portfolio declined principally from successful marketing and sales efforts, however, the continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

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

Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

As a result, we increased the allowance for loan losses to $12.1 million at September 30, 2009 from $8.0 million at December 31, 2008. The provision for loan losses was $4.1 million for the third quarter of 2009, compared with $0.3 million for the third quarter of 2008. The increased provision for loan losses in 2009 is primarily attributable to the increase in delinquency trends, nonaccrual loan levels and higher net loan charge-offs. For the first nine months of 2009, the provision for loan losses was $10.3 million compared with $1.0 million for the first nine months of 2008. Due to the current economic climate, we anticipate delinquency trends, nonaccrual loan levels, and net loan charge-offs to be higher than our 2008 and 2007 historical experience. As such, we anticipate our provision for loan losses will change from quarter to quarter based on our determination of the adequacy of the allowance for loan losses at each period end and that our total provision for loan losses will be higher than our 2008 and 2007 historical experience.

The ratio of the allowance for loan losses to loans was 1.29 percent at September 30, 2009 compared with 1.02 percent at December 31, 2008. While we believe that our allowance for loan losses was adequate at September 30, 2009 and December 31, 2008, the determination of the allowance is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future. The following table presents activity in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$11,955	$7,893	$8,048	$7,828
Provision for loan losses	4,117	300	10,296	950
Loans charged-off	(4,079)	(206)	(6,590)	(917)
Recoveries on loans charged-off	144	12	383	138

Ending balance	$12,137	$7,999	$12,137	$7,999

Allowance to loans	1.29%	1.02%	1.29%	1.02%
Net loans charged-off (annualized) to average loans	1.68%	0.10%	0.91%	0.13%

The following table presents the net loan charge-offs (recoveries) by loan type for the periods indicated.

(in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Construction	$853	$—
Home mortgage	736	—
Commercial loans & lines	3,364	216
Commercial mortgage	1,269	—
Consumer	(15)	563

Total	$6,207	$779

Net loan charge-offs for the nine months ended September 30, 2009 were $6.2 million compared with $779,000 for the same period last year. In the 2009-third quarter, one loan relationship that had a $2.0 million owner-occupied commercial mortgage and $5.4 million of secured business loans abruptly discontinued business. We realized $3.1 million of loan charge-offs on this loan relationship, $2.6 million related to the secured business loans and $0.5 million related to the owner-occupied commercial mortgage loan. In addition, we realized a $0.5 million charge-off on a $1.8 million nonaccrual commercial mortgage loan on which we began foreclosure in the 2009-third quarter. In the 2009-first quarter, we realized $0.7 million of loan charge-offs related to five home mortgage loans. We purchased 110 home mortgage loans in 2005, 2006 and 2007 with an original unpaid principal balance of $55.7 million. A national mortgage company services these loans for us. At September 30, 2009 there were 56 and $23.5 million of these purchased home mortgage loans remaining. Also in the 2009-first quarter and the 2009-second quarter, we realized a $0.6 million loan charge-off on a construction loan. The borrower could not overcome engineering issues and abandoned the project. In addition, in the 2009-second quarter, we received a $0.2 million recovery on a consumer loan charged-off in the first quarter of 2008.

The following table illustrates the significant net loan charge-offs for the nine months ended September 30, 2009:

	Construction	Home	Commercial	Commercial
Description	and Land	Mortgage	Loans	Mortgage	Installment	Total
$7.4 MM business loan relationship	$-	$-	$2.6	$0.5	$-	$3.1
$1.8 MM office building	-	-	-	0.5	-	0.5
$55.7 MM purchased home mortgage portfolio	-	0.7	-	-	-	0.7
$0.6 MM construction loan	0.6	-	-	-	-	0.6
$0.6 MM consumer loan	-	-	-	-	(0.2)	(0.2)
All other loan charge-offs and recoveries, net	0.3	-	0.8	0.3	0.1	1.5
Net loan charge-offs 2009-nine month period	$0.9	$0.7	$3.4	$1.3	$(0.1)	$6.2

Average loan balance for 2009-nine month period	$112.7	$81.0	$226.1	$489.2	$4.3	$913.3

Net loan charge-offs (annualized) to average loans	1.06%	1.15%	2.01%	0.35%	-0.47%	0.91%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At September 30, 2009	At December 31, 2008
Accruing loans past due 30 - 89 days	$7,314	$2,644
Accruing loans past due 90 days or more	$2,970	$429
Nonaccrual loans	$39,330	$8,475
Foreclosed assets	$6,120	$327

Nonaccrual loans and loans past due 90 days or more and accruing increased to $42.3 million at September 30, 2009 from $8.9 million at December 31, 2008. These non-performing loans, as a percentage of total loans, were 4.5 percent at the end of the third quarter compared with 1.1 percent at December 31, 2008. We added 12 loans or $15.3 million to nonaccrual loans in the 2009 third quarter and we received pay-offs for 2 loans of $2.7 million. Since the end of 2008, we added 21 loans or $41.3 million to nonaccrual loans; we received pay-offs for 3 loans of $2.9 million; and we foreclosed upon 3 loans for $6.6 million and reclassified them to foreclosed property.

Our largest nonaccrual loan is a $22.5 million completed office complex construction loan in Ventura County. This project began in the 2007 first quarter and consists of 31 buildings on 13 acres.  We filed a notice of default in the 2009 third quarter. Nine units sold in 2008 and four units are presently in escrow. These escrows total approximately $4.0 million and we expect them to close in the 2009-fourth quarter or 2010-first quarter. We obtained our most current appraisal in the 2008 fourth quarter and will pursue a new appraisal in the 2009 fourth quarter. Our most current appraisal indicates a loan-to-value of approximately 60 percent. Accordingly, we have no specific loss allowance for this loan.

Our next largest nonaccrual loan relationship represents two completed high-end homes in the coastal communities of Los Angeles County for $7.5 million. We filed notices of default in the 2009 third quarter. Our most current appraisals indicate loan-to-value of approximately 80 percent. Accordingly, we have no specific loss allowance for this loan relationship.

Our third largest nonaccrual loan relationship represents a $1.6 million owner-occupied commercial mortgage loan and $2.6 million of business loans to a borrower who abruptly discontinued business in the 2009 third quarter. These amounts are after charge-offs of $0.5 million and $2.6 million, respectively. We have, since the end of the 2009 third quarter, received proceeds of approximately $0.5 million from the sale of equipment and collection of accounts receivable. While we are making every attempt to maximize proceeds from the collection of accounts receivable and the sale of assets, we cannot assure you that there will not be further loan charge-offs on this relationship. We estimated at September 30, 2009 a specific loss allowance of $0.5 million for this loan relationship and this estimate may increase in subsequent periods.

We have one other nonaccrual loan in excess of $1 million and that is a $1.3 million office building in Riverside County. We filed a notice of default in the 2009 third quarter, realized a charge-off of $0.5 million in the 2009 third quarter and anticipate completing our foreclosure in the 2009 fourth quarter or 2010 first quarter. We estimate that the carrying value of the loan approximates the net proceeds we will receive through the sale of the office building.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	11	$26,957	4	$6,627	7	$8,475	1	$5,720
New loans added	12	15,280	4	2,098	21	41,253	7	3,005
Repurchase of SBA-guaranteed participation	—	—	—	—	—	136	—	—
Loans transferred to foreclosed property	(1)	(119)	—	—	(3)	(6,612)	—	—
Payoffs of existing loans	(2)	(2,729)	—	—	(3)	(2,938)	—	—
Partial charge offs on existing loans	—	—	—	—	—	(323)	—	—
Charge offs on existing loans	—	—	(1)	(83)	(2)	(560)	(1)	(83)
Payments on existing loans	—	(59)	—	(6)	—	(101)	—	(6)

Ending balance	20	$39,330	7	$8,636	20	$39,330	7	$8,636

Foreclosed property at September 30, 2009 consists of a $6.0 million vacant land property and a $0.1 million single family 1-4 property.

The following table presents the activity of our foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	3	$6,828	1	$154	2	$327	1	$197
New properties added	1	126	1	119	3	6,893	1	119
Writedowns of existing properties	(1)	(136)	—	—	(1)	(151)	—	—
Sales proceeds received	(1)	(698)	—	—	(2)	(949)	—	(43)

Ending balance	2	$6,120	2	$273	2	$6,120	2	$273

The allowance for losses on undisbursed commitments was $97,000 and $102,000 at September 30, 2009, and December 31, 2008, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	September 30, 2009		December 31, 2008
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$3,585	39%	$2,309	38%
Multifamily mortgage	1,463	14%	389	7%
Commercial loans	3,736	27%	2,328	29%
Construction loans	2,529	10%	1,986	17%
Home equity loans	337	4%	172	3%
Home mortgage	438	5%	334	6%
Installment and credit card	49	1%	40	—

Subtotal	12,137	100%	7,558	100%
Unallocated	—		490

Total	$12,137	100%	$8,048	100%

Unallocated amounts represent some of the qualitative considerations which we do not attribute to any one loan category. The decrease in the unallocated amount from December 31, 2008 to September 30, 2009 is due to attributing more of the qualitative factors to individual loan categories in the current period than was done historically. The amounts or proportions displayed above should not be interpreted as charge-offs to the allowance that we may incur. We based the amounts attributed to each loan category on the analysis described above.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $32.7 million for the nine months ended September 30, 2009 and $10.6 million for the nine months ended September 30, 2008. Impaired loans were $41.4 million at September 30, 2009 and $34.5 million at December 31, 2008. Allowances for losses for individually impaired loans are computed in accordance with SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $41.4 million of impaired loans at September 30, 2009, $3.7 million had specific allowances of $0.6 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

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

Our primary source of funds continues to be core deposits (representing checking, savings and small balance retail certificates of deposit). At September 30, 2009, core deposits totaled $802.0 million. At December 31, 2008, core deposits totaled $503.8 million. The increase is a result of the core deposits acquired in connection with the FDIC-assisted 1st Centennial Bank transaction and organic deposit growth throughout our branch network. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at September 30, 2009 declined to $472.1 million from $480.8 million at December 31, 2008.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2009 or December 31, 2008. We also have a $13.4 million secured borrowing facility with the Federal Reserve Bank of San Francisco which had no balance outstanding at September 30, 2009 or December 31, 2008. In addition, we had approximately $156.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at September 30, 2009.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first nine months of 2009, we received no dividends from the Bank. The amount of dividends available for payment by the Bank to the Company at September 30, 2009 without prior approval from bank regulators was $14.9 million. The Company has $8.7 million in cash on deposit with the Bank at September 30, 2009.

As of September 30, 2009 and December 31, 2008, we had $26.7 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until January 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a fixed annual rate of 6.145% until December 15, 2010, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum.

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

Securities, at amortized cost, increased by $94.4 million, or 44 percent, from $216.4 million at December 31, 2008 to $310.8 million at September 30, 2009. The increase is primarily due to the securities acquired in connection with the FDIC-assisted 1st Centennial Bank transaction, net of securities sold in the first nine months of 2009.

Net unrealized holding losses were $8.5 million at September 30, 2009 and were $14.0 million at December 31, 2008. As a percentage of securities, at amortized cost, unrealized holding losses were 2.72 percent and 6.46 percent at the end of each respective period. Securities are comprised largely of U.S. government agency mortgage-backed securities, U.S. government agency and private-label collateralized mortgage obligations and U.S. government agency notes. We perform regularly an impairment analysis on our securities portfolio. Other-than-temporary impairment occurs when it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security not impaired at acquisition. When an other-than-temporary impairment occurs, we write-down the cost basis of the security to its fair value and establish a new cost basis. We recognize the write-down as a loss in our income statement if it is credit related. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows and our ability and intent on holding the securities until the fair values recover.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008. This table excludes the one security with an other-than-temporary impairment at September 30, 2009.
\

	At September 30, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. Treasury notes	$7,739	$(3)	$—	$—	$7,739	$(3)
U.S. government agency mortgage-backed securities	9,632	(38)	—	—	9,632	(38)
U.S. government agency collateralized mortgage obligations	5,045	(29)	—	—	5,045	(29)
Private-label collateralized mortgage obligations	3,959	(155)	32,138	(7,302)	36,097	(7,457)
Municipal securities	—	—	173	(2)	173	(2)
Other domestic debt securities	—	—	4,867	(2,612)	4,867	(2,612)

	$26,375	$(225)	$37,178	$(9,916)	$63,553	$(10,141)

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
(in thousands)	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
U.S. government agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
U.S. government agency collateralized mortgage obligations	1,476	(5)	—	—	1,476	(5)
Private-label collateralized mortgage obligations	51,107	(15,205)	3,078	(288)	54,185	(15,493)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

The majority of unrealized losses at September 30, 2009 relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of September 30, 2009, the fair value of these securities was $36.8 million, representing 12 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $9.4 million, or 20 percent of the aggregate cost basis of these securities as of September 30, 2009. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. All of these securities had credit rating agency grades of triple-A at purchase and, except for five of these securities, various rating agencies have reaffirmed these securities’ investment grade status as of September 30, 2009. The aggregate amortized cost basis of these five securities is $27.7 million at September 30, 2009. One CMO with an amortized cost basis of $6.3 million has an unrealized loss of $1.9 million as of September 30, 2009. As of September 30, 2009, this security was rated triple-C by one rating agency. The current delinquency and default rates of the collateral for this security are above original expectations at the time of our purchase. We performed a discounted cash flow analysis for this security using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of September 30, 2009. A credit loss is the difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis of the security. Our discounted cash flow analysis resulted in a shortfall of estimated contractual cash flows to the tranche of this security owned by us. Therefore, for this security, we recognized an other-than-temporary impairment loss of $565,000 as of June 30, 2009. We further determined that no additional other-than-temporary impairment loss was necessary for the third quarter of 2009. We will continue to monitor the credit performance of this security and if the performance deteriorates from current levels, we may recognize an additional other-than-temporary impairment loss in future periods.

We performed a similar discounted cash flow analysis as described above for the four other CMO securities rated less than investment grade at September 30, 2009. All four of these analyses indicated that there was no shortfall of future cash flows to the tranche of the securities owned by us. As we have the ability and intention to hold these securities for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we did not deem these securities other-than-temporarily impaired at September 30, 2009.

The issuers of the remaining CMO securities in our portfolio have not, to our knowledge, established any cause for default on these securities and the credit performance of the underlying collateral is within expected parameters.

We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.9 million and an unrealized loss of $2.6 million at September 30, 2009. The severe disruption in the market for these securities contributed to this unrealized loss. One credit rating agency has now rated the security single-A while another has rated the security triple-B-. The senior tranche owned by us has a significant collateral margin at September 30, 2009. There is minimal default experience within this security and there is no evidence of a shortage of contractual cash flows to the tranche of the security owned by us. As we have the ability and intention to hold this security for a sufficient amount of time, during which the fair value may recover to cost or the security matures, we do not consider this security to be other-than-temporarily impaired at September 30, 2009.

The remainder of our securities portfolio consists mainly of U.S. Treasury securities, U.S. government agency mortgage-backed securities, U.S. government agency collateralized mortgage obligations and various municipal securities. One of these municipal securities has been in a continuous unrealized loss position for twelve months or longer as of September 30, 2009. This security had a credit rating agency grade of triple-A upon purchase and various rating agencies have reaffirmed this securities’ long-term investment grade status of single-A at September 30, 2009. The aggregate gross unrealized loss for this security is $2,000 at September 30, 2009. The issuer of this security has not, to our knowledge, established any cause for default on this security. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities for a sufficient amount of time, during which their fair values may recover to cost or the securities may mature. As such, we do not consider these securities to be other-than-temporarily impaired at September 30, 2009.

If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of our securities may decline further and we may experience other-than-temporary impairment on other securities in future periods, as well as further impairment of the one security deemed other-than-temporarily impaired. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance that there will not be an other-than-temporary impairment loss in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended September 30, 2009
(in thousands)	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
Recognized as of beginning of period	$565	$—	$565
Charges on securities for which OTTI was not previously recognized	—	—	—

Recognized as of end of period	$565	$—	$565

Deposits

Deposits represent our primary source of funds for funding our lending activities. The following table presents the average balance and the average rate paid on each deposit category for the periods indicated:

	Nine months ended September 30,
	2009		2008
(in thousands)	Average Balance	Rate	Average Balance	Rate
Average core deposits
Noninterest bearing checking	$280,036		$192,704
Interest checking	77,096	0.29%	57,667	0.79%
Savings and money market accounts	256,122	1.08%	200,533	1.95%
Retail time deposits less than $100,000	109,904	2.05%	57,427	4.91%

Total average core deposits	723,158	0.73%	508,331	1.42%

Average noncore deposits
Brokered time deposits less than $100,000	68,991	3.30%	25,584	3.91%
Time deposits of $100,000 or more	281,588	1.85%	213,224	2.67%

Total average core and noncore deposits	$1,073,737	1.19%	$747,139	1.99%

The significant increase in deposits from the prior period is primarily due to the acquisition of $270 million of non-brokered insured deposits in connection with the FDIC-assisted 1st Centennial Bank transaction. Interest paid on deposits decreased in 2009 compared to 2008 reflecting the significant decreases in market interest rates during the period.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $282.4 million at September 30, 2009. Large balance certificates of deposit were $215.5 million at December 31, 2008. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $63 billion of investments of which approximately $8 billion represent time deposits placed at various financial institutions. At September 30, 2009, and December 31, 2008, State of California time deposits placed with us, with original maturities of three months, were $110.0 million. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

We use brokered time deposits to supplement our liquidity and achieve other asset liability management objectives. We include these deposits in the balance sheet line ‘Certificates of deposit, under $100,000’. Brokered deposits are wholesale time deposits in denominations less $100,000 placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At September 30, 2009, we had brokered deposits of $48.0 million, all of which have maturities within 12 months. At December 31, 2008, we had brokered deposits of $115.0 million, of which $95.7 million had maturities within 12 months.

At September 30, 2009, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$157,070
Over three months to twelve months	92,329
Over twelve months	32,982

$282,381

Borrowings

Borrowings are comprised of FHLB advances and securities sold under agreements to repurchase. At September 30, 2009, we had $149.0 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $104.0 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$104,000	3.83%	$122,000	3.88%
Maximum amount outstanding at any month-end during the period	$122,000	3.88%	$196,463	3.29%
Average amount outstanding during the period	$113,465	3.85%	$148,748	3.75%

The following table presents the maturities of FHLB term advances:

	At September 30, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$5,500	2009	3.97%	$28,500	2009	3.72%
	42,000	2010	3.70%	40,000	2010	3.82%
	13,000	2011	3.21%	11,000	2011	3.42%
	18,500	2012	4.03%	17,500	2012	4.12%
	17,500	2014	4.24%	17,500	2014	4.24%
	7,500	2017	4.07%	7,500	2017	4.07%

	$104,000			$122,000

The following table presents maturities of securities sold under agreements to repurchase:

	At September 30, 2009			At December 31, 2008
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Capital resources

The following table presents, at the dates indicated, certain information regarding the regulatory capital and required minimum amounts of regulatory capital for the period.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2009
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$134,680	12.47%	$86,398	³	8.00%
First California Bank	125,101	11.62%	86,159	³	8.00%	107,699	³	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	122,446	11.34%	43,199	³	4.00%
First California Bank	112,867	10.48%	43,080	³	4.00%	64,619	³	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	122,446	8.81%	55,577	³	4.00%
First California Bank	112,867	8.10%	55,756	³	4.00%	69,695	³	5.00%

December 31, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$147,680	16.62%	$71,102	³	8.00%
First California Bank	109,022	12.27%	71,110	³	8.00%	88,888	³	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	139,530	15.70%	35,551	³	4.00%
First California Bank	100,873	11.35%	35,555	³	4.00%	53,333	³	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	139,530	12.77%	43,699	³	4.00%
First California Bank	100,873	9.26%	43,568	³	4.00%	54,460	³	5.00%

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

The following summarizes our outstanding commitments at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$180,767	$152,877
Commercial and standby letters of credit	1,597	444

	$182,364	$153,321

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

As of September 30, 2009 and December 31, 2008, we maintained an allowance for losses on undisbursed commitments of $97,000 and $102,000, respectively. The allowance is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. In our most recent simulation, we estimated that net interest income would increase approximately 0.17% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.03% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 0.07% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended September 30, 2009 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009, and Item 1A of our Form 10-Q for the period ended June 30, 2009, filed with the SEC on August 14, 2009.

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

First California Financial Group, Inc.

Date: November 16, 2009	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)