Form 10-K
period 2009-12-31
First California Financial Group, Inc.
filed 2010-03-05
CIK 1370291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of common stock held by non-affiliates as of June 30, 2009: $35,646,379

As of March 1, 2010, there were 11,622,048 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Westlake Village, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Department of Financial Institutions, or the DFI. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. The Bank also purchased approximately $178 million in cash and cash equivalents, $89 million of investment securities, $0.4 million of fixed assets and $101 million in loans related to the transaction. The assumption of deposits and purchase of assets from the FDIC, or the FDIC-assisted 1st Centennial Bank transaction, was an all-cash transaction with an aggregate transaction value of $48.8 million. The Bank recorded $10.6 million in goodwill in connection with this transaction. All six of the former 1st Centennial Bank branches have been fully integrated into the Bank’s full-service branch network.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the areas commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the Tri-Cities area of Glendale-Burbank-Pasadena, the South Bay, the Inland Empire, north San Diego County, Century City and other parts of Los

Angeles, Orange and Ventura Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit and investment products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 17 full-service branch locations.

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

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. Accordingly, in order to meet the changing needs of our customers, the Bank is constantly evaluating a variety of options to broaden the services and products it provides. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through 17 banking offices with ATM access, 24 hour telephone access to account information, on-line banking, courier service and remote deposit capture. The diversity of our delivery systems enables customers to choose the method of banking that is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

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

In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLBA, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLBA revised the Bank Holding Company Act of 1956 and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLBA also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

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

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 74% of our loan portfolio at December 31, 2009 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2009 compared with December 31, 2008.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2009, the Bank had 243 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Recent Developments

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program, or the CPP, a program designed to bolster healthy institutions, like First California, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Since our participation in the CPP, we were able to increase the average balance of our commercial and consumer loans by $205.5 million, or 31 percent, from December 2008 to December 2009. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, First California has complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which First California would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. First California will respond to such requests accordingly.

In February 2009, the American Recovery and Reinvestment Act of 2009, or the ARRA, was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required clawback provision to our top twenty-five most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation. Under the new ARRA requirements, we may redeem early the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements, and any other requirements applicable to CPP participants that may be subsequently adopted.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program, or the TLGP, to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 (for depository institutions that did not opt out prior to November 2, 2009) and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is not participating in the TLGP programs as of January 1, 2010. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees. See “FDIC Deposit Insurance” below.

General

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the FDIC, the DFI, and the United States Department of the Treasury, or the Treasury.

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. For example, the U.S. House of Representatives has passed legislation that would, among other things, create a Consumer Financial Protection Agency that would have broad powers to regulate consumer financial services and products, create a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. The Federal Reserve has also issued proposed guidance on incentive compensation to ensure that banking organizations’ incentive compensation policies do not undermine the safety and soundness of their organizations. Future changes in the laws, regulations or polices that impact the Company or its successors and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

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

First California is required to obtain the FRB’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. Further, we are allowed to engage, directly or indirectly, only in banking and other activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pursuant to the GLBA, in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act, or the CRA.

First California’s securities are registered with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and listed on the NASDAQ Global Select Market. As such, First California is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the NASDAQ Stock Market, Inc.

First California is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial reports, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal controls over financial reporting.

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

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates. Various consumer laws and regulations also affect the Banks’ operations. Various consumer laws and regulations also affect the Banks’ operations, such as the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. These laws primarily protect depositors and other customers of the Bank, rather than First California or its stockholders.

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

Regulatory Capital Guidelines. Each of the Company and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1): Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2): Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3): Tier 3 capital includes qualifying unsecured subordinated debt.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$133,078	12.69%	$83,926	≥	8.00%
First California Bank	127,315	12.17%	83,669	≥	8.00%	$104,587	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	119,924	11.43%	41,963	≥	4.00%
First California Bank	114,198	10.92%	41,835	≥	4.00%	62,752	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	119,924	8.52%	56,324	≥	4.00%
First California Bank	114,198	8.08%	56,507	≥	4.00%	70,633	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2008
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$147,680	16.62%	$71,102	≥	8.00%
First California Bank	109,022	12.27%	71,110	≥	8.00%	$88,888	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	139,530	15.70%	35,551	≥	4.00%
First California Bank	100,873	11.35%	35,555	≥	4.00%	53,333	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	139,530	12.77%	43,699	≥	4.00%
First California Bank	100,873	9.26%	43,568	≥	4.00%	54,460	≥	5.00%

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by their holding companies, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

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

In February 2010, the Board of Directors of First California and the Federal Reserve Bank of San Francisco, or the Reserve Bank, entered into an informal agreement, or the informal agreement, between the Company and the Reserve Bank. The informal agreement requires the Board of Directors to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricts the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank.

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

Federal Deposit Insurance. The FDIC insures our customer deposits through the Deposit Insurance Fund, or the DIF, up to prescribed limits for each depositor. Pursuant to the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after June 30, 2010.

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

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. We recorded an expense of $668,000 during the quarter ended June 30, 2009 to reflect the special assessment.

On November 12, 2009, the FDIC adopted another final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 are based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was $9.4 million.

On October 16, 2008, the FDIC announced the TLGP. The final rule was adopted on November 26, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system through two limited guarantee programs: the Debt Guarantee Program, or DGP, and the Transaction Account Guarantee Program. Insured depository institutions and most U.S. bank holding companies are eligible to participate. Participation in both programs is voluntary and the Bank elected to participate in both parts of the TLGP. The DGP guarantees newly issued senior unsecured debt that is issued on or before June 30, 2009 and matures before June 12, 2012. Institutions participating in the DGP are charged a fee of 50 to 100 basis points for new unsecured issuances based on the term to maturity of the newly issued debt. As of the date of this report, the Bank has not issued any new debt under the DGP. The Transaction Account Guarantee Program guarantees the entire balance of non-interest bearing deposit transaction accounts (defined as transaction accounts bearing interest rates of 50 basis points or less), through December 31, 2009. Institutions participating in the Transaction Account Guarantee Program are charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. The Bank’s participation in the Transaction Account Guarantee Program ended on December 31, 2009.

FDIC insurance premiums increased significantly in 2009 compared to prior years and included a special assessment of $0.7 million. FDIC insurance expense was $2.9 million and $0.7 million in 2009 and 2008, respectively. FDIC insurance expense is estimated to be approximately $2.5 million in 2010.

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

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or the IMLAFATA, a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Treasury’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act and Fair Lending. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. The Bank’s compliance with the CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination.

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

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the Securities and Exchange Commission, (or “SEC”) and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

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

Safeguarding of Customer Information and Privacy. In 1970, the Federal Fair Credit Reporting Act, or the FCRA, was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The Fair and Accurate Credit Transaction Act, or the FACT Act, became law in 2003, effectively extending and amending provisions of the FCRA. The FACT Act created many new responsibilities for consumer reporting agencies and users of consumer reports. It contains many new consumer disclosure requirements as well as provisions to address identity theft.

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

Federal banking rules also limit the ability of banks and other financial institutions to disclose non-public information about consumers. Pursuant to these rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates. More specifically, the California Financial Information Privacy Act requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. The Act allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information.

Patriot Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, required financial institutions, including the Bank, to implement policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the Patriot Act. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

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

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is available on our website at www.fcalgroup.com and also upon request, at no charge. Requests for copies should be directed to: Investor Relations Department, 3027 Townsgate Road, Suite 300, Westlake Village, California 91361, telephone number (805) 322-9655. In the Corporate Governance section of our corporate website we have also posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee.

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

The global, U.S. and California economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease to deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings

Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program, or TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, the ARRA and the FDIC’s TLGP. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

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

Our investment securities portfolio is comprised mainly of U.S. government agency mortgage-backed securities, U.S. government agency and private-label collateralized mortgage obligations and municipal securities. At December 31, 2009, gross unrealized losses on our investment portfolio were $10.7 million. The majority of unrealized losses at December 31, 2009 were related to a type of mortgage-backed security also known as private-label collateralized mortgage obligations. As of December 31, 2009, the fair value of these securities was $25.5 million, representing 7 percent of our securities portfolio. We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $2.4 million at December 31, 2009. This unrealized loss is primarily caused by a severe disruption in the market for these securities.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for probable loan and lease losses. Our allowance for loan losses may not be adequate to cover actual loan and lease losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover probable losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

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

We conduct our banking operations primarily in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any further deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of California and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

A portion of the Company’s loan portfolio consists of construction and land development loans in Southern California, which have greater risks than loans secured by completed real properties.

At December 31, 2009, First California had outstanding construction and land development loans in Southern California in the amount of $86.6 million, representing 9% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Further disruptions in the real estate market could materially and negatively affect our business.

There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2009, approximately 74% of our loans are secured by real estate. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Given the current disruption in the financial markets and potential new regulatory initiatives, including the Obama administration’s recent financial regulatory reform proposal, new regulations and laws that may affect us are increasingly likely. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, the U.S. House of Representatives has passed legislation that would, among other things, create a Consumer Financial Protection Agency that would have broad powers to regulate consumer financial services and products, create a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. The Federal Reserve has also issued proposed guidance on incentive compensation to ensure that banking organizations’ incentive compensation policies do not undermine the safety and soundness of their organizations. Proposed laws, rules and regulations, or any other laws, rules or regulations may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business. In addition, it is likely that we will be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

We may incur impairments to goodwill.

We assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2009 the annual assessment resulted in the conclusion that goodwill was not impaired. A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate non-cash charge, which could have an adverse effect on our operating results and financial position.

We are a holding company and depend on our banking subsidiary for dividends, distributions and other payments.

We are a holding company that conducts substantially all our operations through our banking subsidiary, First California Bank. As a result, our ability to make dividend payments on our common and preferred stock and debt service payments depends upon the ability of First California Bank to make payments, distributions and loans to us. The ability of First California Bank to make payments, distributions and loans to us is limited by, among other things, its earnings, its obligation to maintain sufficient capital, and by applicable regulatory restrictions. For example, if, in the opinion of an applicable regulatory authority, First California Bank is engaged in or is about to engage in an unsafe or unsound practice, which could include the payment of dividends under certain circumstances, such authority may take actions requiring that First California Bank refrain from the practice. Additionally, under applicable California law, First California Bank generally cannot make any distribution (including a cash dividend) to its stockholder, us, in an amount which exceeds the lesser of: (1) the retained earnings of First California Bank and (2) the net income of First California Bank for its last three fiscal years, less the amount of any distributions made by First California Bank to its stockholder during such period. If First California Bank is not able to make payments, distributions and loans to us, we may not be unable to pay dividends on our common and preferred stock or make debt service payments.

The imposition of certain restrictions on our executive compensation as a result of our decision to participate in the CPP may have material adverse effects on our business and results of operations.

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

If we are unable to redeem the series B cumulative perpetual preferred stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $1.25 million annually) to 9.0% per annum (approximately $2.25 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the series B cumulative perpetual preferred stock could have a material negative effect on our liquidity and our earnings available to common stockholders.

Risks Related to Our Common Stock

Certain preferences and rights of preferred stockholders of First California may negatively affect the rights of holders of First California common stock.

First California’s certificate of incorporation authorizes its Board of Directors to issue up to 2,500,000 shares of preferred stock and to determine the rights, preferences, powers and restrictions granted or imposed upon any series of preferred stock without prior stockholder approval. The preferred stock that may be authorized could have preference over holders of First California common stock with respect to dividends and other distributions upon the liquidation or dissolution of First California. If First California’s Board of Directors authorizes the issuance of additional series of preferred shares having a voting preference over common stock, such issuances may inhibit or delay the approval of measures supported by holders of common stock that require stockholder approval and consequently may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. Accordingly, such issuance could substantially impede the ability of public stockholders to benefit from a change in control or change of our management and Board of Directors and, as a result, may adversely affect the market price of our common stock and the stockholders’ ability to realize any potential change of control premium.

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

Certain regulations and restrictions will affect our ability to declare or pay dividends and repurchase our shares.

As a result of our participation in the CPP, our ability to declare or pay dividends on any of our common stock has been limited. Specifically, we are not able to declare dividend payments on our common, junior preferred or pari passu preferred stock if we are in arrears on the dividends on our series B cumulative perpetual preferred stock. Further, we are not permitted to pay dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the series B cumulative perpetual preferred stock has been redeemed or transferred. In addition, our ability to repurchase our shares has been restricted. The Treasury’s consent generally will be required for us to make any stock repurchases until the third anniversary of the investment by the Treasury unless the series B cumulative perpetual preferred stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred stock may not be repurchased if we are in arrears on the series B cumulative perpetual preferred stock dividends to the Treasury.

In addition, in February 2010, the Board of Directors of First California and the Reserve Bank entered into the informal agreement between the Company and the Reserve Bank. The informal agreement requires the Board of Directors to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricts the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank.

Our ability to pay dividends to holders of our Common Stock may be restricted by Delaware law and under the terms of indentures governing the trust preferred securities we have issued.

Our ability to pay dividends to our stockholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued, and we may issue additional securities with similar restrictions in the future. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchase of Equity Securities-Dividends” in Part II of this Annual Report on Form 10-K for more information on these restrictions. In addition, our ability to pay any dividends to our stockholders is subject to the restrictions set forth under Delaware law. We cannot assure you that we will meet the criteria specified under these agreements or under Delaware law in the future, in which case we may not be able to pay dividends on our Common Stock even if we were to choose to do so.

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

Our common stock was designated for listing on the NASDAQ Global Market in March 2007 under the trading symbol “FCAL” and trading volumes since that time have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that stockholders will be able to sell their shares.

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

Concentrated ownership of our common stock creates risks for our stockholders, including a risk of sudden changes in our share price.

As of January 31, 2010, First California’s directors, executive officers and other affiliates of First California owned approximately 50% of First California’s outstanding common stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors, with respect to which stockholders are authorized to use cumulative voting, as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. Furthermore, a group of our large stockholders can also demand that we register their shares under certain circumstances. Any such increase in the number of our publicly registered shares may cause the market price of our common stock to decline or fluctuate significantly.

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

In February 2010, the Board of Directors of First California Financial Group, Inc. and the Reserve Bank entered into an informal agreement. The informal agreement restricts, among other things, the ability of the Company to declare or pay dividends or make any other capital distributions without the prior written approval of the Reserve Bank.

There may be future sales of additional Common Stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our Common Stock.

We are not restricted from issuing additional Common Stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Common Stock or preferred stock or any substantially similar securities. On March 3, 2010, a proposal was approved by our stockholders to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 25,000,000 shares to 100,000,000 shares. This increase in the number of our authorized shares of Common Stock provides us with the flexibility to consider and respond to future business opportunities and needs as they arise, including equity offerings, acquisitions, stock dividends, issuances under stock incentive plans and other corporate purposes. The market value of our Common Stock could decline as a result of sales by us of a large number of shares of Common Stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank leases approximately 21,900 square feet of space at Westlake Park Place, 3027 Townsgate Road, Westlake Village, California for its administrative headquarters. The lease term will expire in February 2019.

The Bank owns its former executive offices located at 1100 Paseo Camarillo, Camarillo, California. The building has approximately 5,100 square feet of space.

The Bank also leases approximately 13,900 square feet of space for administrative functions located at 1880 Century Park East, Los Angeles, California. The lease term will expire in May 2014. The Bank sublets approximately half of this space through the lease expiration in 2014.

The Bank owns its Camarillo Branch Office located at 1150 Paseo Camarillo, Camarillo, California. The building has approximately 9,000 square feet of space.

The Bank leases approximately 4,000 square feet of space for its Westlake Village Branch Office located at 32111 Agoura Road, Westlake Village, California. The lease term will expire in December 2014.

The Bank leases approximately 2,200 square feet of space for its Ventura Branch Office located at 1794 S. Victoria Avenue, Suite B, Ventura, California. The lease term will expire in May 2012.

The Bank leases approximately 1,700 square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease term will expire in March 2010.

The Bank leases approximately 3,850 square feet of space for its Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term will expire in October 2013 with two 5-year renewal options.

The Bank leases approximately 27,000 square feet of land for its Simi Valley Branch Office located at Simi Valley Towne Center, Simi Valley, California. The Bank owns the building which has approximately 5,000 square feet of space. The land lease term commenced in January 2006 and expires in 20 years.

The Bank leases approximately 1,900 square feet of space for its Century City Branch Office located at 1880 Century Park East, Los Angeles, California. The lease term will expire in June 2014.

The Bank leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Boulevard, Encino, California. The lease term will expire in May 2010.

The Bank owns its Torrance Branch Office located at 2200 Sepulveda Blvd., Torrance, California. The building has approximately 15,966 square feet of space.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space.

The Bank leases approximately 3,500 square feet of space for its Glendale Branch Office located at 505 North Brand Boulevard, Glendale, California. The lease has an initial term of five years and will expire in November 2013.

The Bank leases approximately 8,500 square feet of space for its Redlands Branch Office located at 218 East State Street, Redlands, California. The lease term will expire in July 2014.

The Bank leases approximately 5,100 square feet of space for its Brea Branch Office located at 10 Pointe Drive, Suite 130, Brea, California. The lease term will expire in May 2014.

The Bank leases approximately 7,000 square feet of space for its Escondido Branch Office located at 355 West Grand Avenue, Escondido, California. The lease term expired in December 2009 and is now a month to month lease.

The Bank leases approximately 4,500 square feet of space for its Palm Desert Branch Office located at 78-000 Fred Waring Drive, suite 100, Palm Desert, California. The lease term will expire in May 2014.

The Bank leases approximately 4,600 square feet of space for its Irwindale Branch Office located at 15622 Arrow Highway, Irwindale, California. The lease term will expire in May 2014.

The Bank leases approximately 5,000 square feet of space for its Temecula Branch Office located at 27645 Jefferson Avenue, Temecula, California. The lease term will expire in June 2012.

The Bank leased approximately 1,555 square feet of space for its former Costa Mesa Loan Production Office located at 3070 Bristol Street, Suite 160, Costa Mesa, California. The Bank vacated this space in February 2007 and relocated employees and equipment to the Irvine Branch Office. The lease term expired in February 2009.

The Bank leased approximately 1,500 square feet of space for its former Anaheim Hills Branch Office located at 168 S. Fairmont, Anaheim Hills, California. The Bank vacated this space in June 2009 and relocated employees and equipment to the Irvine and Brea Branch offices. The lease term expired in July 2009.

The Bank also leases approximately 3,100 square feet of space for its former El Segundo Branch Office located at 1960 E. Grand Avenue, El Segundo, California. The Bank closed this location in July 2008 and relocated employees and equipment to the Torrance Office Branch. The lease term will expire in January 2011. The Bank sublets this space through the lease expiration in 2011.

The Bank also leases approximately 3,478 square feet of space for its former Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The Bank vacated this facility in September 2008 and relocated the employees and equipment to its headquarters in Westlake Village. The lease term will expire in February 2011.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its owned and leased premises.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of First California began trading on the NASDAQ Global Select Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the NASDAQ Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for First California’s common stock from January 1, 2008 to December 31, 2009, as reported by NASDAQ. Because of the limited market for First California’s common stock, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2008
First Quarter	$9.25	$7.11
Second Quarter	9.15	5.50
Third Quarter	9.00	5.17
Fourth Quarter	8.60	4.71

2009
First Quarter	$7.75	$3.62
Second Quarter	8.45	3.89
Third Quarter	6.48	4.32
Fourth Quarter	5.05	2.50

At March 1, 2010, First California had 436 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

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

We do not currently expect to pay a cash dividend to our common stockholders in the foreseeable future. In February 2010, the Board of Directors of First California Financial Group, Inc. and the Reserve Bank entered into an informal agreement. The informal agreement restricts, among other things, the ability of the Company to declare or pay dividends or make any other capital distributions without the prior written approval of the Reserve Bank. We presently intend to retain earnings and increase capital in furtherance of our overall business objectives. We will periodically review our dividend policy in view of the operating performance of the company, and may declare dividends in the future if such payments are deemed appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2009 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	828,412	$7.95	476,630
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	828,412	$7.95	476,630

(1)	Includes the First California 2007 Omnibus Equity Incentive Plan, FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

On December 19, 2008, the Company sold and issued 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share par value $0.01 per share and a ten-year Warrant to purchase initially up to 599,042 of the Company’s common stock to the Treasury pursuant to the Company’s participation in the CPP. The terms of this issuance, the terms of exercise of the Warrant and the use of proceeds were disclosed in a Current Report on Form 8-K, as filed with the SEC on December 22, 2008, as amended on December 23, 2008.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fourth quarter of 2009.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking information about us; we intend such statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	a slowdown in construction activity;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	legislative or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•	the costs and effects of legal, accounting and regulatory developments;

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and individuals in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products and services through 17 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At December 31, 2009, we had consolidated total assets of $1.5 billion, total loans of $939.2 million, total deposits of $1.1 billion and shareholders’ equity of $157.2 million. A year ago, at December 31, 2008, we had consolidated total assets of $1.2 billion, total loans of $788.4 million, total deposits of $817.6 million and shareholders’ equity of $158.9 million. The increase in loans and deposits was due in part to the FDIC-assisted 1st Centennial Bank transaction.

On January 23, 2009, the Bank assumed $270 million of insured, non-brokered deposits of 1st Centennial Bank from the FDIC. Under the terms of the purchase and assumption agreement between the Bank and the FDIC, the Bank also purchased certain assets from the FDIC at the close of the transaction. The Bank paid cash consideration of $48.8 million to the FDIC for the assets acquired and liabilities assumed. We accounted for the FDIC-assisted 1st Centennial Bank transaction using the acquisition method of accounting; accordingly, our balance sheet includes the estimates of the fair value of the assets acquired and liabilities assumed. Our results of operations for the twelve months ended December 31, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the transaction.

For the year ended December 31, 2009, we had a net loss of $4.7 million compared to net income of $6.4 million for the year ended December 31, 2008. After dividend payments of $1.1 million on our Series B preferred shares, we incurred a loss per diluted common share of $0.50 for the 2009 year. Our net income for 2008 on a diluted per share basis was $0.54. There was no Series B preferred share dividend paid in 2008. The net loss for 2009 was due largely to the $16.6 million provision for loan losses. The provision for loan losses was $1.2 million for 2008.

Critical Accounting Policies

We base our discussion and analysis of our consolidated results of operations and financial condition on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies and estimates.

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loans against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible based on our evaluation of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $16.5 million at December 31, 2009 and was $8.0 million at December 31, 2008.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. We establish a valuation allowance when we determine that the realization of income tax benefits may not occur in future years. There were net deferred tax assets of $6.0 million at December 31, 2009 and $2.6 million at December 31, 2008. There were no valuation allowances at either year-end.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, we recognize the unrealized gains or losses directly in current period earnings. In December 2009, the Company purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on the Company’s $10.3 million junior subordinated debentures. Our 2009 fourth quarter effectiveness assessment indicated that this instrument was effective. For 2008, we recognized unrealized gains and losses related to the ineffective portion of our interest rate swaps. We terminated the interest rate swap contracts in 2008.

For 2008, we also had an interest rate floor for which we did not designate a hedging relationship. Accordingly, we recognized all changes in fair value of the interest rate floor directly in current period earnings. The interest rate floor contract expired in December 2008.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate impairment may potentially exist. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.

At December 31, 2009, we had goodwill of $60.7 million. We recognized goodwill in connection with the Merger in 2007 and the FDIC-assisted 1st Centennial Bank transaction in 2009. We consolidated all operations under First California Bank at the time of each transaction; accordingly, we performed our goodwill impairment analysis on a consolidated or single unit basis.

The first step of our analysis compared the fair value of the Company to the carrying amount of the Company, including goodwill. At December 31, 2009, the measurement date, the carrying amount of the Company was $157.2 million. We used various approaches to estimate the fair value of the Company as described below:

Market Approach—Publicly Traded Companies—This approach considers the fair value of the Company based on observed, traded values of similar companies. We identified 15 publicly traded financial institutions to serve as guideline companies based on size, geography and performance metrics. We made an adjustment for a control premium, or the price at which a willing buyer and seller would complete a transaction. We assigned a weighting of 40 percent to this methodology.

Market Approach—Recent Transactions—This approach considers the fair value of the Company based on observed, key pricing multiples arising from similar control transactions using recent transactions. We assigned no weighting to this methodology because there were too few recent transactions with any similarity to the Company.

Market Price Analysis—This approach considers the trading price of the Company as of the valuation date and adjusts for a control premium. We listed our common stock on the NASDAQ Global Market under the trading symbol “FCAL” and our trading volumes have been modest since the Merger. The limited trading for our common stock, we believe, causes exaggerated fluctuations in the market value of our common stock, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. We used this method as a benchmark to the valuation performed in the Income approach below and was not a direct component of the valuation.

Income Approach—Discounted Cash Flow Method—This approach considers the present value of the Company’s expected future cash flows. We believe this approach is the most theoretically correct method of valuation since it explicitly considers the future benefits associated with owning the business. We estimated our three-year future free cash flow and then discounted these to a present value at a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. We also estimated the residual or terminal free cash flow at the end of the projection period and discounted this to a present value. We assigned a weighting of 60 percent to this methodology.

Based on this analysis, we determined that the carrying value of goodwill exceeded its fair value and therefore indicated a potential impairment. We estimated the fair value of goodwill in the same manner as used in determining goodwill in a business combination. That is, we estimated the fair value of the Company’s assets and liabilities and then compared these to the fair value determined above. The excess of the fair value of the Company over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill as of the measurement date.

The following provides a summary of the valuation methodology we used in determining the fair values of major tangible assets, intangible assets and liabilities. We believe these methodologies are consistent with industry practices:

Securities—valued in the same manner as presented on our balance sheet.

Loans—We divided loans into three major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) impaired loans. We estimated the fair value of impaired loans and loans that mature or re-price within three months at their carrying value. We used a discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount.

Deposits and borrowings with maturities—We used a discounted cash flow methodology to estimate the fair value of our certificates of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances and junior subordinated debentures. The discount rate for certificates of deposits considered published retail and brokered rates as of the measurement date. The discount rate for securities sold under agreements to repurchase and Federal Home Loan Bank advances considered published rates as of the measurement date. The discount rate for our junior subordinated debentures considered comparable rates from recent and comparable issuances.

Core deposit intangibles—Core deposits for this analysis were checking, savings and money market deposits. The value ascribed to the core deposit base is equal to the present value of the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base. The cost of maintaining the existing core deposit base includes both the interest cost associated with the deposit and net maintenance costs (i.e., FDIC insurance, opportunity cost of reserve requirements, less service charge income and other deposit related revenue). We assumed the cost of alternative funding to be equivalent to brokered CD rates for deposit equivalent durations as of the measurement date. The discount rate considered the relative risk of achieving the projected cash flows and the time value of money.

Based on the results of this analysis, we concluded that the implied fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2009.

A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slow growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate non-cash charge, which could have a material adverse effect on our operating results and financial position; however, such non-cash charge would have no affect on our cash balances, liquidity or regulatory risk-based capital ratios.

We also undertake an impairment analysis on our debt and equity securities each quarter. When we do not intend to sell, and it is more-likely-than-not that we are not required to sell, a debt security before recovery of its cost basis, we separate other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. We recognize in earnings the amount of the other-than-temporary impairment related to credit loss. We recognize in other comprehensive income the amount of other-than-temporary impairment related to other factors. Our assessment of other-than-temporary declines in fair value considers the duration the debt security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the debt security, and the long-term financial outlook of the issuer. In addition, we consider the expected future cash flows of the debt security and our ability and intent on holding the debt security until the fair values recover.

For 2009, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. In addition, we recognized other-than-temporary impairment of $0.4 million on a $1.0 million community development-related equity investment.

Results of Operations—for the two years ended December 31, 2009

Net interest income

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

Our net interest income for 2009 was $45.1 million, up 10 percent from $40.8 million last year. The increase in our net interest income reflects the increase in our interest-earning assets from the FDIC-assisted 1st Centennial Bank transaction and from the growth in our lending activities. Average interest-earning assets for 2009 were $1.29 billion, up 28 percent from $1.01 billion for 2008. The stability of core deposits assumed in the transaction along with new and expanded deposit relationships allowed us to fund this growth with lower-costing interest-bearing and noninterest-bearing deposits. Average interest-bearing deposits for 2009 increased to $800.0 million from $568.2 million, up 41 percent from last year. Average noninterest-bearing deposits increased 51 percent to $288.9 million for 2009 from $190.9 million for 2008.

Our net interest margin (on a taxable equivalent basis) was 3.53% for 2009 compared with 4.08% for 2008. The decrease in our net interest margin reflects the effect of lower yields on loans and higher levels of lower-yielding securities and federal funds sold. The yield on average loans for 2009 was 5.70% compared with 6.56% last year. The decline in our loan yield reflects the higher levels of nonaccrual loans, lower levels of higher-yielding construction and land loans and the decline in the general level of interest rates. Lost interest income from loans on nonaccrual status was $2.1 million for 2009 compared with $0.5 million for 2008. Construction and land loans declined 35 percent to $86.6 million at year-end 2009 from $133.1 million at year-end 2008. The average Wall Street Journal prime interest rate was approximately 3.25% for all of 2009 compared with 5.01% for 2008. The yield on average securities for 2009 was 4.52% compared with 5.44% a year ago. Average securities and cash equivalents were 29 percent of average interest earning assets for 2009 compared with 22 percent for 2008. The reduction in the cost of interest-bearing deposits and borrowings partially offset the effects of lower yields on interest-earning assets. The rate paid on interest-bearing deposits declined to 1.52% for 2009 from 2.36% for last year. The rate paid on all interest-bearing liabilities for 2009 fell to 2.02% from 2.84% a year ago.

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Loans (2)	$920,272	$52,439	5.70%	$785,371	$51,521	6.56%	$683,074	$56,389	8.26%
Securities	281,960	12,086	4.52%	221,623	11,684	5.44%	176,259	9,236	5.40%
Federal funds sold and deposits with banks	86,415	416	0.48%	2,774	30	1.08%	13,385	125	0.93%

Total earning assets	1,288,647	64,941	5.08%	1,009,768	63,235	6.26%	872,718	65,750	7.57%

Non-earning assets	154,231			125,069			74,318

Total average assets	$1,442,878			$1,134,837			$947,036

Interest bearing checking	$78,581	235	0.30%	$47,526	215	0.45%	$39,186	$328	0.84%
Savings and money market	276,097	3,007	1.10%	204,351	3,627	1.77%	223,509	7,185	3.21%
Certificates of deposit	445,293	8,889	2.00%	316,334	9,555	3.02%	248,115	10,808	4.36%

Total interest bearing deposits	799,971	12,131	1.52%	568,211	13,397	2.36%	510,810	18,321	3.59%

Borrowings	155,252	5,924	3.82%	194,424	7,301	3.76%	106,704	5,509	5.16%
Junior subordinated debentures	26,727	1,832	6.85%	26,675	1,755	6.58%	25,057	1,676	6.69%

Total borrowed funds	181,979	7,756	4.25%	221,099	9,056	4.10%	131,761	7,185	5.45%

Total interest-bearing liabilities	981,950	19,887	2.02%	789,310	22,453	2.84%	642,571	25,506	3.97%

Noninterest checking	288,893			190,939			193,630
Other liabilities	11,711			15,901			9,235
Shareholders’ equity	160,324			138,687			101,498

Total liabilities and shareholders’ equity	$1,442,878			$1,134,837			$946,934

Net interest income		$45,054			$40,782			$40,244

Net interest margin (tax equivalent) (1)			3.53%			4.08%			4.64%

(1)	Includes tax equivalent adjustments related to tax-exempt income on securities.
(2)	Yields and amounts earned on loans include loan fees of ($0.1) million, $0.8 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2009 vs 2008			2008 vs 2007
	Increase (Decrease) due to:		Net Increase (Decrease)	Increase (Decrease) due to:		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Interest on Federal funds sold and deposits with banks	$905	$(519)	$386	$6	$(101)	$(95)
Interest on securities	3,181	(2,779)	402	2,732	(284)	2,448
Interest on loans (2)	8,850	(7,932)	918	8,483	(13,351)	(4,868)

Total interest income	12,936	(11,230)	1,706	11,221	(13,736)	(2,515)

Interest Expense:
Interest on deposits	5,464	(6,730)	(1,266)	2,432	(7,356)	(4,924)
Interest on borrowings	(1,471)	94	(1,377)	4,279	(2,487)	1,792
Interest on junior subordinated debentures	3	74	77	109	(30)	79

Total interest expense	3,996	(6,562)	(2,566)	6,820	(9,873)	3,053

Net interest income	$8,940	$(4,668)	$4,272	$4,401	$(3,863)	$538

(1)	The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

We significantly increased the provision for loan losses for the year ended December 31, 2009 to $16.6 million compared with $1.2 million for the year ended December 31, 2008. The increase in the provision and the related allowance for losses reflects our assessment of, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs. In addition, we considered changes in the value of collateral supporting our loans, changes in local and regional economic and business conditions and the judgment of information available to the bank regulatory agencies at the conclusion of their examination.

Noninterest income

Noninterest income was $10.0 million for 2009 compared with $5.4 million for 2008.

Service charges on deposit accounts were $4.2 million for 2009, up 54 percent from $2.8 million for 2008. The increase in service charges on deposit accounts deposit reflects the increase in our core deposit base, the effect of six additional branches from the FDIC-assisted 1st Centennial Bank transaction, and more customers using our cash management services.

We reduced our staffing in our Commercial Mortgage Division in the first quarter of 2008 due to decreased demand for commercial and multifamily mortgage loans in the secondary markets. We further reduced our staffing in the third quarter of 2009 in light of the continued low demand for these loans in the secondary market. As a result, we did not sell any loans in 2009. We originated and sold $19.9 million of commercial and multifamily mortgages in 2008. Gains from these sales were $17,000. Commissions received on brokered commercial and multifamily mortgages were $70,000 in 2009 compared with $208,000 in 2008. Similarly, due to continued low demand in the SBA secondary markets, we reduced staffing in our SBA department. We did not originate and sell any SBA 7a loans in 2009. In 2008, we originated and sold $3.8 million of SBA 7a loans. Gains from these sales were $158,000. We did not broker or receive any commissions on SBA 504 loans in 2009. In 2008, SBA 504 loan commissions were $69,000. We do not expect the demand for commercial and multifamily mortgage loans or SBA loans in the secondary markets will increase in the near term.

We repositioned our securities portfolio during the second half of 2009 by selling $176.4 million of mortgage-related securities and municipal securities and re-investing the proceeds into U.S. Treasury notes and bills and U.S. government agency notes. For all of 2009 we sold $244.1 million of securities and net gains from the sales of these securities were $6.5 million. There was no comparable activity for 2008. We believe these actions shortened the duration, increased the liquidity and reduced the risk of our securities portfolio. We also believe we have enhanced our ability to increase interest-earning loan assets in future periods.

We recognized impairment losses on private-label collateralized mortgage obligations of $1.1 million for 2009. In addition, we recognized an impairment loss of $0.4 million on a $1.0 million community development-related equity investment. There were no impairment losses for 2008. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be impairment losses in future periods.

We estimated the effectiveness of our interest rate swaps in off-setting changes in cash flow of hedged items and determined that a portion of these instruments were ineffective for 2008. We recognized the unrealized gains and losses related to the ineffective portion of our interest rate swaps in noninterest income. We also had an interest rate floor for which we did not designate a hedging relationship and we recognized all changes in fair value of the interest rate floor directly in current period earnings. For 2008, we recognized gains of $1.0 million, all related to the ineffective interest rate swaps and the non-hedged interest rate floor. We terminated the interest rate swap contracts in the second quarter of 2008 and the interest rate floor contract expired in December 2008.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2009	2008
	(in thousands)
Service charges on deposit accounts	$4,233	$2,756
Earnings on cash surrender value of life insurance	437	424
Commissions on brokered loans	70	277
Net gain on sale of loans	—	175
Net gain (loss) on sale of securities	6,469	(22)
Net servicing fees	84	87
Impairment loss on securities	(1,507)	—
Gain on derivatives	—	1,042
Other income	248	642

Total noninterest income	$10,034	$5,381

Noninterest expense

Our noninterest expense for 2009 was $46.9 million up 33 percent from $35.1 million for 2008. The increase in noninterest expense for reflects the growth in the number of offices and the number of employees arising from the FDIC-assisted 1st Centennial Bank transaction as well as several other items, most notably FDIC insurance premiums. The number of offices has grown from 12 in 2008 to 17 in 2009. The number of our full-time equivalent employees also has grown from 207 at the end of 2008 to 243 at the end of 2009.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2009	2008
	(in thousands)
Salaries and employee benefits	$20,867	$18,526
Premises and equipment	6,538	4,813
Data processing	2,403	1,313
Legal, audit, and other professional services	2,719	1,962
Printing, stationary, and supplies	757	691
Telephone	986	752
Directors’ fees	521	434
Advertising and marketing	1,380	1,324
Postage	245	199
Insurance and regulatory assessments	3,376	1,230
Loss on and expense of foreclosed property	1,563	28
Market value loss on loans held-for-sale	709	—
Amortization of intangible assets	1,626	1,190
Other expenses	3,166	2,643

Total noninterest expense	$46,856	$35,105

In addition to the growth in branches and personnel, for 2009 we also incurred costs of approximately $774,000 associated with the FDIC-assisted 1st Centennial Bank transaction. These costs represent transitional personnel, legal and professional services as well as data processing, postage, supplies, stationary and other expenses attendant to the conversion and integration of 1st Centennial. We completed the system conversion and integration of 1st Centennial in the 2009 second quarter.

In the 2009 third quarter, in response to the continuing economic recession and current business activity levels, we reduced our workforce by approximately 10 percent. We expect personnel expenses will fall approximately $2.2 annually because of this action. We incurred separation expenses of approximately $235,000 in the 2009 third quarter.

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

The FDIC charged all institutions a special insurance assessment in 2009. Our special assessment was $668,000. The insurance and regulatory assessments expense shown above for 2009 includes the FDIC special assessment. The FDIC also implemented a rule requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, and 2012 on December 30, 2009. Our prepaid assessment was $9.4 million. In addition, the FDIC increased regular insurance premiums. With a larger deposit base and increased premiums, our regular FDIC insurance expense for 2009 was $2.2 million compared with $0.7 million for 2008. We do not anticipate any further special assessments or prepaid assessments; however, we cannot assure you that the FDIC will not increase assessment rates in future periods.

We determined in the second quarter of 2009 not to pursue the sale of $31.2 million of loans previously classified as held-for-sale and returned these performing, multifamily mortgage loans to our regular portfolio. We recognized a market loss of $709,000 in noninterest expense to reduce our carrying value to the lower of cost or market value.

We acquired real estate through foreclosures and sold previously foreclosed upon real estate in 2009. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $1.6 million for 2009 compared with $28,000 for 2008. In the fourth quarter of 2009, we recognized a loss of $1.1 million to reduce the carrying value of one property to its recently appraised fair value less estimated costs of disposal.

Our efficiency ratio was 93 percent for 2009 compared with 73 percent for 2008. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The increase in our efficiency ratio reflects the increase in personnel and offices related to the FDIC-assisted 1st Centennial Bank transaction and the time lag between the recognition of these costs and the revenue from the full deployment of the newly acquired liquid assets. In addition, 2009 noninterest expenses included integration and conversion costs associated with the transaction, the market loss on loans, the FDIC special insurance assessment as well as the expenses related to foreclosed property. Net interest income for 2009 includes the effect of lost interest income on nonaccrual loans and noninterest income includes the impairment loss on securities.

Income taxes

The income tax benefit was $3.8 million for 2009 compared with a provision of $3.5 million for 2008. The effective tax rate was 44.6 percent for 2009 compared with 35.7 percent for 2008.

The combined federal and state statutory rate for 2009 and 2008 was 42.05 percent. The effective tax benefit for 2009 approximated the combined federal and state statutory tax rate because there were little exclusions from taxable income. The effective tax rate for 2008 was less than the combined statutory tax rate because we exclude from taxable income interest income on municipal securities and the earnings on the cash surrender value of life insurance.

Financial Position — December 31, 2009 compared with December 31, 2008

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

Home mortgages and home equity loans and lines of credit use first or second trust deeds on a borrower’s real estate property, typically their principal residence, as collateral. These loans depend on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Generally, home mortgages involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. General economic conditions and local supply and demand, however, affect home real estate values. Installment loans and credit card lines also depend on a person’s ability to pay principal and interest on a loan in a regular manner; however, generally these are unsecured loans or, if secured, the collateral value can rapidly decline, as is the case for automobiles. A person’s ability to service debt is highly dependent upon their continued employment or financial stability. Job loss, divorce, illness and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

We obtain appraisals when extending credit for real estate secured loans as follows:

1.	All business loans in excess of $1,000,000 where real estate will be taken as collateral but where the sale or rental of the real estate is not the primary source of repayment;

2.	All business loans in excess of $250,000 where real estate will be taken as collateral and where the sale or rental of the real estate is the primary source of repayment; and

3.	All other real estate secured loans in excess of $250,000.

All real estate secured loans, at the time of origination, renewal or extension, require a current appraisal. A current appraisal is an appraisal with an “as of’ date not more than six months before the date of funding or renewal or extension. We also obtain updated appraisals when the useful life of the appraisal ceases. Under the Uniform Standards of Professional Appraisal Practice guidelines, the useful life of an appraisal, regardless of the dollar amount, is the life of the loan. However, useful life ends when (a) there has been a deterioration in the borrower’s performance and there is an increasing likelihood of a forced liquidation of the property and the existing appraisal is older than two years old, or (b) there has been deterioration in the property’s value due to a significant depreciation in local real estate values, lack of maintenance, changes in zoning, environmental contamination or other circumstances.

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

We manage credit risk through Board approved policies and procedures. At least annually, the Board reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. The Directors’ Loan Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Total loans, excluding loans held for sale, increased 19 percent to $939.2 million at December 31, 2009 from $788.4 million at December 31, 2008. Loan growth is primarily the result of strong commercial and real estate lending in our immediate market areas and the $101 million of loans acquired in the FDIC-assisted 1st Centennial Bank transaction.

The following table presents our portfolio of loans:

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial mortgage	$381,334	$302,016	$295,496	$141,741	$121,641
Commercial loans and lines of credit	235,849	228,958	189,638	105,574	89,261
Multifamily mortgage	138,548	51,607	34,198	17,602	18,663
Construction and land development	86,609	133,054	148,101	82,954	91,783
Home mortgage	51,036	45,202	46,193	8,206	9,970
Home equity loans and lines of credit	40,122	22,568	22,519	2,493	342
Installment & credit card	5,748	5,016	10,034	7,148	6,898

Total loans	939,246	788,421	746,179	365,718	338,558
Allowance for loan losses	(16,505)	(8,048)	(7,828)	(4,740)	(4,468)

Loans, net	$922,741	$780,373	$738,351	$360,978	$334,090

Loans held-for-sale	$—	$31,401	$11,454	$—	$—

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

Loans held-for-sale at December 31, 2008 represented performing multifamily residential loans originated from January 2008 to December 2008 at interest rates that approximated market rates. In the first quarter of 2009, we identified two prospective buyers for these loans and they undertook their purchase due diligence shortly after year-end. We accepted a bid from one of these buyers in March subject to completion of due diligence. This prospective buyer aggregates loans and re-sells them to FNMA. Subsequent to accepting the bid, FNMA changed its underwriting and documentation standards and, while we did work with the prospective buyer and our borrowers to meet these new standards, we ultimately determined not to pursue the sale and returned these performing, multifamily mortgage loans to our regular loan portfolio. Even though these loans are performing, buyers in the current marketplace would require a yield higher than the current interest rates on these loans. We recognized a market value loss of $709,000 in noninterest expense for the second quarter of 2009 to write down these loans to the lower of cost or market value.

Commercial mortgage loans, the largest segment of our portfolio, were 41 percent of total loans at December 31, 2009, up from 38 percent at December 31, 2008. We had approximately 371 commercial mortgage loans with an average balance of $1,031,000. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial/warehouse, office, and retail. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura counties. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by county	At December 31, 2009	At December 31, 2008
	(in thousands)
Southern California
Los Angeles	$195,306	$154,669
Orange	30,954	31,808
Ventura	93,899	87,770
Riverside	21,148	8,549
San Bernardino	17,518	9,834
Santa Barbara	236	236
San Diego	15,555	2,966

Total Southern California	374,616	295,832

Northern California
Alameda	319	342
Contra Costa	408	434
Fresno	2,479	2,512
Imperial	369	—
Kern	1,037	1,115
Madera	550	561
Placer	625	635
Sacramento	358	—
Solano	278	285
Tulare	295	300

Total Northern California	6,718	6,184

Total commercial mortgage loans	$381,334	$302,016

The following table shows the distribution of our commercial mortgage loans by property type at December 31, 2009 and 2008.

Commercial mortgage loans by property type	At December 31, 2009	At December 31, 2008
	(in thousands)
Industrial/warehouse	$90,379	$60,171
Office	87,923	59,183
Retail	70,140	57,799
Self storage	20,024	10,081
Mixed use	18,292	9,334
Hotel	13,955	14,522
Medical	11,469	15,174
Assisted living	11,332	11,478
Restaurant	9,584	11,636
All other	48,236	52,638

Total commercial mortgage loans	$381,334	$302,016

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt-service-coverage ratio of 1.25. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 60 percent and the minimum debt-service-coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. These criteria may become more stringent depending on the type of property. The weighted average loan-to-value ratio of our commercial real estate portfolio was 57.6 percent and the weighted average debt-service-coverage ratio was 1.57 at December 31, 2009. At December 31, 2008, the weighted-average loan-to-value ratio was 58.5 percent and debt-service-coverage ratio was 1.52 for our commercial mortgage loan portfolio. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans. At December 31, 2009, commercial loans were 25 percent of total loans, down from 29 percent at December 31, 2008. We had approximately 741 commercial loans with an average balance of $317,000. Unused commitments on commercial loans were $88.8 million at December 31, 2009 compared with $103.5 million at December 31, 2008. Working capital, equipment purchases and business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. Additionally, these loans may also have partial guarantees from the U.S. Small Business Administration (“SBA”) or other federal or state agencies. Diversified business sectors with the largest sectors in information, services and real estate make-up our commercial loan portfolio. Below is a table of our loans by business sector.

Commercial loans by industry/sector	At December 31, 2009	At December 31, 2008
	(in thousands)
Information	$62,086	$55,510
Services	61,629	56,298
Real Estate	51,714	54,200
Trade	26,119	24,865
Manufacturing	16,141	10,620
Healthcare	12,566	13,731
Transportation and Warehouse	5,562	8,796
Other	32	4,938

Total commercial loans	$235,849	$228,958

We underwrite commercial loans with maturities not to exceed seven years and we generally require full amortization of the loan within the term of the loan. We generally underwrite working capital lines for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Third-party vendors perform field audits for our accounts receivable and inventory financing revolving lines of credit. The maximum advance rate for accounts receivable is 80 percent and the maximum advance rate for eligible inventory is 25 percent.

Construction and land development loans were 9 percent of total loans at December 31, 2009 down from 17 percent at December 31, 2008. At December 31, 2009, we had approximately 30 projects with an average commitment of $2,967,000. Construction loans represent single-family, multi-family and commercial building projects. The decline in construction and land loans since the end of 2008 reflects principally the successful completion and sale of projects as well as the general reduction in new business activity. At December 31, 2009, 26 percent of these loans or $22.3 million represent single-family residential construction projects, 5 percent or $4.7 million were multi-family residential construction projects, and 43 percent, or $37.3 million were commercial projects. The remaining 26 percent or $22.3 million were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the appraised value. For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 70.7 percent at December 31, 2009 and 62.5 percent at December 31, 2008. The change in the loan-to-value ratio reflects the change in the composition of the underlying projects and the general decline in value as evidenced by recent appraisals. At December 31, 2009, we have six construction loans for which we capitalize interest income. Capitalized interest income for the twelve months ended December 31, 2009 was $267,000 for these six loans. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economic trends for evidence of deterioration in real estate values. Below is a table of our construction and land loans by county.

	At December 31, 2009		At December 31, 2008
Construction/land loans by county	Commitment	Outstanding	Commitment	Outstanding
	(in thousands)
Los Angeles	$42,657	$35,272	$91,254	$66,390
Orange	7,157	6,894	8,550	3,650
Ventura	55,896	40,459	56,101	50,290
Riverside	4,054	3,984	2,984	2,958
San Bernardino	—	—	414	417
San Diego	—	—	736	738
Santa Barbara	—	—	8,611	8,611

Total construction	$109,764	$86,609	$168,650	$133,054

We are mindful of the recent developments in our marketplace and supplemented our regular monitoring practices. We regularly update project appraisals, re-evaluate estimated project marketing time and re-evaluate the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves). We also re-evaluate the project sponsor’s ability, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, the project sponsor has made payments to us from their general resources or the project sponsor placed with us the proceeds from a portion of the project sale. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 15 percent of total loans at December 31, 2009 up from 7 percent at December 31, 2008. We had approximately 160 multifamily loans with an average balance of $868,000. Apartments mostly located in our six-county market area serve as collateral for our multifamily loans. We reclassified $31.2 million of performing multifamily loans, the entire amount of our loans held-for-sale, to loans in the second quarter of 2009. These multifamily loans were located in Los Angeles, Orange and Ventura counties. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value ratio was 60.2 percent and the weighted average debt-service-coverage ratio was 1.29 for our multifamily portfolio at December 31, 2009. A year ago, the weighted average loan-to-value ratio was 58.7 percent and the weighted average debt-service-coverage ratio was 1.25 percent. Below is a table of our multifamily mortgage loans by county.

Multi-family mortgage loans by county	At December 31, 2009	At December 31, 2008
	(in thousands)
Southern California
Los Angeles	$93,433	$15,574
Orange	17,236	17,774
Ventura	7,590	3,842
San Bernardino	4,030	3,925
San Diego	5,065	3,016

Total	127,354	44,131

Northern California
Alameda	797	806
Calaveras	1,373	1,387
Fresno	251	256
Kern	2,679	—
Merced	671	681
Monterey	384	388
Mono	231	235
San Francisco	1,346	1,363
San Luis Obispo	499	504
Santa Barbara	1,131	—
Santa Clara	702	711
Santa Cruz	1,130	1,145

Total	11,194	7,476

Total multifamily mortgage loans	$138,548	$51,607

The table below illustrates the distribution of our loan portfolio by loan size at December 31, 2009. We distribute all loans by loan balance outstanding except construction and land loans, which we distribute by loan commitment. At year-end 2009, one-third of our loans were less than $1 million; three-quarters of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	December 31, 2009
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $23,000,000
Commercial mortgage	11%	14%	32%	12%	24%	7%
Commercial loans and lines of credit	26%	12%	33%	9%	8%	12%
Construction and land development	3%	3%	11%	27%	26%	30%
Multifamily mortgage	12%	31%	40%	2%	15%	0%
Home mortgage	29%	23%	21%	0%	27%	0%
Home equity loans and lines of credit	37%	21%	23%	19%	0%	0%
Installment & credit card	88%	12%	0%	0%	0%	0%

Totals	17%	16%	30%	11%	18%	8%

The following table presents the scheduled maturities of fixed and adjustable rate loans.

	December 31, 2009
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loans
Commercial mortgage	$28,307	$86,360	$39,364	$154,031
Multifamily mortgage	1,934	1,172	11,861	14,967
Commercial loans and lines	52,524	35,754	5,953	94,231
Construction and land	8,452	4,051	—	12,503
Home mortgage	8,878	8,416	8,683	25,977
Home equity loans	1,581	10,700	878	13,159
Installment & credit card	969	1,431	51	2,451

Total fixed rate loan maturities	102,645	147,884	66,790	317,319

Adjustable rate loans
Commercial mortgage	29,988	52,924	144,391	227,303
Multifamily mortgage	1,275	14,744	107,562	123,581
Commercial loans and lines	79,351	45,204	17,030	141,585
Construction and land	69,701	4,405	—	74,106
Home mortgage	4,842	2,271	17,946	25,059
Home equity loans	7,284	6,289	13,391	26,964
Installment & credit card	1,599	603	1,127	3,329

Total adjustable rate loan maturities	194,040	126,440	301,447	621,927

Total maturities	$296,685	$274,324	$368,237	$939,246

Allowance for Loan Losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans — construction, commercial mortgage, multifamily mortgage and home mortgage — by the time their principal or interest becomes 120 days delinquent unless the loan is well-secured and in the process of collection. We also charge-off consumer loans by the time they become 90 days delinquent unless the loan is well-secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of collateral. In those cases where the collateral value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual loans to identify specific probable losses and assigns estimated loss factors to specific groups or types of loans to calculate possible losses. In addition, we estimate the probable loss on previously accrued but unpaid interest. We refer to these as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. We refer to these as qualitative considerations.

Our year-end 2009 evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. More specifically, we revised upward, in the first and fourth quarters of 2009, our estimated loss factors for our qualitative considerations. We also revised upward in the fourth quarter our estimated loss factors for our quantitative considerations. Our reasons are as follows.

We considered the increased trend in the level of our delinquencies, nonaccrual loans and loan charge-offs. Total past due loans and nonaccrual loans increased to $54.8 million at December 31, 2009 from $49.6 million at September 30, 2009, $27.2 million at June 30, 2009, $14.8 million at March 31, 2009, and $11.5 million at December 31, 2008. Foreclosed property increased to $4.9 million at December 31, 2009 compared to $0.3 million at December 31, 2008. Net loan charge-offs increased to $8.2 million, or 0.89% of average loans for the year ended December 31, 2009 compared to $0.9 million, or 0.12% of average loans for the year ended December 31, 2008.

We considered the prolonged marketing time and declining sales prices for our completed construction loan portfolio. Our construction and land loan portfolio was 9 percent of total loans at December 31, 2009 compared with 17 percent at December 31, 2008. While this loan portfolio declined principally from successful marketing and sales efforts, the continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

We considered our entry into a new market area with new lending personnel arising from the FDIC-assisted 1st Centennial Bank transaction. This market area has experienced severe declines in real estate values, a large number of business and personal bankruptcies and several bank failures. We evaluated the credit risk of the loans acquired in the transaction and the loans originated since the transaction using the same standards as for our other loans; however, we are mindful that the difficulties confronting businesses in this new market area may adversely affect these loans.

Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

As a result, we increased the allowance for loan losses to $16.5 million at December 31, 2009 from $8.0 million at December 31, 2008. The provision for loan losses was $16.6 million for the year ended December 31, 2009, compared with $1.2 million for the year ended December 31, 2008. The ratio of the allowance for loan losses to loans was 1.76 percent at December 31, 2009 compared with 1.02 percent at December 31, 2008.

Due to the current economic climate, we do not anticipate that delinquency trends, nonaccrual loan levels, and net loan charge-offs will return to our 2005 to 2008 historical experience. As such, we anticipate our provision for loan losses will change from quarter to quarter based on our determination of the adequacy of the allowance for loan losses at each period end.

We believe that our allowance for loan losses was adequate at December 31, 2009 and 2008. The determination of the allowance for loan losses, however, is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Beginning balance	$8,048	$7,828	$4,740	$4,468	$3,511
Balance acquired in purchase	—	—	3,554	—	—
Provision (credit) for loan losses	16,646	1,150	—	248	(84)
Loans charged-off	(8,580)	(1,075)	(567)	(55)	(10)
Transfer to undisbursed commitment	—	—	—	62	(165)
Recoveries on loans charged-off	391	145	101	17	1,216

Ending balance	$16,505	$8,048	$7,828	$4,740	$4,468

Allowance to loans	1.76%	1.02%	1.05%	1.30%	1.32%
Net loans charged-off (recovered) to average loans	0.89%	0.12%	0.07%	0.01%	(0.38%)

The following table presents the net loan charge-offs (recoveries) by loan type for the periods indicated.

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
	(in thousands)
Construction	$853	$13
Home mortgage	1,210	—
Commercial loans & lines	4,537	332
Commercial mortgage	1,599	19
Consumer	(10)	566

Total	$8,189	$930

Net loan charge-offs for the year ended December 31, 2009 were $8.2 million compared with $0.9 million for the prior year. A significant portion of our 2009 net loan charge-offs are related to one loan relationship that had a $2.0 million owner-occupied commercial mortgage and $5.4 million of secured business loans, wherein the borrower abruptly discontinued business. We realized $3.6 million of loan charge-offs on this loan relationship in the second half of 2009: $3.1 million related to the secured business loans and $0.5 million related to the owner-occupied commercial mortgage loan. In addition, we realized a $0.5 million charge-off on a $1.8 million nonaccrual commercial mortgage loan on which we began foreclosure in the third quarter of 2009. Also during 2009, we realized $1.2 million of loan charge-offs related to seven home mortgage loans. We purchased 110 home mortgage loans in 2005, 2006 and 2007 with an original unpaid principal balance of $55.7 million. A national mortgage company services these loans for us. At December 31, 2009, there were 57 and $23.6 million of these purchased home mortgage loans remaining. Also in the first half of 2009, we realized a $0.6 million loan charge-off on a construction loan. The borrower could not overcome engineering issues and abandoned the project. Finally, in the second quarter of 2009, we received a $0.2 million recovery on a consumer loan charged-off in the first quarter of 2008.

The following table illustrates the significant net loan charge-offs for the year ended December 31, 2009.

Description	Construction and Land	Home Mortgage	Commercial Loans	Commercial Mortgage	Installment	Total
$7.4 MM business loan relationship	$—	$—	$3.1	$0.5	$—	$3.6
$1.8 MM office building	—	—	—	0.5	—	0.5
Purchased home mortgage portfolio	—	1.2	—	—	—	1.2
$0.6 MM construction loan	0.6	—	—	—	—	0.6
$0.6 MM consumer loan	—	—	—	—	(0.2)	(0.2)
All other loan charge-offs and recoveries, net	0.3	—	1.4	0.6	0.2	2.5

Net loan charge-offs 2009	$0.9	$1.2	$4.5	$1.6	$—	$8.2

Average loan balance for the 2009 year	$105.0	$82.1	$223.3	$503.1	$6.8	$920.3
Net loan charge-offs to average loans	0.81%	1.47%	2.03%	0.32%	—	0.89%

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	For the years ended December 31,
	2009		2008		2007		2006		2005
	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans
	(in thousands)
Commercial mortgage	$4,850	41%	$2,504	38%	$2,928	40%	$1,545	39%	$1,600	36%
Multifamily mortgage	3,277	15%	421	7%	174	5%	265	5%	247	6%
Commercial loans	4,796	25%	2,463	29%	1,991	25%	1,384	29%	1,177	26%
Construction loans	2,460	9%	2,069	17%	1,836	20%	1,252	23%	1,211	27%
Home equity loans	453	4%	186	3%	75	3%	—	1%	—	—%
Home mortgage	605	5%	362	6%	471	6%	132	2%	138	3%
Installment and credit card	64	1%	43	—%	353	1%	162	1%	95	2%

Total	$16,505	100%	$8,048	100%	$7,828	100%%	$4,740	100%	$4,468	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents past due and nonaccrual loans. We had one $0.6 million restructured loan at December 31, 2009, and no restructured loans for any of the other periods presented. The $0.6 million restructured loan at December 31, 2009 is included in the $40.0 million nonaccrual loan total shown below.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Accruing loans past due 30 to 89 days	$14,592	$2,644	$4,746	$—	$—
Accruing loans past due 90 days or more	$200	$429	$2,848	$—	$—
Nonaccrual loans	$39,958	$8,475	$5,720	$—	$319
Ratios:
Accruing loans past due 90 days or more to average loans	0.02%	0.05%	0.42%	—	—
Nonaccrual loans to average loans	4.35%	1.08%	0.84%	—	0.10%
Interest foregone on nonaccrual loans:
Foregone interest	$2,134	$543	$339	$28	$11

Accruing loans past due 30 to 89 days increased to $14.6 million at December 31, 2009 from $2.6 million at December 31, 2008. This category of loans historically has had the most fluctuation from period to period. At December 31, 2009 we had two loans for $9.0 million that were past due 30 to 59 days. One commercial loan borrower paid in full their $0.7 million loan in January 2010. The borrower for an $8.3 million construction loan representing a substantially-completed high-end residence in Beverly Hills, California brought the loan current in January 2010. The borrower is completing landscaping and has begun marketing the home. We obtained our most current appraisal in the 2009 second quarter and this appraisal indicates a loan-to-value of approximately 78 percent. Accordingly, we have no specific loss allowance for this loan. The loan will mature in March 2010 at which time we anticipate obtaining a re-appraisal of the residence.

Our largest nonaccrual loan was a $22.1 million completed construction loan in Ventura County. This office complex project began in the 2007 first quarter and consists of 31 buildings on 13 acres. We filed a notice of default in the 2009 third quarter. Nine units sold in 2008 and one unit sold in 2009. Three units are presently in escrow for approximately $2.4 million and we expect them to close in the 2010 first quarter. We obtained our most current appraisal in the 2009 fourth quarter and this appraisal indicates a loan-to-value ratio of approximately 72 percent. Accordingly, we have no specific loss allowance for this loan.

Our next largest nonaccrual loan relationship represents two completed high-end homes in the coastal communities of Los Angeles County for $7.6 million. We filed notices of default in the 2009 third quarter. One of these loans with a balance of $3.1 million paid off in full in the 2010 first quarter. Our most current appraisal for the remaining loan indicates a loan-to-value of approximately 80 percent. Accordingly, we have no specific loss allowance for this loan relationship.

Our third largest nonaccrual loan relationship represents a $1.6 million owner-occupied commercial mortgage loan and $1.6 million of business loans to a borrower who abruptly discontinued business in the 2009 third quarter. These amounts are after charge-offs of $0.5 million and $3.1 million, respectively. We have received since the end of the 2009 third quarter proceeds of approximately $0.6 million from the sale of equipment and collection of accounts receivable. While we are making every attempt to maximize proceeds from the collection of accounts receivable and the sale of assets, we cannot assure you that there will not be further loan charge-offs on this relationship. We estimated at December 31, 2009 a specific loss allowance of $0.8 million for this loan relationship and this estimate may increase in subsequent periods.

Our next largest nonaccrual loan was a $1.7 million multifamily loan located in Los Angeles County. The loan is over 90 days delinquent. We filed a notice of default in the 2009 fourth quarter but have delayed foreclosure until the completion of an environmental assessment. We estimated at December 31, 2009 a specific loss allowance of $1.7 million for this loan.

Our fifth largest nonaccrual loan was a $1.3 million office building in Riverside County. We filed a notice of default in the 2009 third quarter, realized a charge-off of $0.5 million in the 2009 third quarter based upon a current appraisal and anticipate completing our foreclosure in the 2010 first quarter. We estimated that the carrying value of the loan after the loan charge-off approximates the net proceeds we will receive through the sale of the office building. Accordingly, we have no specific loss allowance for this loan.

We have one other nonaccrual loan in excess of $1 million and that is a $1.1 million multifamily loan in Los Angeles County. A notice of default was filed in the 2009 fourth quarter. Our most current appraisal indicates a loan-to-value of approximately 69 percent. Accordingly, we have no specific loss allowance for this loan. All other nonaccrual loans are individually under $1 million at December 31, 2009.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Twelve months ended December 31,
	2009		2008
	# of Loans	$ Amount	# of Loans	$ Amount
	(dollars in thousands)
Beginning balance	7	$8,475	1	$5,720
New loans added	27	44,575	12	5,336
Repurchase of SBA-guaranteed participation	—	136	—	—
Loans transferred to foreclosed property	(3)	(6,612)	(1)	(220)
Loans returned to accrual status	—	—	(2)	(1,873)
Payoffs on existing loans	(6)	(3,377)	(1)	(388)
Partial charge-offs on existing loans	—	(1,311)	—	—
Charge-offs on existing loans	(4)	(740)	(2)	(88)
Payments on existing loans	—	(1,188)	—	(12)

Ending balance	21	$39,958	7	$8,475

Foreclosed property at December 31, 2009 represents 161 acres of unimproved land located in an unincorporated section of western Los Angeles County know as Liberty Canyon. We carry this property at its latest appraised value less estimated selling costs.

The following table presents the activity of our foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2009		2008
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	2	$327	1	$197
New properties added	3	6,891	2	338
Write-downs of existing properties	(1)	(1,284)	—	—
Sales proceeds received	(3)	(1,041)	(1)	(208)

Ending balance	1	$4,893	2	$327

The allowance for losses on undisbursed commitments was $97,000 and $102,000 at December 31, 2009, and December 31, 2008, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $34.1 million for the year ended December 31, 2009 and $16.6 million for the year ended December 31, 2008. Impaired loans were $40.0 million at December 31, 2009 and $34.5 million at December 31, 2008. Allowances for losses for individually impaired loans are computed in accordance with FASB accounting codification guidance related to accounting by creditors for impairment of a loan, and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million. Of the $34.5 million of impaired loans at December 31, 2008, $2.0 million had specific allowances of $0.6 million.

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

We enjoy a large base of core deposits (representing checking, savings and small balance non-brokered certificates of deposit). At December 31, 2009, core deposits were $830.4 million. At December 31, 2008, core deposits were $503.8 million. The increase is a result of the core deposits acquired in connection with the FDIC-

assisted 1st Centennial Bank transaction as well as deposit growth throughout our branch network. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at December 31, 2009 declined to $437.8 million from $579.0 million at December 31, 2008. The increase in core deposits allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2009 and 2008. We also have a $12.4 million secured borrowing facility with the Federal Reserve Bank of San Francisco, which had no balance outstanding at December 31, 2009 and 2008. In addition, we had approximately $144.4 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at December 31, 2009.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue equity and debt instruments. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and dividends on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by California state banks. A California state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At January 1, 2010, there were $10 million of dividends available for payment under the method described; however, as disclosed, the Company cannot receive dividends from the Bank without the prior written approval of the Reserve Bank. During the year ended December 31, 2009, we received no dividends from the Bank. During the year ended December 31, 2008, we received $3.0 million in dividends from the Bank. The Company has $5.2 million in cash on deposit with the Bank at December 31, 2009.

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

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield (tax equivalent):

	For the year ended December 31, 2009
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. Treasury notes/bills	$52,934	$89,683	$—	$—	$142,617
U.S. government agency notes	—	73,481	3,616	—	77,097
U.S. government agency mortgage-backed securities	—	6,456	19,119	21,459	47,034
U.S. government agency collateralized mortgage obligations	582	25,386	13,029	8,031	47,028
Private label collateralized mortgage obligations	—	14,675	11,126	7,183	32,984
Municipal securities	—	90	2,760	5,135	7,985
Other domestic debt securities	—	—	—	4,848	4,848

Total	$53,516	$209,771	$49,650	$46,656	$359,593

Weighted average yield
U.S. Treasury notes/bills	0.23%	0.82%	—	—	0.60%
U.S. government agency notes	—	1.40%	1.49%	—	1.40%
U.S. government agency mortgage-backed securities	—	3.82%	3.57%	4.18%	3.88%
U.S. government agency collateralized mortgage obligations	5.44%	3.54%	4.59%	4.37%	4.00%
Private label collateralized mortgage obligations	—	5.65%	5.60%	5.98%	5.70%
Municipal securities	—	7.19%	4.84%	6.66%	6.04%
Other domestic debt securities	—	—	—	1.18%	1.18%

Total	0.28%	1.79%	4.21%	4.45%	2.24%

Securities, at amortized cost, increased by $143.1 million, or 66 percent, from $216.4 million at December 31, 2008 to $359.6 million at December 31, 2009 primarily from the securities acquired in the FDIC-assisted 1st Centennial Bank transaction and purchases in excess of sales, maturities and paydowns during the year.

Net unrealized holding losses were $9.9 million at December 31, 2009 and $14.0 million at December 31, 2008. As a percentage of securities, at amortized cost, net unrealized holding losses were 2.77 percent and 6.46 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

We determined that, as of December 31, 2009, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was from movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $2.4 million at December 31, 2009. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security single A while another has rated the security triple-B minus. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2009. Eleven of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2009. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of gross unrealized losses at December 31, 2009 relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2009, the fair value of these securities was $25.5 million, representing 7 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $7.5 million, or 23 percent of the amortized cost basis of these securities as of December 31, 2009. The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Several of our private-label CMO’s, approximately 84 percent of amortized cost, had credit agency ratings of less than investment grade at December 31, 2009. We performed a discounted cash flow analysis for the these securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment at year-end. Based upon this analysis, we determined that three private-label CMO’s were other-than-temporarily impaired as of December 31, 2009 (that is, securities for which we determined that it was more likely than not that the entire amortized cost basis would not be recovered), and we recognized a credit loss of $550,000 in the fourth quarter of 2009. We had previously recognized a $565,000 credit loss on one of these three securities in the second quarter of 2009. For the year ended December 31, 2009, impairment losses charge to earnings were $1,115,000. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of our private-label CMOs may decline further and we may experience further impairment losses. We cannot predict whether we will be required to record additional impairment charges on our securities in the future.

Deposits

The following tables present the average balance and the average rate paid on each deposit category for the periods indicated:

	For the years ended December 31,
	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(in thousands)
Average core deposits
Noninterest bearing checking	$288,893		$190,939		$193,630
Interest checking	78,581	0.30%	47,526	0.45%	39,186	0.84%
Savings and money market accounts	276,097	1.09%	204,351	1.77%	223,508	3.21%
Retail time deposits less than $100,000	117,241	1.69%	69,905	3.58%	82,796	4.51%

Total average core deposits	760,812	0.69%	512,721	1.24%	539,120	2.09%

Average noncore deposits
Time deposits of $100,000 or more	328,052	2.11%	246,429	2.86%	165,319	4.28%

Total average core and noncore deposits	$1,088,864		$759,150		$704,439

Large balance certificates of deposits (that is, balances of $100,000 or more) were $268.5 million at December 31, 2009. Large balance certificates of deposits were $215.5 million at December 31, 2008. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $70.5 billion of investments of which approximately $4.4 billion represented time deposits placed at various financial institutions. At December 31, 2009, State of California time deposits placed with us, with original maturities of one and three months, were $110.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy. The remaining large balance certificates of deposit represent time deposits accepted from customers in our market area.

We use brokered time deposits, categorized as time deposits less than $100,000 in our consolidated balance sheet, to supplement our liquidity and achieve other asset-liability management objectives. Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within the next 12 months. We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $6.8 million of these reciprocal deposits, categorized as time deposits of $100,000 or more, at December 31, 2009.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$156,720	58%	$149,810	69%	$129,528	63%
Over three months through six months	31,165	12%	20,912	10%	24,879	12%
Over six months through one year	40,136	15%	25,807	12%	42,474	21%
Over one year	40,516	15%	18,984	9%	7,876	4%

Total	$268,537	100%	$215,513	100%	$204,757	100%

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At December 31, 2009, we had $143.5 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $98.5 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$98,500	3.82%	$122,000	3.88%
Maximum amount outstanding at any month-end during the period	$122,000	3.88%	$196,463	3.29%
Average amount outstanding during the period	$110,252	3.86%	$148,748	3.75%

The following table presents the maturities of FHLB advances at December 31, 2009.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Term advances	$42,000	2010	3.70%
Term advances	13,000	2011	3.21%
Term advances	18,500	2012	4.03%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$98,500

The following table presents the maturities of securities sold under agreements to repurchase at December 31, 2009.

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	2011	3.64%
20,000	2013	3.60%
10,000	2014	3.72%

$45,000

Junior Subordinated Debentures

At December 31, 2009, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. The $10.3 million debentures due December 2035 have a fixed rate of interest of 6.15% until December 2010 after which they have a variable rate of interest that resets quarterly equal to the 3-month LIBOR rate plus 1.55%. The $16.5 million debentures due March 2037 have a fixed rate of interest of 6.80% until March 2012 after which they have a variable rate of interest that resets quarterly equal to the 3-month LIBOR rate plus 1.60%. The weighted average interest rate paid for 2009 was 6.85 percent and 2008 was 6.58 percent. Our interest payments for each of 2009 and 2008 were $1.8 million

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of December 31, 2009, we reserved 299,246 of common shares for the conversion of the preferred stock series A.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in CPP, we are subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. Moreover, under legislation such as the ARRA, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by our Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years. We recorded the total $25 million of the preferred stock series B and the warrant at their relative fair values of $22.7 million and $2.3 million, respectively. We accrete the difference from the par amount of the preferred shares to the fair value of the preferred stock over five years using the interest method.

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In February 2010, the Board of Directors of First California Financial Group, Inc. and the Reserve Bank entered into an informal agreement. The informal agreement requires the Board to take all appropriate steps to utilize fully its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. The informal agreement restricts the ability of the Company to (a) receive dividends or another form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve

Bank, (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank, (c) directly or indirectly incur, renew, increase or guarantee any debt, without the prior written approval of the Reserve Bank, (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank, and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank.

The Reserve Bank has approved the payment by the Company of dividend payment of $312,500 to the holders of our preferred stock series B due February 15, 2010 and an interest payment of $438,802 to the holders of our junior subordinated debentures, also known as trust preferred securities, due March 15, 2010.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	≥	8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	≥	4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	≥	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$147,680	16.62%	$71,102	≥	8.00%
(to risk weighted assets)
Tier I capital	$139,530	15.70%	$35,551	≥	4.00%
(to risk weighted assets)
Tier I capital	$139,530	12.77%	$43,699	≥	4.00%
(to average assets)

The Bank is also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since December 31, 2009 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	≥	8.00%	$104,587	≥	10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	≥	4.00%	$62,752	≥	6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	≥	4.00%	$70,633	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$109,022	12.27%	$71,110	≥	8.00%	$88,888	≥	10.00%
(to risk weighted assets)
Tier I capital	$100,873	11.35%	$35,555	≥	4.00%	$53,333	≥	6.00%
(to risk weighted assets)
Tier I capital	$100,873	9.26%	$43,568	≥	4.00%	$54,460	≥	5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

We announced on November 7, 2007 that our board of directors authorized a repurchase of up to $5 million of the Company’s common stock until November 2008. Effective August 31, 2008, the board of directors terminated the stock repurchase program due to current market conditions. The Company repurchased 344,660 shares for $3,050,000 while the repurchase program was active.

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $162.8 million at December 31, 2009 compared with $153.1 million at December 31, 2008. Commercial and stand-by letters of credit were $1.4 million and $0.4 million at December 31, 2009 and December 31, 2008, respectively. The known contractual obligations of the Company at December 31, 2009 are as follows:

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
FHLB term advances	$42,000	$31,500	$17,500	$7,500	$98,500
Securities sold under agreements to repurchase	—	15,000	30,000	—	45,000
Salary continuation benefits	—	—	—	471	471
Deferred compensation benefits	662	—	—	—	662
Severance benefits	265	442	—	—	707
Junior subordinated debentures	—	—	—	26,753	26,753
Operating lease obligations	2,484	4,565	3,616	5,546	16,211

Total	$45,411	$51,507	$51,116	$40,270	$188,304

We have entered into deferred compensation agreements with several of our key employees. We suspended participation and contributions to these agreements in 2007. In June 2009, we terminated the plan and we will distribute employee account balances as of June 2010 in a lump sum to the participants in June 2010.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.27% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.68% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 1.38% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years
-100 bps	0.27%	-3.68%	-6.24%
+100 bps	-0.68%	3.32%	6.65%
+200 bps	-1.38%	6.26%	13.49%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of First California Financial Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    MOSS ADAMS LLP

Los Angeles, CA

March 5, 2010

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
Cash and due from banks	$26,757	$13,712
Interest bearing deposits with other banks	4,027	—
Federal funds sold	15,710	35,415
Securities available-for-sale, at fair value	349,645	202,462
Loans held-for-sale	—	31,401
Loans, net	922,741	780,373
Premises and equipment, net	20,286	20,693
Goodwill	60,720	50,098
Other intangibles, net	11,581	8,452
Deferred tax assets, net	6,046	2,572
Cash surrender value of life insurance	11,791	11,355
Accrued interest receivable and other assets	30,517	21,512

Total assets	$1,459,821	$1,178,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest checking	$317,610	$189,011
Interest checking	82,806	22,577
Savings and money market	339,750	198,606
Certificates of deposit, under $100,000	116,012	191,888
Certificates of deposit, $100,000 and over	268,537	215,513

Total deposits	1,124,715	817,595
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	98,500	122,000
Junior subordinated debentures	26,753	26,701
Accrued interest payable and other liabilities	7,627	7,826

Total liabilities	1,302,595	1,019,122

Commitments and Contingencies (Note 20)
Perpetual preferred stock – authorized 2,500,000 shares
Series A—$0.01 par value, 1,000 shares issued and outstanding as of December 31, 2009 and 2008	1,000	1,000
Series B—$0.01 par value, 25,000 shares issued and outstanding as of December 31, 2009 and 2008	23,170	22,713
Common stock, $0.01 par value; authorized 25,000,000 shares; 11,969,294 shares issued at December 31, 2009 and 11,807,624 at December 31, 2008; 11,622,893 and 11,462,964 shares outstanding as of December 31, 2009 and 2008	118	118
Additional paid-in capital	136,635	135,603
Treasury stock, 346,401 and 344,660 shares at cost at December 31, 2009 and 2008	(3,061)	(3,050)
Retained earnings	5,309	11,559
Accumulated other comprehensive loss	(5,945)	(9,020)

Total shareholders’ equity	157,226	158,923

Total liabilities and shareholders’ equity	$1,459,821	$1,178,045

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$52,439	$51,521
Interest on securities	12,086	11,684
Interest on federal funds sold and interest bearing deposits	416	30

Total interest income	64,941	63,235
Interest expense:
Interest on deposits	12,131	13,397
Interest on borrowings	5,924	7,301
Interest on junior subordinated debt	1,832	1,755

Total interest expense	19,887	22,453

Net interest income before provision for loan losses	45,054	40,782
Provision for loan losses	16,646	1,150

Net interest income after provision for loan losses	28,408	39,632
Noninterest income:
Service charges on deposit accounts	4,233	2,756
Earnings on cash surrender value of life insurance	437	424
Loan sales and commissions	70	452
Net gain (loss) on sale of securities	6,469	(22)
Impairment loss on securities	(1,507)	—
Net gain on derivatives	—	1,042
Other income	332	729

Total noninterest income	10,034	5,381
Noninterest expense:
Salaries and employee benefits	20,867	18,526
Premises and equipment	6,538	4,813
Data processing	2,403	1,313
Legal, audit, and other professional services	2,719	1,962
Printing, stationary, and supplies	757	691
Telephone	986	752
Directors’ fees	521	434
Advertising and marketing	1,380	1,324
Postage	245	199
Insurance and regulatory assessments	3,376	1,230
Loss on and expense of foreclosed property	1,563	28
Market value loss on loans held-for-sale	709	—
Amortization of intangible assets	1,626	1,190
Other expenses	3,166	2,643

Total noninterest expense	46,856	35,105

Income (loss) before provision for income taxes	(8,414)	9,908
Provision (benefit) for income taxes	(3,753)	3,542

Net income (loss)	$(4,661)	$6,366

Earnings (loss) per common share:
Basic	$(0.50)	$0.56

Diluted	$(0.50)	$0.54

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31,
	2009	2008
	(in thousands)
Comprehensive loss
Unrealized holding gains (losses) on securities available-for-sale and derivative financial instruments arising during the period	$10,517	$(14,807)
Reclassification adjustments for (gains) losses included in net income (loss)	(6,469)	135

Other comprehensive income (loss), before taxes	4,048	(14,672)
Income tax (expense) benefit related to items of other comprehensive income	(973)	5,422

Other comprehensive income (loss), net of tax	3,075	(9,250)
Net income (loss)	(4,661)	6,366

Total comprehensive loss	$(1,586)	$(2,884)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock Series A		Preferred Stock Series B		Common Stock, $.01 par value		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2007	1,000	$1,000	—	$—	11,507,020	$118	$132,543	261,979	$(2,374)	$5,350	$(230)	$136,867
Stock options exercised					15,063		86					86
Issuance of preferred stock and warrant			25,000	$22,713			2,287					25,000
Stock based compensation cost							733					733
Issuance of restricted stock					23,562							—
Adjustment to reflect change in accounting principle for post-retirement benefits							(46)			(157)		(203)
Purchase of treasury stock					(82,681)			82,681	(676)			(676)
Comprehensive income:
Unrealized holding gain during the period, net											(9,250)	(9,250)
Net income										6,366		6,366

Comprehensive loss												(2,884)

Balance at December 31, 2008	1,000	$1,000	25,000	$22,713	11,462,964	$118	$135,603	344,660	$(3,050)	$11,559	$(9,020)	$158,923
Stock options exercised					3,125		14					14
Issuance of restricted stock					169,075							—
Forfeiture of restricted stock					(10,530)							—
Dividends on preferred stock Series B										(1,132)		(1,132)
Amortization of preferred stock Series B discount				457						(457)		—
Stock based compensation cost							1,018					1,018
Forfeiture of restricted stock in lieu of taxes					(1,741)			1,741	(11)			(11)
Comprehensive income:
Unrealized holding gain during the period, net											3,075	3,075
Net income (loss)										(4,661)		(4,661)

Comprehensive loss												(1,586)

Balance at December 31, 2009	1,000	$1,000	25,000	$23,170	11,622,893	$118	$136,635	346,401	$(3,061)	$5,309	$(5,945)	$157,226

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
	(in thousands)
Net income (loss)	$(4,661)	$6,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	16,646	1,150
Stock-based compensation costs	1,018	733
Gain on sale of securities and loans	(6,469)	(153)
Gain on settlement of derivatives	—	113
Loss (gain) on sale and valuation adjustments of foreclosed property	1,205	(10)
Market value loss on loans held-for-sale	709	—
Impairment loss on securities	1,507	—
Amortization (accretion) of net premiums (discounts) on securities available-for-sale	1,313	(311)
Depreciation and amortization of premises and equipment	1,822	1,425
Amortization of core deposit intangibles and trade name	1,626	1,190
FHLB stock dividends	—	(410)
Loss on disposal of premises and equipment	78	172
Origination of loans held for sale	—	(42,955)
Proceeds from sale of, and payments received from, loans held-for-sale	181	23,183
Increase in cash surrender value of life insurance	(437)	(424)
Increase in deferred tax assets	(5,171)	(5,107)
(Increase) decrease in accrued interest receivable and other assets	(3,746)	4,071
Decrease in accrued interest payable and other liabilities	(599)	(2,680)

Net cash provided by (used in) operating activities	5,022	(13,647)

Purchases of securities available-for-sale, net of effects from acquisition	(363,486)	(30,758)
Proceeds from repayments and maturities of securities available-for-sale	63,590	44,190
Proceeds from sales of securities available-for-sale	250,613	1,007
Proceeds from redemption of Federal Home Loan Bank stock	—	1,581
Purchases of Federal Home Loan Bank and other restricted stock	(119)	(4,136)
Net change in interest bearing deposits with other banks	(4,027)	—
Net change in federal funds sold, net of effects from acquisition	132,795	(35,160)
Loan originations and principal collections, net of effects from acquisition	(34,226)	(42,580)
Purchases of premises and equipment, net of effects from acquisition	(1,097)	(3,493)
Proceeds from sale of foreclosed property	1,041	218
Net cash paid in acquisition	(48,790)	—

Net cash used in investing activities	(3,706)	(69,131)

Net increase (decrease) in noninterest-bearing deposits, net of effects from acquisition	34,352	(8,251)
Net increase in interest-bearing deposits, net of effects from acquisition	1,954	64,766
Net decrease in FHLB advances and other borrowings	(23,448)	(1,848)
Dividends paid on preferred stock	(1,132)	—
Proceeds from exercise of stock options	14	86
Purchases of treasury stock	(11)	(676)
Issuance of preferred stock and warrant	—	25,000

Net cash provided by financing activities	11,729	79,077

Change in cash and due from banks	13,045	(3,701)
Cash and due from banks, beginning of period	13,712	17,413

Cash and due from banks, end of period	$26,757	$13,712

Supplemental cash flow information:
Cash paid for interest	$19,728	$19,472
Cash paid for income taxes	950	7,218
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$3,068	$(9,250)
Loans transferred to other real estate owned	6,891	338
Net change in fair value of cash flow hedges, net of tax	7	—
Transfer of loans held-for-sale to loans	31,221	—

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations—First California Financial Group, Inc., or First California or the Company, was incorporated under the laws of the State of Delaware on June 7, 2006. The Company was formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB, which was completed in March 2007.

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. Under the terms of the purchase and assumption agreement between the Bank and the FDIC, the Bank also purchased certain assets from the FDIC at the close of the transaction. The Bank paid cash consideration of $48.8 million to the FDIC for the assets acquired and liabilities assumed. The Bank continues to operate the former 1st Centennial Bank’s six branch locations as part of the Bank’s 17 branch locations.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking to construction finance, SBA lending, entertainment finance and commercial real estate lending via 17 full-service branch locations.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, its bank subsidiary and SC Financial. SC Financial is an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the year ended December 31, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the transaction. All material intercompany transactions have been eliminated in consolidation.

Reclassifications—Certain reclassifications have been made to the 2008 consolidated financial statements to conform to current year presentation.

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

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2009 and 2008, the Company had met all reserve requirements. At December 31, 2009, the Company did not have any cash deposits at other financial institutions in excess of FDIC insured limits.

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

The fair values of investment securities are evaluated according to FASB accounting standards codification guidance. Declines in the fair value of individual securities available-for-sale below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The portion of the write-down related to credit is included in earnings as realized losses. The portion of the write-down related to other factors is included in other comprehensive income in stockholders’ equity. At each financial statement date, management assesses each investment to determine if investments are temporarily impaired or if the impairment is other-than- temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

The Company does not accrue interest on loans for which payment in full of principal and interest is doubtful, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When it is doubtful the full principal and interest due on a loan will be collected, interest accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for evaluation of impairment.

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

Foreclosed property—Foreclosed property, acquired through foreclosure, deeds in lieu of foreclosure or repossession, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of operations. The Company possessed foreclosed property of $4.9 million and $0.3 million at December 31, 2009 and 2008, respectively and is included in “accrued interest receivable and other assets” on the balance sheets.

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

Federal Home Loan Bank stock and other non-marketable securities—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank of San Francisco, or the FHLB, stock and is carried at cost because it can only be redeemed at par value. The Company’s investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and was $8.4 million at both December 31, 2009 and 2008. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank-related purposes. These stock investments were $1.1 million at December 31, 2009 and $1.4 million at December 31, 2008 and are carried at cost which reasonably approximates its fair value. The Company reviews our investments accounted for under the cost method at least quarterly for possible impairment. This review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, and trends in the investment’s business and cash flows. The Company would reduce the investment value when the declines in value are considered to be permanent. The Company would recognize the estimated loss as an impairment loss on investment securities, a component of noninterest income. The Company recognized an impairment loss of $0.4 million on one of these CRA-related cost basis investments in 2009 and recognized no losses in 2008.

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

Income taxes—The Company has adopted the provisions of FASB accounting standards codification guidance regarding uncertain tax positions which provides guidance for accounting and disclosure for uncertainty in tax positions and for the recognition and measurement related to the accounting for income taxes. This FASB accounting standards codification guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2009 and December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, the Company recognized $45,000 and $0 of interest and penalties in income tax expense, respectively. The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2006 and 2005, respectively.

Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2009 or December 31, 2008.

Derivative instruments and hedging—The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and that qualify as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and that qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Stock-based compensation—Stock-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for stock-based payments, including stock options, in accordance with FASB accounting standards codification guidance related to share-based compensation, and recognize them in the statement of operations based on their fair values. The fair value of stock options are being measured using a lattice option pricing model while the fair value of restricted stock awards are based on the quoted price of the Company’s common stock on the date of grant. See Note 16 – Stock-Based Compensation for additional information.

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $261,000 and $256,000 for the years ended December 31, 2009 and 2008, respectively.

Earnings (loss) per share—Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per common share is calculated by adjusting net earnings (loss) and average outstanding common shares, assuming conversion of all potentially dilutive common stock equivalents, which include stock options and restricted shares using the treasury stock method. Diluted earnings (loss) per common share exclude common stock equivalents whose effect is antidilutive. Earnings (loss) available to common shareholders represents reported earnings (loss) less preferred stock dividends, if any.

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

NOTE 2—RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE

Recently Issued Accounting Guidance

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the Financial Accounting Standards Board, or FASB, issued guidance for amending certain requirements of consolidation of variable interest entities. This guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Recently Adopted Accounting Guidance

Accounting Standards Codification. On June 29, 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative U.S. Generally Accepted Accounting

Principles, or U.S. GAAP, recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification is not intended to change current U.S. GAAP; rather, its intent is to organize the authoritative accounting literature by topic in one place. The Codification modifies the U.S. GAAP hierarchy to include only two levels of GAAP, authoritative and non-authoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Following the establishment of the Codification, the FASB will issue new accounting guidance in the form of Accounting Standards Updates, or ASU. The ASU will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the interim period ended September 30, 2009. Because the Codification is not intended to change or alter previous U.S. GAAP, its adoption did not have any impact on the Company’s results of operations, financial condition, or cash flows.

Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this guidance for the period ended June 30, 2009. Its adoption resulted in increased financial statement disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the recognition and reporting requirements of the other-than-temporary impairment, or OTTI, guidance in U.S. GAAP for debt securities classified as available-for-sale and held-to-maturity to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This OTTI guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This OTTI guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This OTTI guidance expands and increases the frequency of existing OTTI disclosures for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.

For impaired debt securities, this guidance requires an entity to assess whether (i) it has the intent to sell the debt security, or (ii) it is more likely than not that it will be required to sell the debt security before its anticipated recovery of the remaining amortized cost basis of the security. If either of these conditions is met, an OTTI on the security must be recognized.

With respect to any debt security, a credit loss is defined as the amount by which the amortized cost basis exceeds the present value of the cash flows expected to be collected. If a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the statements of earnings. The impairment is separated into (i) the amount of the total impairment related to credit loss, and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and will be accreted prospectively, based on the amount and timing of future estimated cash flows, over the remaining life of the debt security as an increase in the carrying value of the security, with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected. The total OTTI is presented in the statements of earnings with an offset for the amount of the total OTTI that is recognized in other comprehensive income. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

Following implementation of this OTTI guidance, the present value of the cash flows expected to be collected with respect to any debt security is compared to the amortized cost basis of the security to determine whether a credit loss exists. For securities previously identified as other-than-temporarily impaired, the Company updates its estimate of future estimated cash flows on a regular basis. If there is no additional impairment on the security, the yield of the security is adjusted on a prospective basis when there is a significant increase in the expected cash flows. This accretion is included in net interest income in the statements of income.

This OTTI guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This OTTI guidance was to be applied to existing and new securities held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted this OTTI guidance as of January 1, 2009, and did not recognize the cumulative effect of this change in accounting principle with an adjustment to beginning retained earnings because the Company had not previously recognized an other-than-temporary impairment. The adoption of this OTTI guidance increased financial statement disclosures.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also including guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under U.S. GAAP remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements.

This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If an entity elects to adopt this guidance early, it must also concurrently adopt the new OTTI guidance discussed above. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company adopted this guidance as of January 1, 2009, and the adoption did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

Interim Disclosures About Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosures of the method(s) and significant assumptions used to estimate the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in methods and significant assumptions used to estimate the fair value of financial instruments. This guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt this guidance early only if it also concurrently adopts the new guidance discussed in the preceding paragraphs on OTTI and fair value. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and in periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company adopted this guidance as of April 1, 2009. Its adoption resulted in increased financial statement disclosures.

NOTE 3—ACQUISITION

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the twelve months ended December 31, 2009 include the effects of the assumption of deposits and purchase of assets from the FDIC from the Transaction Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired, the identified intangible assets, and liabilities assumed was allocated to goodwill. Thus, goodwill represents intangible assets that do not qualify for separate recognition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Transaction Date.

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

The following information presents the pro forma results of operations for the twelve months ended December 31, 2009, as though the transaction had occurred on January 1, 2009. The pro forma data was derived by combining the historical consolidated financial information of First California and the results of operations from the assets purchased and liabilities assumed from the FDIC using the acquisition method of accounting for business combinations. The pro forma results do not necessarily indicate results that would have been obtained had the transaction actually occurred on January 1, 2009 or the results that may be achieved in the future.

Pro forma Twelve months ended December 31, 2009
(in thousands, except per share data)
Net interest income	$45,660
Noninterest income	10,121
Noninterest expense	47,078
Provision for loan losses	16,646

Loss before provision for income taxes	(7,943)
Income tax benefit	(3,511)

Net loss	$(4,432)

Pro forma loss per common share:
Basic	$(0.48)
Diluted	$(0.48)
Pro forma weighted average shares:
Basic	11,605
Diluted	11,605

The amount of net revenue from the assets acquired and liabilities assumed since the Transaction Date included in the consolidated statement of operations is $9.1 million. The net income included in the consolidated statement of operations from the assets acquired and liabilities assumed since the Transaction Date is $1.3 million.

The assets purchased and liabilities assumed were comprised mainly of specific securities, loans and deposit accounts. It is impractical to present comparative pro forma results as if the acquisition occurred at the beginning of the period ended December 31, 2008 as the balances and rates of the individual assets and liabilities is in some cases not applicable (did not exist in prior period) or the individual account balance and/or rate during the prior period is not known.

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

NOTE 4 — SECURITIES

The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2009 and 2008, are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$142,617	$114	$(71)	$142,660
U.S. government agency notes	77,097	170	(102)	77,165
U.S. government agency mortgage-backed securities	47,034	280	(467)	46,847
U.S. government agency collateralized mortgage obligations	47,028	68	(156)	46,940
Private label collateralized mortgage obligations	32,984	17	(7,456)	25,545
Municipal securities	7,985	98	(55)	8,028
Other domestic debt securities	4,848	—	(2,388)	2,460

Securities available-for-sale	$359,593	$747	$(10,695)	$349,645

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agency notes	$2,000	$20	$—	$2,020
U.S. government agency mortgage-backed securities	129,060	3,197	(46)	132,211
U.S. government agency collateralized mortgage obligations	8,934	278	(5)	9,207
Private label collateralized mortgage obligations	54,184	—	(15,493)	38,691
Municipal securities	17,327	220	(123)	17,424
Other domestic debt securities	4,941	—	(2,032)	2,909

Securities available-for-sale	$216,446	$3,715	$(17,699)	$202,462

At December 31, 2009, and 2008, there were no securities held-to-maturity.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008. This table excludes the three securities with other-than-temporary impairments at December 31, 2009. In the opinion of management, these securities are considered only temporarily impaired due to the fluctuation in market interest rates since purchase and temporary disruption in the credit markets as well as the Company’s intent and ability to hold them until fair values recover.

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

	At December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency mortgage-backed securities	$3,611	$(46)	$—	$—	$3,611	$(46)
U.S. government agency collateralized mortgage obligations	1,476	(5)	—	—	1,476	(5)
Private-label collateralized mortgage obligations	51,107	(15,205)	3,078	(288)	54,185	(15,493)
Municipal securities	7,360	(121)	173	(2)	7,533	(123)
Other domestic debt securities	—	—	4,941	(2,032)	4,941	(2,032)

	$63,554	$(15,377)	$8,192	$(2,322)	$71,746	$(17,699)

At December 31, 2009, there were nine securities that have been in a continuous unrealized loss position for 12 months or more and forty-seven securities that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2008, there were four securities that have been in a continuous unrealized loss position for 12 months or more and fifty-six securities that have been in a continuous unrealized loss position for less than 12 months.

On a quarterly basis, the Company evaluates its individual available-for-sale securities in an unrealized loss position for OTTI. As part of this evaluation, the Company considers whether it intends to sell each security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery of the amortized cost basis. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, the Company considers whether it expects to recover the entire amortized cost basis of the security by comparing its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If the Company’s best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered the credit loss.

For all the securities in its available-for-sale portfolio, the Company does not intend to sell any security and it is not more likely than not that the Company will be required to sell any security before its anticipated recovery of the remaining amortized cost basis.

The Company has determined that, as of December 31, 2009, all of the gross unrealized losses on its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities, U.S. government collateralized mortgage obligations and municipal securities are temporary because the gross unrealized losses were caused mainly by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; except for five municipal securities, these securities were all with credit agency ratings of at least A at December 31, 2009. The unrealized gain on the five municipal securities with credit agency ratings of less than A at December 31, 2009 is $2,626. For its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government collateralized mortgage obligations the Company expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses based upon current expectations. As a result, the Company expects to recover the entire amortized cost basis of these securities.

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $2.4 million at December 31, 2009. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security A3 while another has rated the security triple-B-. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2009. Eleven of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2009. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The majority of gross unrealized losses at December 31, 2009 relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2009, the fair value of these securities was $25.5 million, representing 7 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $7.5 million, or 23 percent of the amortized cost basis of these securities as of December 31, 2009. The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Seven private-label CMO’s had credit agency ratings of less than investment grade at December 31, 2009. To assess whether it expects to recover the entire amortized cost basis of its private-label CMO’s, the Company performed a cash flow analysis for the six securities with an amortized cost basis greater than $1 million and rated less than investment grade at December 31, 2009. In performing the cash flow analysis for each security, the Company utilized a third-party model which considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, which estimates future cash flows based upon the estimated prepayments, default rates and loss severities input by the Company. The Company estimated the prepayments, default rates and loss severities of each individual security based upon the 3-month historical collateral performance of each security. This model then allocated the projected loan level cash flows and losses to the various security classes in each security structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a structure is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results from this model can vary significantly with changes in assumptions and expectations.

Based upon this analysis, three private-label CMO’s were determined to be other-than-temporarily impaired as of December 31, 2009 (that is, securities for which the Company determined that it was more likely than not that the entire amortized cost basis would not be recovered), and a credit loss of $550,000 was recognized in earnings in the fourth quarter of 2009. The Company had previously recognized a $565,000 OTTI credit loss on one of these three securities in the second quarter of 2009, thus, the OTTI credit loss recognized in earnings for private-label CMO’s for the year ended December 31, 2009 was $1,115,000. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of the Company’s mortgage-related securities may decline further and the Company may experience OTTI of additional securities in future periods, as well as further impairment of securities that were identified as other-than-temporarily impaired at December 31, 2009. The Company cannot predict whether it will be required to record additional OTTI charges on its securities in the future.

The Company has committed to contribute capital of $1.0 million to participate in a community development-related investment fund whose purpose is to develop and revitalize economically depressed areas. As of December 31, 2009 and 2008 the Company had contributed capital of $803,000 and $685,000, respectively. During 2009, the fund recognized impairment losses on certain investments within the fund and the Company recognized its proportionate share of those impairment losses of $392,000 in 2009. The Company will continue to monitor the investment values within the fund at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Twelve Months Ended December 31, 2009
	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
	(in thousands)
Recognized as of beginning of period	$—	$—	$—
Charges on securities for which OTTI was not previously recognized	1,507	—	1,507

Recognized as of end of period	$1,507	$—	$1,507

Proceeds from the sale of securities and realized gains for the year ended December 31, 2009 amounted to $251.1 million and $6.5 million, respectively. Proceeds from sale of securities and realized losses for the year ended December 31, 2008 amounted to $1.0 million and $22,000, respectively.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

	At December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$52,934	$52,943
Due after one year through five years	163,339	163,492
Due after five years through ten years	18,661	18,580
Due after ten years	124,659	114,630

	$359,593	$349,645

As of December 31, 2009, securities with an estimated fair value of $163.0 million have been pledged to secure public and other deposits, as required by law, and to secure borrowing facilities with the FHLB and the Federal Reserve Bank of San Francisco.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	At December 31,
	2009	2008
	(in thousands)
Commercial mortgage	$381,334	$302,016
Commercial loans and lines of credit	235,849	228,958
Multifamily mortgage	138,548	51,607
Construction and land loans	86,609	133,054
Home mortgage	51,036	45,202
Home equity loans and lines of credit	40,122	22,568
Installment and credit card	5,748	5,016

Total loans	939,246	788,421
Allowance for loan losses	(16,505)	(8,048)

Loans, net	$922,741	$780,373

Loans held-for-sale	$—	$31,401

As of December 31, 2009, loans with a carrying value of $508.1 million were pledged to secure FHLB advances. Loan balances include net deferred loan fees of $1,486,000 and $1,772,000 as of December 31, 2009 and 2008, respectively.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange and Ventura Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, the economic conditions, particularly the recent decline in real estate values in Southern California could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest and are also considered impaired loans. There were twenty-one nonaccrual loans totaling $40.0 million at December 31, 2009. There were seven nonaccrual loans totaling $8.5 million as of December 31, 2008. The allowance for loan losses maintained for nonaccrual loans was $2.5 million and $0.6 million at December 31, 2009 and 2008, respectively. Had these loans performed according to their original terms, additional interest income of $2.1 million and $0.5 million would have been recognized in 2009 and 2008, respectively.

Due to the small average loan size and nature of our loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $34.1 million and $16.6 million in 2009 and 2008, respectively. Impaired loans were $40.0 million and $34.5 million at December 31, 2009 and 2008, respectively. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific reserves totaling $2.7 million.

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2009	2008
	(in thousands)
Beginning balance	$8,048	$7,828
Provision for loan losses	16,646	1,150
Loans charged-off	(8,580)	(1,075)
Recoveries on loans previously charged-off	391	145

Ending balance	$16,505	$8,048

The following table sets forth the amounts and categories of our non-performing assets and the amount of foreclosed property at the dates indicated.

	As of December 31,
	2009	2008
	(Dollars in thousands)
Accruing loans more than 90 days past due
Aggregate loan amounts
Commercial loans	$200	$—
Commercial mortgage	—	129
Home mortgage	—	300

Total	$200	$429

Non-accrual loans
Aggregate loan amounts
Construction and land	$29,656	$6,280
Commercial mortgage	3,770	—
Multifamily	3,406	773
Commercial loans	1,898	998
Home mortgage	1,225	424
Installment	3	—

Total non-accrual loans	$39,958	$8,475

Total non-performing loans	$40,158	$8,904

Foreclosed property	$4,893	$327

Included in the non-accrual loans at December 31, 2009 was a $649,000 renegotiated commercial mortgage loan. Interest income recognized on this loan was $25,000 for the year ended December 31, 2009. We have no commitments to lend additional funds to this borrower.

NOTE 6—PREMISES AND EQUIPMENT

The major classifications of premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(Dollars in thousands)
Land	$4,792	$4,792
Buildings	12,027	11,973
Leasehold improvements	5,831	5,879
Furniture, fixtures and equipment	16,427	15,176

	39,077	37,820
Less accumulated amortization and depreciation	(18,791)	(17,127)

	$20,286	$20,693

Depreciation and amortization expense was $1,822,000 and $1,425,000 in 2009 and 2008, respectively.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $60.7 million at December 31, 2009 includes $10.6 million, representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed from the FDIC in its capacity as receiver of 1st Centennial Bank described in Note 3. At December 31, 2008, goodwill was $50.1 million. No impairment loss was recognized for the periods ended December 31, 2009 and 2008.

Other intangible assets and related accumulated amortization is as follows:

	At December 31,
	2009	2008
	(in thousands)
Core deposit intangibles	$12,543	$7,788
Trade name	4,000	4,000

	16,543	11,788
Less accumulated amortization	(4,962)	(3,336)

	$11,581	$8,452

Core deposit intangibles, net of accumulated amortization, were $8.7 million at December 31, 2009 and $5.2 million at December 31, 2008. The increase in core deposit intangibles is due to the $4.7 million core deposit intangible recognized from the assumption of certain deposits from the FDIC in its capacity as receiver of 1st Centennial Bank described in Note 3. Amortization expense was $1.2 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.

Trade name, net of accumulated amortization, was $2.9 million at December 31, 2009 and $3.3 million at December 31, 2008 representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for each of the years ended December 31, 2009 and 2008 was $0.4 million.

Amortization expense of other intangibles for 2009 and 2008 was $1.6 million and $1.2 million, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2010	$1,666
2011	1,666
2012	1,509
2013	1,442
2014	1,442
Thereafter	3,856

$11,581

NOTE 8—CERTIFICATES OF DEPOSIT

At December 31, 2009, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2010	$100,437	$228,021	$328,458
2011	8,718	15,265	23,983
2012	2,470	11,056	13,526
2013	1,634	7,272	8,906
2014 and later	2,753	6,923	9,676

	$116,012	$268,537	$384,549

NOTE 9—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with two financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. There were no borrowings outstanding under these agreements at December 31, 2009 and 2008.

As a state nonmember bank, the Bank also has a secured borrowing facility of $12.4 million with the Federal Reserve Bank of San Francisco. At December 31, 2009 and 2008, there were no borrowings outstanding under this agreement.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum borrowing capacity of approximately $303.4 million at December 31, 2009. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. The Bank’s borrowing capacity is determined based on the estimated market value of certain eligible loans and securities pledged as collateral, however, the FHLB has a blanket lien against the Bank’s entire loan portfolio as collateral for borrowings. As of December 31, 2009, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$—	—	—
Term advances	42,000	2010	3.70%
Term advances	13,000	2011	3.21%
Term advances	18,500	2012	4.03%
Term advances	17,500	2014	4.24%
Term advances	7,500	2017	4.07%

	$98,500

As of December 31, 2009, $7.5 million of our FHLB advances are ten-year putable advances with a weighted average rate of 4.1%, $17.5 million are seven-year putable advances with a weighted average rate of 4.2%, $17.5 million are five-year putable advances with a weighted average rate of 4.1%, and $17.5 million are three-year putable advances with a weighted average rate of 4.1%.

The following tables show borrowed funds for the dates and periods shown (in thousands):

	2009
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.65%

	2008
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.77%

The maximum amount of overnight borrowings outstanding at any month-end during 2009 was zero and during 2008 was $59.6 million.

The Company had $144.4 million of unused borrowing capacity available from the FHLB at December 31, 2009 based upon pledged securities and loans.

NOTE 10—JUNIOR SUBORDINATED DEBENTURES

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

As of December 31, 2009 and 2008, the Company had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of December 31, 2009 consisted of the following (in thousands):

	Interest Rate	Maturity Date	As of December 31, 2009
			Effective Interest Rate	Balance
FCB Statutory Trust I	Fixed until Dec. 2010	December 15, 2035	6.15%	$10,310
First California Capital Trust I	Fixed until Jan. 2012	March 15, 2037	6.80%	16,495

			6.55%	$26,805

The book balance of FCB Statutory Trust I, net of purchase accounting adjustment, is $10,258,000 at December 31, 2009, and the total junior subordinated debt on the consolidated balance sheet is $26,753,000 at December 31, 2009.

Under FASB accounting standards codification related to consolidated financial statements, the Company does not consolidate the Trusts into the consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective March 31, 2011, after a six-year transition period. As of December 31, 2009, junior subordinated debentures are included in Tier 1 capital for regulatory capital purposes. There is no expected impact to regulatory capital upon the effective date of this ruling.

NOTE 11—DERIVATIVES AND HEDGING ACTIVITY

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and borrowings. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated in qualifying hedging relationships.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2009 and December 31, 2008.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$194,680	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$194,680		$—		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2009, the Company had one interest rate cap with a notional amount of $10.3 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings. At December 31, 2008, the Company had no derivative financial instruments outstanding.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, such derivatives were used to hedge the forecasted variable cash outflows associated with junior subordinated debentures. During the year ended December 31, 2008, interest rate swaps, which were terminated in May 2008, were used to hedge the cash inflows associated with then-existing pools of prime-based loan assets. These swaps failed to qualify for hedge accounting due to a mismatch in the swap notional and designated loan principal; accordingly, all changes in fair value of the swaps during 2008 were recorded directly in earnings. Refer to amounts disclosed under the sections titled “Derivatives Not Designated as Hedging Instruments.” No hedge ineffectiveness was recognized during the year ended December 31, 2009.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest income or expense, as applicable, as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company does not expect to reclassify any amounts from Other Comprehensive Income to earnings as the Company’s one outstanding interest rate cap does not become effective until December 2010. During the year ended December 31, 2008, the Company accelerated the reclassification of a $83,576 loss in Other Comprehensive Income to non-interest income as a result of the hedged forecasted transactions becoming probable not to occur related to the swaps that disqualified for hedge accounting. Additionally, the Company reclassified a gain of $197,280 to interest income related to the amortization of Other Comprehensive Income amounts related to terminated hedging relationships.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2009 and 2008.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2009	2008		2009	2008		2009	2008
Interest Rate Products	$11,680	$—	Interest income	$—	$197,280	Other non-interest income	$—	$—
			Other non-interest income	—	(83,576)

Total	$11,680	$—		$—	$113,704		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2009	2008
Interest Rate Products	Other non-interest income	$—	$1,126,051

Total		$—	$1,126,051

Non-Designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of the FASB codification guidance related to accounting for derivatives and hedging activities. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As noted under “Cash Flow Hedges of Interest Rate Risk,” swaps hedging the Company’s variable cash inflows associated with prime-based loans disqualified for hedge accounting; accordingly, a gain was recognized directly in earnings related to these swaps during the year ended December 31, 2008. Additionally, the Company utilized an interest rate floor to hedge the Company’s exposure to interest rate movements that was not designated in a qualifying hedging relationship. As such, the Company recognized a gain related to the floor during the year ended December 31, 2008. The gains recognized in other non-interest income from these transactions was $1,126,051 in 2008. All non-designated hedges were terminated or matured during 2008; therefore, the Company did not recognize any amounts in earnings during the year ended December 31, 2009 associated with non-designated hedges.

Credit-risk-related Contingent Features

The terms of the one outstanding interest rate cap at December 31, 2009 does not contain any credit-risk-related contingent features, thus, consideration of the counterparty’s credit risk is not applicable.

The Company has no derivatives payable, thus, consideration of the Company’s own credit risk is not applicable.

NOTE 12—INCOME TAXES

The components of income tax provision (benefit) consisted of the following for the years shown:

	2009	2008
	(Dollars in thousands)
Current taxes:
Federal	$814	$2,399
State	604	809

Total current taxes	1,418	3,208
Deferred taxes:
Federal	(3,528)	154
State	(1,643)	180

Total deferred taxes	(5,171)	334

Total income tax provision (benefit)	$(3,753)	$3,542

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2009 and 35% for 2008 to the income before income tax provision and the effective tax rate are as follows:

	2009		2008
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax provision at statutory rate	$(2,861)	34.0%	$3,468	35.0%
Increase (reduction) in taxes resulting from:
State taxes, net of federal tax benefit	(602)	7.1%	660	6.7%
Permanent differences	(351)	4.2%	(196)	(2.0)%
Other	61	(0.7)%	(390)	(3.9)%

	$(3,753)	44.6%	$3,542	35.8%

The major components of the net deferred tax asset (liabilities) at December 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Securities available-for-sale	$4,183	$5,880
Accrued expenses	1,771	1,441
Nonaccrual interest	749	342
Allowance for loan losses	5,770	1,428
Securities other-than-temporary impairment reserve	361	—
State taxes	—	356
Reserve for foreclosed asset losses	453	—
Other	959	757

Total deferred tax assets	14,246	10,204

Deferred tax liabilities:
Depreciation	(2,132)	(2,084)
FHLB stock dividend	(559)	(571)
Loan premium amortization	(8)	(11)
Deferred loan costs	(1,419)	(1,260)
Core deposit intangibles	(1,809)	(2,180)
Trade name	(1,180)	(1,374)
Goodwill	(267)	—
State taxes	(338)	—
Other	(488)	(152)

Total deferred tax liabilities	(8,200)	(7,632)

Net deferred tax asset	$6,046	$2,572

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

NOTE 13—SHAREHOLDERS’ EQUITY

The Company has 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of $5.63 per share. As of December 31, 2009, the number of common shares which would be issued upon conversion of the preferred stock series A is 299,246.

On December 19, 2008, the Company participated in the U.S. Treasury Capital Purchase Program, or CPP, under which the Company received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in CPP, the Company is subject to various restrictions and requirements, such as restrictions on stock repurchases and payment of dividends, and other requirements relating to executive compensation and corporate governance practices. Moreover, under legislation such as the ARRA, the Company may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by the Company’s Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years. The Company recorded the total $25 million of the preferred stock series B and the warrant at their relative fair values of $22.7 million and $2.3 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method.

NOTE 14—EARNINGS (LOSS) PER SHARE

The weighted average number of shares outstanding for the years ended December 31, 2009 and 2008 was 11,604,648 and 11,457,231, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans. The dilutive calculation excludes 806,030 and 532,861 weighted average options outstanding for the years ended December 31, 2009 and 2008, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings (loss) per share for the periods indicated.

	Twelve months ended December 31,
	2009		2008
	Diluted	Basic	Diluted	Basic
	(in thousands, except per share data)
Net income (loss) as reported	$(4,661)	$(4,661)	$6,366	$6,366
Less preferred stock dividend declared	(1,132)	(1,132)	—	—

Net income (loss) available to common shareholders	$(5,793)	$(5,793)	$6,366	$6,366

Weighted average common shares outstanding	11,605	11,605	11,457	11,457
Warrants	—	—	4	—
Restricted stock	—	—	4	—
Options	—	—	106	—
Convertible preferred stock	—	—	273	—

Weighted average common shares outstanding (1)	11,605	11,605	11,844	11,457

Earnings (loss) per common share	$(0.50)	$(0.50)	$0.54	$0.56

(1)	In accordance with FASB accounting standards related to earnings per share, due to the net loss for the twelve months ended December 31, 2009, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

NOTE 15—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2009 and 2008, the Company made matching contributions of $291,000 and $259,000, respectively, to the plan.

As part of the Mergers, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2009 and 2008, the cash surrender value of the life insurance was $11.8 million and $11.4 million, respectively. As of December 31, 2009 and 2008, the Company recognized a liability for salary continuation benefits of $471,000 and $384,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2009 and 2008, salary continuation expense was $87,000 and ($175,000), respectively. The 2008 expense reflects the reversal of a previously accrued liability for an executive who terminated their employment prior to vesting in the salary continuation benefit.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2009 and 2008, a liability of $1,369,000 and $1,814,000, respectively, for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets.

The Company has established and sponsors an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the associated liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2009 and 2008 were $707,000 and $972,000, respectively.

NOTE 16—STOCK-BASED COMPENSATION

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

The Company issues restricted stock to employees and directors under share-based compensation plans. For the years ended December 31, 2009 and 2008, stock-based compensation expense relating to restricted stock awards was $406,000 and $124,000, respectively. A summary of non-vested restricted stock shares as of December 31, 2008 and changes during the year ended December 31, 2009, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Price
Outstanding, December 31, 2008	26,812	$8.38
Granted	169,075	4.93
Vested	(13,049)	7.93
Forfeited	(12,271)	5.59

Outstanding, December 31, 2009	170,567	$5.20

Of the total shares of restricted stock granted in 2009, 29,435 shares were granted to outside directors. The weighted average fair values of restricted stock awards granted during the years ended December 31, 2009 and 2008 were $4.93 and $8.02, respectively. As of December 31, 2009, total unrecognized compensation cost related to restricted stock awards amounted to $491,000. This cost is expected to be recognized over a remaining period of 2.1 years.

The activity of stock options for the year ended December 31, 2009 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2008	641,797	$8.89	5.25	$2,463
Granted	211,325	5.00
Exercised	(3,125)	4.37
Forfeited/Expired	(21,585)	8.15

Outstanding, December 31, 2009	828,412	7.95	4.99	2,802

Exercisable, December 31, 2009	395,234	$9.01	3.36	$1,384

The activity of stock options for the year ended December 31, 2008 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2007	628,706	$10.40	5.55	$2,310
Granted/Assumed	180,000	7.35
Exercised	(15,063)	5.78
Forfeited/Expired	(151,846)	9.67

Outstanding, December 31, 2008	641,797	8.89	5.25	2,463

Exercisable, December 31, 2008	228,026	$8.11	4.28	$542

The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2009 and 2008 was $1.87 and $3.14, respectively. For the years ended December 31, 2009 and 2008, the total proceeds from options exercised during the year were $14,000 and $86,000, respectively. The total fair value of the shares granted during the years ended December 31, 2009 and 2008 was $394,000 and $564,000, respectively. At December 31, 2009, there was $1,053,112 of total unrecognized compensation cost related to nonvested stock option awards granted under the share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 3.6 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. In accordance with the FASB codification accounting guidance related to stock-based compensation, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2009 and 2008, compensation expense related to stock options was $611,000 and $733,000, respectively.

The Company uses the lattice binomial model formula to determine the fair value of stock options using the following estimates and assumptions. The expected volatility assumption used in the lattice option pricing model is based upon the weekly historical volatility of the Company’s stock price using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption is for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption is based upon the Company’s capital planning model. The fair value of the options at the grant dates also follows. The weighted average values used for the 2009 and 2008 stock option grants are shown below.

	2009 Grants	2008 Grants
Expected option term	6.2 years	7.1 years
Expected volatility	31.8%	33.0%
Expected dividend yield	0%	0%
Risk-free interest rate	3.08%	4.35%
Stock option fair value	$1.87	$3.14

NOTE 17—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. There is one extension of credit to related parties at December 31, 2009 and 2008. The outstanding balance of the loan to related parties was $1,907 and $2,473 at December 31, 2009 and 2008, respectively. Deposits of related parties held by the Company at December 31, 2009 amounted to approximately $100,000.

NOTE 18—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of the correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Ventura, Orange and Los Angeles County, California. Many of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2009. The Company’s loan policies require the extension of a non-real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $5.0 million to be approved by the officer loan committee and credit in excess of $5.0 million to be approved by the director loan committee. The Company’s loan policies require the extension of a real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $7.5 million to be approved by the officer loan committee and credit in excess of $7.5 million to be approved by the director loan committee.

NOTE 19—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following summarizes the Company’s outstanding commitments:

	2009	2008
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,842	$153,077
Commercial and standby letters of credit	1,439	444

	$164,281	$153,521

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

As of December 31, 2009 and 2008, the Company maintained a reserve for unfunded commitments of $97,000 and $102,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

Guarantees—As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Trust or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See “Junior Subordinated Debentures” under Note 10 above.

NOTE 20—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $162.8 million at December 31, 2009 compared with $153.1 million at December 31, 2008. Commercial and stand-by letters of credit were $1.4 million and $0.4 million at December 31, 2009 and December 31, 2008, respectively.

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

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $2,859,000 in 2009 and $1,660,000 in 2008. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2010	$2,484
2011	2,324
2012	2,241
2013	2,143
2014	1,473
Thereafter	5,546

$16,211

The nature of the Company’s business causes it to be involved in ordinary routine legal proceedings from time to time. Although the ultimate outcome and amount of liability, if any, with respect to these legal proceedings to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse affect on the Company’s consolidated financial condition, results of operations or cash flow.

NOTE 21—REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.

As discussed further in Note 13, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the CPP qualify as Tier 1 capital.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	≥	8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	≥	4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	≥	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$147,680	16.62%	$71,102	≥	8.00%
(to risk weighted assets)
Tier I capital	$139,530	15.70%	$35,551	≥	4.00%
(to risk weighted assets)
Tier I capital	$139,530	12.77%	$43,699	≥	4.00%
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

The Bank is also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2009 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	≥	8.00%	$104,587	≥	10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	≥	4.00%	$62,752	≥	6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	≥	4.00%	$70,633	≥	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2008
Total capital	$109,022	12.27%	$71,110	≥	8.00%	$88,888	≥	10.00%
(to risk weighted assets)
Tier I capital	$100,873	11.35%	$35,555	≥	4.00%	$53,333	≥	6.00%
(to risk weighted assets)
Tier I capital	$100,873	9.26%	$43,568	≥	4.00%	$54,460	≥	5.00%
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

NOTE 22—FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Upon adoption of this accounting standards update, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements in the first quarter of 2008.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by FASB accounting standards codification related to fair value disclosure reporting.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2009.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$349,645	$—	$349,645	$—

Total assets measured at fair value	$349,645	$—	$349,645	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009, Using
	Fair value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$806	$—	$—	$806	$(3,747)
Foreclosed property	4,893	—	—	4,893	(1,101)

Total assets measured at fair value	$5,699	$—	$—	$5,699	$(4,848)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2008.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2008, Using
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$202,462	$—	$202,462	$—

Total assets measured at fair value	$202,462	$—	$202,462	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008, Using
	Fair value at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$1,438	$—	$—	$1,438	$(32)
Foreclosed property	327	—	—	327	—

Total assets measured at fair value	$1,765	$—	$—	$1,765	$(32)

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities—Fair values for investment securities are obtained from a third-party pricing service for identical or comparable assets. The market valuations include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair value.

Impaired loans—Impaired loans are measured and recorded at the fair value of the loan’s collateral on a nonrecurring basis as the impaired loans shown are collateral dependent. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Foreclosed property—Foreclosed property is initially measured at fair value at acquisition and carried at the lower of this new cost basis or fair value on a nonrecurring basis. The foreclosed property shown is collateral dependent and, accordingly, is measured based on the fair value of such collateral. The fair value of collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the estimated cost to liquidate the collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

FASB accounting standards codification requires that the Company disclose estimated fair values for our financial instruments during annual and interim reporting periods. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of the disclosures regarding fair value of financial instruments. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$46,494	$46,494	$49,127	$49,127
Securities available-for-sale	349,645	349,645	202,462	202,462
FHLB and other stock	9,501	9,501	9,775	9,775
Loans, net	922,741	783,924	780,373	726,605
Interest rate cap	195	195	—	—
Financial liabilities:
Demand deposits, money market and savings	$740,166	$740,166	$410,194	$410,194
Time certificates of deposit	384,549	387,350	407,401	411,107
FHLB advances and other borrowings	143,500	145,514	167,000	171,064
Junior subordinated debentures	26,753	16,002	26,701	12,042

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

NOTE 23—SUBSEQUENT EVENTS

In February 2010, the Board of Directors of the Company reviewed and approved an informal agreement (the “informal agreement”) between the Company and the Federal Reserve Bank of San Francisco, or the Reserve Bank. The informal agreement requires the Board to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricts the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank.

On February 16, 2010, the Company paid $312,500 in Series B Preferred Stock cash dividends. The dividend was declared by the Company’s Board of Directors on January 27, 2010 and was payable to shareholders of record as of January 27, 2010.

On March 3, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 25,000,000 shares to 100,000,000 shares, and to increase the number of authorized shares of all classes of the Company’s stock from 27,500,000 shares to 102,500,000 shares.

NOTE 24—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2009 and 2008, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2009.

Balance Sheet

	December 31,
	2009	2008
	(Dollars in thousands)
Cash and due from banks	$5,237	$36,684
Investment in subsidiary bank	177,610	146,967
Other assets	2,701	5,707

Total assets	$185,548	$189,358

Junior subordinated debentures	$26,753	$26,701
Other liabilities	1,569	3,734

Total liabilities	28,322	30,435

Shareholders’ equity:
Preferred stock	24,170	23,713
Common stock	118	118
Additional paid-in-capital	136,635	135,603
Treasury stock	(3,061)	(3,050)
Retained earnings	5,309	11,559
Accumulated other comprehensive income (loss)	(5,945)	(9,020)

Total shareholders’ equity	157,226	158,923

Total liabilities and shareholders’ equity	$185,548	$189,358

Statements of Operations

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Interest income	$204	$248
Interest expense	1,884	1,755

Net interest expense	(1,680)	(1,507)
Other operating income	—	—
Other operating expense	2,590	2,299

Loss before equity in net income (loss) of the Bank	(4,270)	(3,806)
Equity in net income (loss) of subsidiaries	(1,925)	8,469

Income (loss) before income tax benefit	(6,195)	4,663
Income tax benefit	(1,534)	(1,703)

Net income (loss)	$(4,661)	$6,366

Statements of Cash Flow

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,661)	$6,366
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in (net income) loss of subsidiaries, net	1,925	(8,469)
Stock-based compensation costs	1,018	733
Net increase in other assets and other liabilities	900	3,879

Net cash provided (used) in operations	(818)	2,509
Cash flows from investing activities:
Investment in subsidiary	(29,500)	—

Net cash provided by (used in) investing activities	(29,500)	—
Cash flows from financing activities:
Distribution from subsidiaries	—	3,000
Proceeds from exercise of stock options	14	86
Issuance of preferred stock and warrants	—	25,000
Dividends paid on preferred stock	(1,132)	—
Purchases of treasury stock	(11)	(676)

Net cash (used) provided by financing activities	(1,129)	27,410

Net (decrease) increase in cash and cash equivalents	(31,447)	29,919
Cash and cash equivalents, beginning of the year	36,684	6,765

Cash and cash equivalents, end of the year	$5,237	$36,684

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,756	$1,755
Cash received for income taxes, net	$(2,643)	$(7,816)

NOTE 25 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2009 and 2008:

	2009 Quarters				2008 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(in thousands, except per share data)
Net interest income	$11,091	$11,396	$11,897	$10,670	$9,836	$10,348	$10,335	$10,263
Service charges, fees & other income	1,238	1,269	1,260	1,235	1,332	1,042	536	2,043
Loan commissions & sales	(6)	22	44	9	69	143	185	54
Gains (loss) on sales of securities	1,217	1,639	1,435	671	(9)	(13)	—	—
Operating expenses	11,909	11,294	12,876	10,777	9,696	8,339	8,757	8,314
Provision for loan losses	6,350	4,117	1,110	5,069	200	300	200	450

Income (loss) before income tax	(4,719)	(1,085)	650	(3,261)	1,332	2,881	2,099	3,596
Income tax provision (benefit)	(1,855)	(949)	433	(1,383)	200	1,120	815	1,407

Net income (loss)	$(2,864)	$(136)	$217	$(1,878)	$1,132	$1,761	$1,284	$2,189

Net earnings (loss) per common share:
Basic	$(0.27)	$(0.04)	$(0.01)	$(0.18)	$0.10	$0.15	$0.11	$0.19
Diluted	$(0.27)	$(0.04)	$(0.01)	$(0.18)	$0.10	$0.15	$0.11	$0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

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

As of December 31, 2009, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

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

Directors

Richard D. Aldridge Director since 2007 Age 62

Mr. Aldridge served as the Vice Chairman of the Board of FCB from October 2005 until the completion of the mergers, and was a director from 1993 until the completion of the mergers. He was employed for 19 years by Weyerhaeuser Company in Longview, Washington, where he was a business manager. For the past 17 years, Mr. Aldridge has been the President and CEO of B & R Supply, Inc., an industrial tool distributor. Since 1990, he has held investments in multiple community banks and real estate in Ventura County. Mr. Aldridge also served as interim Chairman of the Board of FCB from 1998 to 1999. Mr. Aldridge is the brother-in-law of John W. Birchfield.

We believe Mr. Aldridge’s qualifications to serve on our Board include his extensive knowledge of the Company and his service on the board of directors of FCB prior to the completion of the Mergers, his experience investing in community banks and real estate in geographic areas where we engage in commercial property lending and the experience he has acquired through his leadership roles at B&R Supply, Inc.

Donald E. Benson Director since 2006 Age 79

Mr. Benson served as a director of National Mercantile from 1998 until the completion of the mergers. Mr. Benson is Executive Vice President and a director of Marquette Financial Companies, Minneapolis, Minnesota, a financial services holding company (formerly Marquette Bancshares, Inc.). He has served in that position and in predecessor organizations since 1968. Mr. Benson is also a former director of MAIR Holdings, Inc., a commuter airline, and a current director of Mass Mutual Corporate Investors, a mutual fund, and Mass Mutual Participation Investors, a mutual fund.

We believe Mr. Benson’s qualifications to serve on our Board include his extensive knowledge of the Company and his service on the board of directors of National Mercantile prior to the completion of the Mergers, his previous experience in the public accounting profession, his extensive experience in the financial services industry and his experience serving on boards and committees of other companies.

John W. Birchfield Director since 2007 Age 58

Mr. Birchfield served as the Chairman of the Board of FCB from October 2005 until the completion of the mergers, and was a director from 1993 until the completion of the mergers. Since 1995, Mr. Birchfield has served as the Chairman of the Board at B & R Supply Inc. He is also the managing partner of Ralston Properties LP, a privately held real estate management company. Mr. Birchfield is the brother-in-law of Richard D. Aldridge. Mr. Birchfield currently serves as the Chairman of the Board for First California Bank.

We believe Mr. Birchfield’s qualifications to serve on our Board include his extensive knowledge of the Company and his service on the board of directors prior to the completion of the Mergers, his experience serving on boards and committees of other companies and his knowledge and experience in the real estate industry and knowledge of the markets we conduct business in.

Joseph N. Cohen Director since 2006 Age 64

Mr. Cohen served as a director of National Mercantile from 1998 until the completion of the mergers. Mr. Cohen has been President of American Entertainment Investors, Inc., a media financing and consulting firm, since February 1996 and a Principal of EFS Advisors, LLC, which co-manages an entertainment investment fund, since June 2006.

We believe Mr. Cohen’s qualifications to serve on our Board include his extensive knowledge of the Company and his experience serving on the board of directors of National Mercantile prior to the Mergers, as well as his knowledge of financial markets and knowledge and experience in the financial services industry.

Robert E. Gipson Director since 2007 Age 63

Mr. Gipson served as a director of National Mercantile from 1996 until the completion of the mergers, and was Chairman of National Mercantile from June 1997 until the completion of the mergers, and was Chairman of Mercantile National Bank from June 1997 to December 1998. Mr. Gipson is President of Alpha Analytics Investment Group, LLC, a registered investment advisor, and has served in that capacity since its organization in 1998. Mr. Gipson is Of Counsel to the law firm of Gipson Hoffman & Pancione and has been a lawyer with that firm since 1982. Mr. Gipson is also President of Corporate Management Group, Inc., a financial management company, since 1988. Mr. Gipson currently serves as Chairman of the Board for First California.

We believe Mr. Gipson’s qualifications to serve on our Board include his extensive knowledge of the Company and his experience serving on the board of directors of National Mercantile prior to the Mergers as well as his extensive experience in the financial services industry. In addition, Mr. Gipson’s background as a lawyer provides a unique perspective to the Board.

Antoinette T. Hubenette, M.D. Director since 2006 Age 61

Dr. Hubenette served as a director of National Mercantile from 1998 until the completion of the mergers. Dr. Hubenette was President and a director of Cedars-Sinai Medical Group, Beverly Hills, California (formerly Medical Group of Beverly Hills), a physicians’ medical practice group, from 1994 to 2000. She has been a practicing physician since 1982. She continues in part-time practice of general internal medicine. Dr. Hubenette has served as a director of The Ensign Group, a long-term medical care company, since 2004.

We believe Dr. Hubenette’s qualifications to serve on our Board include her extensive knowledge of the Company and her experience serving on the board of directors of National Mercantile prior to the Merger, as well as her experience serving on the boards and committees of other companies and the experience she acquired through her leadership roles at Cedars-Sinai Medical Group, Beverly Hills.

C. G. Kum Director since 2007 Age 55

C. G. Kum began his banking career in 1977 as a corporate banking trainee with the Bank of California in San Francisco, California. Over the years, he has held management positions in corporate lending, special assets and credit administration with banks in Colorado and California.

Mr. Kum was appointed to his current position as the President and the Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) on September 1, 1999. Under his leadership, the Bank has grown from two branches and $100 million in total assets to 17 branches and $1.5 billion in total assets. He is a graduate of University of California at Berkeley and received his Masters Degree in Business Administration from Pepperdine University. Mr. Kum also is a graduate of Stonier Graduate School of Banking. He is a past president of the board of directors of Community Bankers of California. Mr. Kum currently serves on the government relations council for American Bankers Association and is a board member of Ventura County Council, Boy Scouts of America.

We believe Mr. Kum’s qualifications to serve on our Board include his more than 30 years of experience in the banking industry. In addition, his day to day leadership, as President and Chief Executive Officer of the Bank, provide him with intimate knowledge of our operations and the markets we conduct business in.

Syble R. Roberts Director since 2007 Age 73

Ms. Roberts was a director of FCB (formerly known as Camarillo Community Bank) from 1989, until the completion of the mergers, and served as chairman of the personnel committee. Ms. Roberts was also a Founding Director of City Commerce Bank, Santa Barbara, opened in 1978 and now owned by Rabobank, N.A. Ms. Roberts’ background is in the legal, title insurance and escrow, and real estate investment fields. Ms. Roberts became a specialist in the escrow field of multiple tax-deferred exchanges and long order leasehold estates and was involved in the start-ups of a title insurance company and several escrow and mortgage banking companies.

We believe Ms. Robert’s qualifications to serve on our Board include her extensive knowledge of the Company and her experience serving on the board of directors of FCB, as well as her knowledge and background in the legal, title insurance and escrow, and real estate investment field. Her experience in the escrow field and real estate investments fields are of great value to the Board given that business loans, represented by commercial real estate loans, commercial loans and construction loans, comprise the largest portion of the Bank’s loan portfolio.

Sung Won Sohn, Ph.D. Director since 2009 Age 65

Effective November 2, 2009, Sung Won Sohn, Ph.D., joined the Board of Directors of First California and its operating subsidiary, First California Bank. Previously, Dr. Sohn was President and Chief Executive Officer of Hanmi Financial Corporation from 2005 through 2007. Dr. Sohn also served as a director of Hanmi Financial Corporation and Hanmi Bank. He joined Norwest Bank Minneapolis in 1974 and held various positions of increasing responsibility focusing on macro-economic forecasting, monetary policy, asset-liability management and regulatory matters in relation to financial institutions. Dr. Sohn was later named senior vice president at the parent company, Norwest Corporation. After the acquisition of Wells Fargo by Norwest Corporation, Dr. Sohn was appointed Chief Economic Officer of the combined entity now known as Wells Fargo Banks. Dr. Sohn is currently the Martin V. Smith Professor at California State University, Channel Islands. He also serves as Vice Chairman of the board at Forever 21, a leading, multi-national apparel retailer, and sits on the board of directors for Claremont Graduate University and the Music Center in Los Angeles.

We believe Dr. Sohn’s qualifications to serve on our Board include his extensive financial and economic forecasting knowledge and experience, his experience serving on boards and committees of other companies, his experience at other financial services companies and the unique perspective he brings to various issues considered by the Board as a result of his academic background and accomplishments.

Thomas Tignino Director since 2007 Age 62

Mr. Tignino served as a director of FCB from January 2006 until the completion of the mergers. Mr. Tignino is the founder and managing partner of Tignino & Lutz LLP, a multi-service accountancy firm established in 1980. His firm specializes in audit, tax planning and compliance, estate planning and investment review. He also served as a director of Los Robles Bank from 1988 to 2001. Mr. Tignino is a CPA, MBA and is a member of the AICPA tax division.

We believe Mr. Tignino’s qualifications to serve on our Board include his knowledge of the Company and his extensive experience with financial accounting matters as a practicing Certified Public Accountant. In addition, Mr. Tignino serves as the “audit committee financial expert” of the Audit Committee of the Board, as that term is defined in SEC Regulation S-K.

Executive Officers

The table below sets forth our current executive officers, their ages as of December 31, 2009, and their positions.

Name	Age	Position
C. G. Kum	55	Director, President and Chief Executive Officer of the Company and the Bank
Romolo Santarosa	53	Executive Vice President and Chief Financial Officer of the Company and the Bank
Cheryl Knight	56	Executive Vice President and Chief Risk Officer of the Bank
Donald Macaulay	60	Executive Vice President and Manager of the Business Banking Division of the Bank
Edmond Sahakian	46	Executive Vice President and Manager of the Retail Banking Division of the Bank
William A. Schack	47	Senior Vice President and Chief Credit Officer of the Bank

As used throughout this Annual Report, the term “executive officer” means our President and Chief Executive Officer, our Executive Vice President and Manager of the Retail Banking Division, our Senior Vice

President and Chief Credit Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Risk Officer, and our Executive Vice President, Manager of the Business Banking Division. Our Chairman of the Board, Corporate Secretary and other Vice Presidents are not executive officers.

Biographical Information Regarding Our Executive Officers

C. G. Kum, Director, President and Chief Executive Officer. Mr. Kum began his banking career in 1977 as a corporate banking trainee with Bank of California in San Francisco, California. He served as Regional Vice President and Manager of Asset Quality Administration for United Banks of Colorado from 1984 until 1987. Mr. Kum then served as Vice President and Division Manager of Special Projects Division for Colorado National Bank from 1987 until 1993. Mr. Kum moved to California in 1993 and served as Executive Vice President and Chief Credit Officer of City Commerce Bank from 1993 until 1999.

Mr. Kum was appointed to his position as the President and the Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) on September 1, 1999. Under his leadership, the Bank grew from total assets of $100 million and two branches in 1999, to total combined assets of $1.5 billion and 17 branches of First California as of December 31, 2009. He is a graduate of the University of California at Berkeley and received his Masters Degree in Business Administration from Pepperdine University. Mr. Kum also is a graduate of Stonier Graduate School of Banking. He was President of the Board of Directors of Community Bankers of California, an association of California community bank presidents, for the fiscal year 2005-06.

Romolo Santarosa, Executive Vice President and Chief Financial Officer. Mr. Santarosa began his banking career in 1991 with Shawmut National Corporation in Hartford, Connecticut as its Controller. In 1995, Mr. Santarosa moved to Los Angeles and joined Sanwa Bank California, serving as Controller until 1997. He then served as Chief Financial Officer of Southern Pacific Bank from 1997 until 2000, of Eldorado Bancshares, Inc. from 2000 to 2001, and of Treasury Bank, N.A. from 2001 to 2002.

Mr. Santarosa joined First California Bank in November 2002 as a member of Executive Management responsible for finance, accounting, investor relations, technology and bank operations. Mr. Santarosa has been an integral part of the Bank’s growth and success in the past eight years.

A native of western New York, Mr. Santarosa graduated from Ithaca College in 1978 and joined the Buffalo office of Price Waterhouse to begin his career in public accounting with a focus in banking, insurance and venture capital clients. He subsequently transferred to the Hartford office of Price Waterhouse in 1985. Mr. Santarosa is a certified public accountant in New York and Connecticut. In addition, he is a member of the American Institute of CPA’s, the California State Society of CPA’s, a former chairman of the Finance and Accounting Commission of the Bank Administration Institute and a Director of Data Center, Inc., a full-service bank technology company.

Cheryl Knight, Executive Vice President and Chief Risk Officer. Ms. Knight began her banking career in 1972 at Union Bank in construction loan administration. Ms. Knight worked for several small- to mid-sized financial institutions until 1996 when she joined Deloitte & Touche LLP in Los Angeles as Managing Consultant in their Financial Institutions Advisory Group. During her time at Deloitte, she assisted various financial institutions in complying with regulatory agreements, enhancing the credit process, and consulting on risk management programs. In 1998, Ms. Knight joined Montecito Bank & Trust as Senior Vice President and Chief Credit Officer, and was promoted to Executive Vice President and appointed Chief Risk Officer in 2005. Ms. Knight left Montecito Bank & Trust to join First California Bank in March 2007 as Executive Vice President and Chief Risk Officer to implement an enterprise-wide risk management program and direct compliance activities.

Ms. Knight has also served on the Board of Directors of California Community Reinvestment Group since 2005 and is currently Vice Chair and a member of its Executive Committee. California Community

Reinvestment Group is not affiliated with First California Bank. Their mission is consistent with the Community Reinvestment Act in creating affordable housing throughout California through innovative financing and investment programs.

Donald W. Macaulay, Executive Vice President and Manager of the Business Banking Division. Mr. Macaulay began his banking career in 1976 at Cape Cod Bank and Trust in Massachusetts, where he assumed positions of increasing responsibilities, including regional loan manager, overseeing ten loan offices. He was also an area president managing the west coast region of Florida for SouthTrust Bank, which was acquired by Wachovia Corporation. Mr. Macaulay also served as an area president at First Community Bancshares, responsible for the Virginia and North Carolina markets. Most recently, from 2003 through 2005, he held management positions with Union Bank of California and from 2005 until joining First California Bank, he served as senior vice president/business banking manager at Community West Bank, both in the Southern California area. Mr. Macaulay joined First California Bank in January 2009 as Executive Vice President and Manager of the Business Banking Division.

Mr. Macaulay received his bachelor’s degree in business administration from Bryant University in Rhode Island and is a graduate of Williams College School of Banking.

Edmond Sahakian, Executive Vice President and Manager of the Retail Banking Division. Mr. Sahakian began his banking career with Home Savings of America in 1986 where he progressed to the position of Vice President Retail Banking Manager until 1997. Mr. Sahakian held management positions with California Federal Bank and Countrywide Home Loans from 1997 to 2001. In 2001, Mr. Sahakian rejoined California Federal Bank and served as a Vice President during their subsequent acquisition in 2002 by Citibank. Mr. Sahakian led the successful integration efforts for the Central Coast Region for Citibank. In 2004, Mr. Sahakian joined First California Bank as Senior Vice President, Manager of the Retail Banking Division.

Mr. Sahakian received his bachelor’s degree from California State University, Northridge and recently graduated from Pacific Coast Banking School at the University of Washington.

William Schack, Senior Vice President and Chief Credit Officer of the Bank. Mr. Schack began his banking career in 1984 as an internal auditor for Crocker National Bank, followed by several years as a senior examiner for the Office of Thrift Supervision. Mr. Schack held various other management positions at First Los Angeles Bank and at Western Federal Savings Bank with responsibilities in special assets and credit administration. Mr. Schack joined First Bank of Beverly Hills in 1997 as senior vice president and chief credit officer and was subsequently promoted to chief operating officer and chief financial officer. From 2001 to 2005, Mr. Schack served as managing director and deputy chief credit officer of Imperial Capital Bank. In 2005, Mr. Schack joined First California Bank as Senior Vice President of Credit Administration.

Mr. Schack received his bachelor’s degree from the University of California, Los Angeles, and his MBA from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with and filed in a timely manner during 2009.

Code of Ethics

The information required by this Item 10 concerning our code of ethics is set forth under the caption “Available Information” in Item 1 to this Annual Report and is incorporated in this Item 10 by reference.

Corporate Governance

Audit Committee

The Audit Committee of the Board of Directors was formed on March 12, 2007 upon completion of the mergers. The Audit Committee’s current charter was approved by the Board of Directors on January 28, 2009. The Audit Committee charter is available on our website at www.fcalgroup.com. The Audit Committee consists of directors Birchfield (Chair), Cohen, Gipson, Roberts and Tignino. The Board of Directors has determined that all of the members of the Audit Committee are “independent” in accordance with applicable Nasdaq Marketplace Rules and SEC rules. The Board of Directors has also determined that Thomas Tignino is an “audit committee financial expert” as that term is defined in SEC Regulation S-K.

First California’s Audit Committee is responsible for providing assistance to the Board of Directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance function, as well as those of First California’s subsidiaries.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

First California’s by-laws state that nominations for the election of individuals to the Board of Directors may be made by the Board of Directors or by any holder of our voting stock, as described in our Proxy Statement, filed with the SEC on April 30, 2009. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since that disclosure.

Item 11.	Executive Compensation

Summary Compensation Table

The following table contains summary compensation information for the fiscal years ended December 31, 2009 and 2008 with respect to (i) C. G. Kum, our President and Chief Executive Officer, and (ii) Romolo Santarosa and Edmond Sahakian, our two other most highly compensated executive officers for the year ended December 31, 2009. Such executive officers are referred to in this item as the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-equity Incentive Plan Compensation ($)(2)		Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)		Total ($)
C. G. Kum, President and Chief Executive Officer	2009 2008	$ $	432,266 410,938	— —	$68,059 —	$ $	68,450 66,591	$ $	— 160,000	— —	$ $	98,718 93,564	$ $	667,493 731,093

Romolo Santarosa, Executive Vice President and Chief Financial Officer	2009 2008	$ $	246,391 234,703	— —	$27,041 —	$ $	27,039 29,595	$ $	— 56,800	— —	$ $	51,672 53,982	$ $	352,143 375,080

Edmond Sahakian, Executive Vice President and Manager of the Retail Banking Division	2009 2008	$ $	193,292 178,333	— —	$20,706 —	$ $	20,701 29,595	$ $	— 40,000	— —	$ $	19,564 13,437	$ $	254,263 261,365

(1)	Amounts shown in this column were granted in the year noted but earned in respect of the preceding year. The amounts shown in this column represent the fair value of stock and option awards issued during the year(s) shown. The assumptions made in calculating these values are disclosed in Note 16 to our Consolidated Financial Statements included in this Annual Report.
(2)	Amounts shown in this column were earned in the year noted and awarded under the Company’s annual incentive plans but paid in the following year. For Mr. Kum, the non-equity incentive plan awards were determined as a percentage of the Company’s net profit. For Mr. Santarosa and Mr. Sahakian, the non-equity incentive plan awards were determined as a percentage of base salary. See “—Description of Non-equity Incentive Plan” below.
(3)	This column represents the interest earnings and distributions for the fiscal year on compensation that is deferred on a basis that is not tax-qualified.
(4)	The amounts reflect for each named executive officer (1) matching contributions made by the Company pursuant to its 401(k) Plan, (2) the economic benefit reported as income to each named executive officer attributable to the split-dollar life insurance policies owned by the Company with respect to such named executive officer, (3) premiums associated with group term life insurance and health insurance policies, and (4) the incremental cost of perquisites including the value of the monthly amounts paid to the named executive officers for the use of personally owned automobiles and cellular phones and the amounts paid by the Company on behalf of each named executive officer with respect to club memberships and overnight lodging. This column also includes the total annual change in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each named executive officer. For 2009, these amounts were: C. G. Kum, $58,805; and Romolo Santarosa, $26,352. For 2008, these amounts were: C. G. Kum, $50,936; and Romolo Santarosa, $23,198. See “Employment Agreements and Other Factors Affecting 2009 Compensation” below for more information on the salary continuation agreements.

Employment Agreements and Other Factors Affecting 2009 Compensation

Modification of Compensation Arrangements as a Result of CPP

In connection with the Company’s participation in CPP, the Company’s named executive officers have entered into written agreements with the Company pursuant to which they have agreed to certain modifications to compensation, bonus, incentive and other benefit plans, arrangements and agreements, including severance and employment agreements (“Benefit Plans”). The modification to the Benefit Plans are intended to comply with the requirements for executive compensation set forth in the EESA pursuant to which CPP was authorized. These agreements modify Benefit Plans in the following ways: (1) the payment of golden parachutes to the named executive officers is prohibited; (2) any bonus and incentive compensation paid to a named executive officer is subject to recovery or “clawback” by the Company if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; and (3) compensation incentives for named executive officers to take unnecessary and excessive risks that threaten the value of the Company are prohibited.

In addition, EESA, as subsequently amended by ARRA in February 2009, imposes additional limitations on executive compensation which will apply for so long as any obligation arising from the Company’s participation in CPP remains outstanding. The following are some key features of the new executive compensation restrictions in ARRA and the Treasury Regulations issued thereunder:

•

ARRA prohibits bonus and similar payments to top employees. ARRA prohibits the payment or any accrual of any “bonus, retention award, or incentive compensation” to the Company’s “most highly-compensated employee” for so long as any obligation arising from the Company’s participation in CPP remains outstanding. The prohibition does not apply to certain long term restricted stock grants or bonuses payable pursuant to “employment agreements” in effect prior to February 11, 2009. The “most highly-compensated employee” is identified in accordance with the SEC proxy disclosure rules.

•

Limited amount of restricted stock excluded from bonus prohibition. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP-related obligations have been satisfied, and any other conditions which the U.S. Treasury may specify have been met.

•

Shareholder “say-on-pay” vote required. ARRA requires every company receiving CPP assistance to permit a non-binding shareholder vote to approve the compensation of executives as disclosed in the Company’s Proxy Statement. ARRA directs the SEC to adopt regulations within 1 year to implement say-on-pay. The Company has included a say-on-pay proposal as Proposal 2 in its Proxy Statement, filed with the SEC on April 30, 2009.

•

Stricter restrictions on “golden parachute” payments. EESA generally limited “golden parachute” payments to senior executives to three times the executives’ base compensation. ARRA generally prohibits any acceleration of vesting or payment to a senior executive officer or any of the next five most highly-compensated employees upon termination of employment for any reason or due to a change in control for as long as any CPP-related obligations remain outstanding.

•

Broader bonus clawback requirements. EESA required CPP-participating companies to recover any bonus or other incentive payment paid to a senior executive officer on the basis of materially inaccurate financial or other performance criteria. ARRA extends this recovery requirement to the next 20 most highly-compensated employees in addition to the senior executive officers.

•

Prohibition on compensation plans that “encourage” earnings manipulation. ARRA prohibits CPP participants from implementing any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees.

•

Board compensation committee required. ARRA requires CPP participants to establish a board compensation committee and requires the committee to meet at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to us posed by such plans.

•

New reporting and certification requirements. ARRA requires the CEO and CFO of any publicly-traded CPP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the Company’s annual filings with the SEC (i.e. in its Annual Report on Form 10-K or Proxy Statement).

•

Policy on luxury expenditures. ARRA requires each CPP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

•

Treasury review of prior payments. ARRA directs the U.S. Treasury to review bonuses, retention awards and other compensation paid to the senior executive officers and the next 20 most highly-compensated employees of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with CPP or otherwise in conflict with the public interest.

In addition to the above requirements, ARRA adopts and continues two requirements from EESA essentially unchanged:

•	$500,000 annual deduction limit. Like EESA, ARRA prohibits CPP participants from deducting annual compensation paid to senior executive officers in excess of $500,000.

•

No excessive risks. Like EESA, ARRA requires the U.S. Treasury to implement limits on compensation that exclude incentives for senior executive officers of a CPP-participating company to take unnecessary and excessive risks that threaten the value of the company for as long as any CPP-related obligation remains outstanding. ARRA requires semi-annual compensation committee review and certification of the risk characteristics of a company’s incentive compensation arrangements.

The Company has already implemented the requirements of EESA and ARRA.

Employment Arrangements with C. G. Kum

The following is a description of all written employment arrangements between the Company and C. G. Kum. All such written agreements entered into prior to June 2006 were assumed by First California in connection with the Mergers.

Salary Continuation Agreement with C. G. Kum. In March 2003, First California Bank entered into a salary continuation agreement with Mr. Kum, which was subsequently amended in December 2008. Upon retirement at or after age 65 for reasons other than death, the agreement provides for a maximum annual benefit of $160,471 paid in equal monthly installments, which will be paid over the lesser of 17 years or such shorter period of time based upon the number of years that Mr. Kum is employed by the Bank prior to normal retirement. If Mr. Kum leaves the Bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Kum leaves the Company’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement. The amount to be paid under the agreement to Mr. Kum in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid in one lump sum by the Company within 30 days following the termination of employment. Upon Mr. Kum’s termination of employment due to disability, Mr. Kum will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit for a period of 17 years. Upon a change in control, followed within 12 months by Mr. Kum’s termination of employment for reasons other than death, disability or retirement, Mr. Kum will receive a lump sum amount of $1,488,723 within 30 days following the termination of employment.

The salary continuation agreement is an unfunded arrangement, which means that Mr. Kum has no rights under the agreement beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the establishment of the agreement. The salary continuation agreement is not an employment contract. While receiving benefits under the agreement, Mr. Kum may not serve as an employee, officer or director of, or serve as a consultant or advisor to, any financial institution that has its headquarters or any branch office within the County of Ventura or the County of Santa Barbara, California.

Split Dollar Agreement with C. G. Kum. First California Bank also entered into split-dollar life insurance agreements with Mr. Kum in March 2003, which was subsequently amended in December 2008 and again in December 2009. In connection with that agreement, First California Bank acquired life insurance policies with respect to Mr. Kum. Pursuant to the terms of that agreement, the Company owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Upon Mr. Kum’s death while employed by the Company, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Kum is entitled to receive a minimum of $1.5 million and a maximum of $2.0 million of the total proceeds, with the Company entitled to the balance. The Bank paid an aggregate premium in 2002 amounting to $1.4 million for these policies. At December 31, 2009, the cash surrender value of the policies was $1.8 million and the total death benefit was $4.1 million.

Employment Agreement with C. G. Kum. Concurrently with execution of the Merger Agreement on June 15, 2006, First California and Mr. Kum entered into an employment agreement that provides that Mr. Kum would serve First California as Chief Executive Officer commencing with the closing of the Mergers. Pursuant to the employment agreement, Mr. Kum receives an annual base salary of $375,000 (subject to review and increase commencing in 2008) and a bonus based on First California’s net earnings, with the total bonus not to exceed 150% of the base salary. Additionally, Mr. Kum was granted an option to purchase 100,000 shares of First California Common Stock on Mr. Kum’s start date with an exercise price equal to the fair market value on the date of grant. Either First California or Mr. Kum may terminate his employment at any time with or without “cause” (as defined in the employment agreement). If First California terminates his employment without cause, Mr. Kum will be entitled to 18 months of health insurance coverage and severance, as follows: the severance will be 50% of his then current salary if at least 70% of the Board members vote for such termination; if less than 70% of the Board members vote for such termination, the severance will be 150% of his then current salary plus 150% of the average of his bonuses for the two preceding years. If within 18 months following a change in control, Mr. Kum’s employment is terminated without cause or he terminates his employment for “good reason” (as defined in the employment agreement), Mr. Kum will receive the greater of two times his then current salary or 2.99 times his average salary and bonus over the prior five years, provided that in no event can the payment exceed the golden parachute limitation under Section 280G of the Internal Revenue Code.

Employment Arrangements for Romolo Santarosa

The following is a description of all written employment arrangements between the Company and Romolo Santarosa. All such written agreements entered into prior to June 2006 were assumed by First California in connection with the Mergers.

Salary Continuation Agreement with Romolo Santarosa. In May 2006, First California Bank entered into a salary continuation agreement with Mr. Santarosa, which was subsequently amended in December 2008. Upon retirement at or after age 65 for reasons other than death, the agreement provides for an annual benefit of $85,000, which will be paid over the lesser of 15 years or such shorter period of time based upon the number of years that Mr. Santarosa is employed by the Bank prior to normal retirement. If Mr. Santarosa leaves the

Company’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. In the event Mr. Santarosa leaves the Company’s employ by virtue of death (either prior or subsequent to retirement), involuntary termination (without cause), disability or, under certain circumstances, a change in control, he will receive partial benefits under the agreement. The amount to be paid under the agreement to Mr. Santarosa in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid in one lump sum by the Company within 30 days following the termination of employment. Upon Mr. Santarosa’s termination of employment due to disability, Mr. Santarosa will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit for a period of 15 years. Upon a change in control, followed within 12 months by Mr. Santarosa’s termination of employment for reasons other than death, disability or retirement, Mr. Santarosa will receive a lump sum amount of $792,660 within 30 days following the termination of employment.

The salary continuation agreement is an unfunded arrangement, which means that Mr. Santarosa has no rights under the agreement beyond those of a general creditor of the Company, and there are no specified assets set aside by the Company in connection with the establishment of the agreement. The salary continuation agreement is not an employment contract. While receiving benefits under the agreement, Mr. Santarosa may not serve as an employee, officer or director of, or serve as a consultant or advisor to, any financial institution that has its headquarters or any branch office within the County of Ventura or the County of Santa Barbara, California.

Split Dollar Agreement with Romolo Santarosa. First California Bank also entered into split-dollar life insurance agreements with Mr. Santarosa in July 2003 and May 2006, which was subsequently amended in December 2008. In connection with these agreements, First California Bank acquired life insurance policies with respect to Mr. Santarosa. Pursuant to the terms of those agreements, the Company owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Pursuant to the terms of one of the split-dollar life insurance agreements, upon Mr. Santarosa’s death while employed by the Company, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Santarosa is entitled to receive $850,000 of the total proceeds, with the Company entitled to the balance. Under the other split-dollar life insurance agreement, a beneficiary designated by Mr. Santarosa will receive $400,000 upon Mr. Santarosa’s death while employed by the Company, with a reduced death benefit upon termination of Mr. Santarosa’s employment with the Company by any reason other than disability. The Bank paid aggregate premiums in 2002 and 2006 amounting to $673,000 for these policies. At December 31, 2009, the cash surrender value of the policies was $816,000 and the total death benefit was $2.2 million.

Change of Control Agreement with Romolo Santarosa. The Company also entered into a change in control agreement with Mr. Santarosa in December 2009. The principal terms of the change in control agreement include the payment of two times Mr. Santarosa’s average annual compensation, including base salary and bonus, over the prior three years in the event he is terminated without cause or he terminates his employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986. In addition, these change in control benefits are subject to the limitations imposed upon the Company under Section 111(b) of EESA, as amended by ARRA. EESA prohibits the payment of any golden parachute benefits to the Company’s senior executive officers and its next five most-highly compensated employees for so long as any obligation owed to the Treasury that arises from any financial assistance to the Company from Treasury under TARP remains outstanding. On December 19, 2008, the Company sold to Treasury 25,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share par value $0.01 per share, and a ten-year warrant to purchase initially up to 599,042 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $6.26 per share, for an aggregate purchase price of $25 million in cash.

Employment Arrangements for Edmond Sahakian

The following is a description of all written employment arrangements between the Company and Edmond Sahakian.

Split Dollar Agreement with Edmond Sahakian. First California Bank entered into a split-dollar life insurance agreement with Mr. Sahakian in May 2006, which was subsequently amended in December 2008. In connection with this agreement, First California Bank acquired life insurance policies with respect to Mr. Sahakian. Pursuant to the terms of the agreement, the Company owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Pursuant to the terms of the split-dollar life insurance agreement, a beneficiary designated by Mr. Sahakian will receive $100,000 upon Mr. Sahakian’s death while employed by the Company, with a reduced death benefit upon termination of Mr. Sahakian’s employment with the Company by any reason other than disability. The Bank paid aggregate premiums in 2006 amounting to $174,000 for these policies. At December 31, 2009, the cash surrender value of the policies was $204,000 and the total death benefit was $584,000.

Change of Control Agreement with Edmond Sahakian. The Company entered into a change in control agreement with Mr. Sahakian in December 2009. The principal terms of the change in control agreement include the payment of 1.5 times Mr. Sahakian’s average annual compensation, including base salary and bonus, over the prior three years in the event she is terminated without cause or she terminates her employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986. In addition, these change in control benefits are subject to the limitations imposed upon the Company under Section 111(b) of EESA, as amended by ARRA. EESA prohibits the payment of any golden parachute benefits to the Company’s senior executive officers and its next five most-highly compensated employees for so long as any obligation owed to the Treasury that arises from any financial assistance to the Company from Treasury under TARP remains outstanding. On December 19, 2008, the Company sold to Treasury 25,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $1,000 per share par value $0.01 per share, and a ten-year warrant to purchase initially up to 599,042 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $6.26 per share, for an aggregate purchase price of $25 million in cash.

Holdings of Previously Awarded Equity

Outstanding Equity Awards at Fiscal Year End

Prior to the Mergers, National Mercantile had three outstanding equity incentive plans: the National Mercantile Bancorp 2005 Stock Incentive Plan, the Amended 1996 Stock Incentive Plan and the 1994 Stock Option Plan. Prior to the Mergers, FCB Bancorp had the FCB Bancorp 2005 Stock Option Plan. Equity awards held immediately prior to the completion of the Mergers by Mr. Kum and Mr. Santarosa were issued under the FCB Bancorp 2005 Stock Option Plan. The plans are described below. All outstanding equity incentive plans were assumed by First California in connection with the Mergers. At the effective time of the Mergers, each outstanding option to purchase shares of National Mercantile, vested or unvested, was converted into an option to acquire an equal number of shares of First California Common Stock at an exercise price per share equal to the exercise price per share of such National Mercantile option, and each outstanding option to purchase shares of FCB Bancorp, vested or unvested, was converted into an option to acquire a number of shares of First California Common Stock equal to the product of (i) the number of shares of FCB Bancorp common stock subject to the FCB Bancorp option plan immediately prior to the effective time of the Mergers and (ii) the exchange ratio of 1.7904 at an exercise price per share adjusted by the exchange ratio. At December 31, 2009, the only outstanding awards under these plans consisted of both stock options and restricted stock. At December 31, 2009, the number of shares of Common Stock to be issued upon exercise of outstanding options granted pursuant to these plans was 828,412 shares, and the number of shares of Common Stock remaining available for future issuance under these plans was 476,630 shares.

The following table sets forth the outstanding equity awards consisting solely of stock options to purchase shares of First California held by each of the named executive officers as of December 31, 2009.

2009 Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Expiration Date
C. G. Kum	4,500 0 5,968 16,114 17,904 11,936 0	18,000 100,000 11,936 0 0 5,968 36,990	(7) (1) (2) (3) (5) (4)	$ $ $ $ $ $ $	6.75 9.00 11.73 11.32 6.29 11.73 4.93	6/18/2016 3/12/2015 3/1/2014 4/23/2012 6/19/2011 4/14/2011 2/25/2017

Romolo Santarosa	2,000 8,000 2,984 8,057 1,791 5,968 0	8,000 12,000 5,968 0 0 2,984 14,695	(7) (6) (2) (3) (5) (4)	$ $ $ $ $ $ $	6.75 9.00 11.73 11.32 6.29 11.73 4.93	6/18/2016 6/6/2015 3/1/2014 4/23/2012 6/19/2011 4/14/2011 2/25/2017

Edmond Sahakian	778 2,000 0	1,550 8,000 11,250	(2) (7) (4)	$ $ $	11.73 6.75 4.93	3/01/2014 6/18/2016 2/25/2017

(1)	Stock option vests in three equal annual installments beginning on March 12, 2010. This stock option was repriced on June 18, 2008 from an exercise price of $13.10 per share to $9.00 per share; all other terms of the stock option remained the same. The closing price of the Common Stock on June 18, 2008 was $7.90 per share.
(2)	Stock option vests in three equal annual installments beginning on March 1, 2009.
(3)	Stock option vested on April 23, 2009.
(4)	Stock option vests in three equal annual installments beginning on February 25, 2010.
(5)	Stock option vests in three equal annual installments beginning on April 14, 2008.
(6)	Stock option vests in five equal annual installments beginning on June 6, 2008. This stock option was repriced on June 18, 2008 from an exercise price of $12.27 per share to $9.00 per share; all other terms of the stock option remained the same. The closing price of the Common Stock on June 18, 2008 was $7.90 per share.
(7)	Stock option vests in five equal annual installments beginning on June 18, 2009.

Description of Stock Incentive Plans

The following is a description of First California’s stock incentive plans for which stock options and restricted stock granted under such plans were outstanding at December 31, 2009. All awards that have been issued during 2009 have been issued pursuant to the First California 2007 Omnibus Equity Incentive Plan.

First California 2007 Omnibus Equity Incentive Plan

In June 2007, the Board of Directors and the Company’s stockholders approved the First California 2007 Omnibus Equity Incentive Plan, or First California Plan. The First California Plan authorizes the issuance of awards for up to 1,000,000 shares of the Company’s Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The First California Plan is administered and interpreted by the Compensation Committee. The Compensation Committee selects the officers and other employees to receive awards, determines the types of awards and number of shares to be awarded to them and sets the terms, conditions and provisions of the awards consistent with the terms of the First California Plan. The Compensation Committee may establish rules for the administration of the First California Plan. All actions, interpretations and determinations made by the Compensation Committee shall be final and conclusive and binding.

At December 31, 2009, outstanding awards under the First California Plan consisted of both stock options and restricted stock. Restricted stock granted to non-employee directors vests over three years in three equal annual installments. Restricted stock granted to employees generally vests over five years in five equal annual installments. Stock options granted to Key Persons (as defined in the First California Plan) may be either incentive stock options, or ISOs, under the provisions of Section 422 of the Internal Revenue Code, or the Code, or options that are not subject to the provisions of Section 422 of the Code, or Nonqualified Options. Options entitle the recipient to purchase shares of Common Stock at the exercise price specified in the award agreement. The Compensation Committee at its discretion determines the number of option shares, the term of the option, the exercise price, vesting schedule and any other terms and conditions. The exercise price per share of Common Stock covered by an option will not be less than the fair market value of a share of Common Stock on the date of grant. The Compensation Committee will determine the periods during which the options will be exercisable. However, no ISO will be exercisable more than 10 years after the date of grant. The Compensation Committee may impose restrictions, as it deems advisable on the shares acquired pursuant to the exercise of an option, including but not limited to requiring the recipient to hold the shares acquired pursuant to the exercise for a specified period of time.

The Board or the Compensation Committee may amend or terminate the First California Plan, provided that no amendment that requires stockholder approval under Delaware law, the listing requirements of The Nasdaq Stock Market, Inc., or in order for the First California Plan to continue to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or Section 162(m) of the Code shall be effective unless it is approved by the requisite vote of stockholders. No amendment shall adversely affect any of the rights of any holder of any award without the holder’s consent. Absent such early termination by the Board or the Compensation Committee, the First California Plan will terminate in 2017.

At December 31, 2009, the number of shares of Common Stock to be issued upon exercise of outstanding options granted pursuant to the First California Plan was 337,665 shares, and the number of shares of Common Stock remaining available for future issuance under the First California Plan was 476,630 shares. At December 31, 2009, the number of shares of Common Stock issued as restricted stock awards granted under these plans and not yet vested was 174,794.

First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan)

The National Mercantile Bancorp 2005 Stock Incentive Plan, or the NMB Plan, was assumed by First California in connection with the Mergers and renamed the First California Financial Group, Inc. 2005 NMB Stock Incentive Plan. Each outstanding option to purchase shares of National Mercantile common stock was converted into an equal number of options to acquire a number of shares of First California Common Stock.

At December 31, 2009, the number of shares of Common Stock issuable upon exercise of outstanding options granted pursuant to the NMB Plan was 189,728 shares, and the number of shares of Common Stock remaining available for future issuance under the NMB Plan was zero shares. The NMB Plan will terminate on March 24, 2015, except as to awards then outstanding, which awards will remain in effect until they have been exercised, the restrictions have lapsed or the awards have expired or been forfeited. The Company does not intend to issue any additional awards pursuant to this plan.

First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan)

The National Mercantile Bancorp Amended 1996 Stock Incentive Plan, or the 1996 Plan, as amended on June 6, 2002 and which terminated in April 2005, was assumed by First California in connection with the Mergers and renamed the First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan. The 1996 Plan provided for the grant of either incentive stock options or non-qualified stock options covering up to an aggregate of 835,638 shares of National Mercantile common stock. Each outstanding option to purchase shares of National Mercantile common stock was converted into an equal number of options to acquire a number of shares of First California Common Stock.

At December 31, 2009, the number of shares of Common Stock issuable upon exercise of outstanding options granted pursuant to the 1996 Plan was 87,752 shares, and the number of shares of Common Stock remaining available for future issuance under the 1996 Plan was zero shares.

First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan)

The FCB Bancorp 2005 Stock Option Plan, or the FCB Bancorp Plan, was assumed by First California in connection with the Mergers and renamed the First California Financial Group, Inc. FCB 2005 Stock Option Plan. At the effective time of the Mergers, each outstanding option to purchase shares of FCB Bancorp common stock, vested or unvested, was converted into an option to acquire a number of shares of First California Common Stock equal to the product of (i) the number of shares of FCB Bancorp common stock subject to the FCB Bancorp Plan immediately prior to the effective time and (ii) the exchange ratio of 1.7904 at an exercise price per share adjusted by the exchange ratio.

At December 31, 2009, the number of shares of Common Stock issuable upon exercise of outstanding options granted pursuant to the FCB Bancorp Plan was 213,267 shares, and the number of shares of Common Stock remaining available for future issuance under the FCB Bancorp Plan was zero shares. The FCB Bancorp Plan will terminate on May 19, 2015. The Company does not intend to issue any additional awards pursuant to this plan.

Non-Qualified Deferred Compensation

National Mercantile Deferred Compensation Plan

Prior to the Mergers, National Mercantile’s Deferred Compensation Plan sought to provide specified benefits to a select group of management or highly compensated employees who contributed materially to the growth, development and future business of the company. The plan allowed eligible participants to select a certain amount of their annual compensation to be set aside in an interest-bearing account at an annual rate equal to prime plus 150 basis points with a maximum rate of 9% and a minimum rate of 5%. Upon the participant’s termination of employment and subject to a six month delay in distributions under Internal Revenue Code Section 409A, National Mercantile would pay the participant the sum of all amounts and interest accrued in monthly installments for up to five years or in one lump sum payment, to be selected by the participant. If, however, the participant was terminated for cause, all interest accrued would be eliminated and the participant would receive only the amount of compensation deferred. We suspended participation and contributions to this plan in 2007. In June 2009, this plan was terminated and participant’s account balances as of June 2010 will be distributed to the plan participants.

Description of Non-equity Incentive Plan

The Company awards annual cash incentive bonuses to certain of its employees, including the named executive officers, under the Company’s incentive compensation program. In paying annual cash bonuses, the Company seeks to align the compensation of the named executive officers and other employees with performance. Accordingly, the payment of the annual cash bonus depends on the achievement of the Company’s net profit target, as approved by the Board of Directors for a given year. The Board of Directors sets the net profit target after taking into account, among other things, expected growth in loans, deposits and total assets. Under the incentive compensation program, an employee in good standing is eligible to receive a bonus calculated as a percentage of salary and as a percentage of net profit for the chief executive officer. A threshold cash bonus amount occurs when the Company achieves 85% of the net profit goal with an upper limit of 115%. The threshold cash bonus amount is deducted from the net profit goal before measuring the percentage achievement. The Board of Directors, under the incentive compensation program, has the discretion to award a lower cash bonus than may have been received in respect of any particular year. The payment of annual cash bonuses generally occurs in March of each year in respect of achievements of the prior fiscal year. However, because the Company did not achieve the net profit target for the year ended December 31, 2009, no cash bonus will be paid in March 2010.

Compensation of Directors

First California’s non-employee directors are paid for attendance at Board meetings at the rate of $18,000 per year. In addition, the Chairman of the Board receives an additional $16,000 per year. The Company’s non-employee directors are paid for attendance at Audit Committee, Loan Committee, Balance Sheet Committee and Compensation Committee meetings at the rate of $7,000 per year for each respective committee. The Chairman of the Audit Committee receives an additional $7,000 per year and the Chairs of the other Board committees receive an additional $5,000 per year. The designated financial expert on the Audit Committee receives an additional $2,000 per year. In addition, non-employee directors may be eligible to receive approximately $15,000 of restricted stock per year that vests over three years in three equal annual installments. No award of restricted stock occurred in 2010 because the Company did not achieve the net profit target for 2009.

In July 2006, First California Bank entered into split-dollar life insurance agreements with Richard Aldridge and John Birchfield in connection with which First California Bank purchased life insurance policies for such directors. Pursuant to the terms of those agreements, First California Bank owns the life insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums. Under the plan, a beneficiary designated by the director is entitled to receive $250,000 of the total proceeds upon the director’s death, with First California Bank entitled to the balance. In 2009, no additional discretionary compensation was awarded to any non-employee director.

The following table sets forth information concerning the compensation paid by First California during 2009 to each of its non-employee directors.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Richard Aldridge	$34,500	$15,012	$—	$803	$50,315
Donald E. Benson	$37,000	$15,012	$—	$—	$52,012
John W. Birchfield	$46,000	$15,012	$—	$355	$61,367
Joseph N. Cohen	$44,000	$15,012	$—	$—	$59,012
Robert E. Gipson	$41,000	$15,012	$—	$—	$56,012
W. Douglas Hile	$26,000	$15,012	$—	$—	$41,012
Antoinette T. Hubenette, M.D.	$44,000	$15,012	$—	$—	$59,012
Syble R. Roberts	$39,000	$15,012	$—	$—	$54,012
Thomas Tignino	$41,000	$15,012	$—	$—	$56,012
Sung Won Sohn, Ph.D.	$4,167	$—	$7,844	$—	$12,011

(1)	C. G. Kum did not receive any additional compensation for his service as a director during 2009.
(2)

The amounts shown in this column represent the grant date fair value of restricted stock awards earned in respect of 2008 and issued during 2009. The number of restricted shares outstanding as of December 31, 2009 held by each director, except Directors Hile and Sohn, is 4,221. Directors Hile and Sohn own no restricted stock as of December 31, 2009. Restricted stock granted to non-employee directors vests in three equal annual installments.

(3)	The only stock options awarded to non-employee directors in 2009 was 5,000 options to Director Sohn upon his appointment to the Board. The number of options outstanding as of December 31, 2009 held by each director is: 17,009 (Aldridge), 0 (Benson), 17,009 (Birchfield), 2,500 (Cohen), 2,500 (Gipson), 0 (Hile), 2,500 (Hubenette), 17,009 (Roberts), 0 (Tignino) and 5,000 (Sohn).
(4)	The amounts in this column reflect the economic value attributed to directors Aldridge and Birchfield of the life insurance benefit to such directors in 2009 with respect to life insurance policies owned by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2009 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	828,412	$7.95	476,630
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	828,412	$7.95	476,630

(1)	Includes the First California 2007 Omnibus Equity Incentive Plan, FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 1, 2010 regarding our common stock and our Series A Convertible Perpetual Preferred Stock, or “Series A Preferred Stock,” owned by: (1) each person we know to beneficially own more than 5% of the outstanding common stock or outstanding Series A Preferred Stock; (2) each of our directors; (3) each of our named executive officers; and (4) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to our knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned. The Series A Preferred Stock is included in the table below; however, the Series A Preferred Stock is not entitled to vote at the Special Meeting.

The Company also has issued and outstanding 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, or “Series B Preferred Stock”. All of the Series B Preferred Stock was issued to the United States Department of the Treasury (the “Treasury”) on December 19, 2008 in connection with the Company’s participation in the Treasury’s Troubled Asset Relief Program—Capital Purchase Program (“CPP”). The

Treasury is the beneficial owner of 100% of the issued and outstanding shares of Series B Preferred Stock, and therefore, no further disclosure with respect to the Series B Preferred Stock is contained in the table below. The Series B Preferred Stock is not entitled to vote at the Special Meeting.

Except as indicated, the address of each person listed below is c/o First California Financial Group, Inc., 3027 Townsgate Road, Suite 300, Westlake Village, California 91361.

Name of Beneficial Owners	Amount of Beneficial Ownership of Common Stock(1)	Approximate Percentage of Outstanding Shares	Amount of Beneficial Ownership of Series A Preferred Stock(18)	Approximate Percentage of Outstanding Series A Preferred Stock(18)
Directors and Executive Officers:
Richard D. Aldridge(2)(3)	1,424,795	12.26%	0	*
Donald E. Benson(4)	85,248	*	0	*
John W. Birchfield(3)(5)	1,475,131	12.69%	0	*
Joseph N. Cohen(6)	10,622	*	0	*
Robert E. Gipson(6)	47,780	*	0	*
Antoinette T. Hubenette, M.D.(6)	14,997	*	0	*
Syble R. Roberts(7)	408,711	3.52%	0	*
Thomas Tignino(8)	12,867	*	0	*
Sung Won Sohn, Ph.D.	—	*	0	*
C. G. Kum(9)	168,467	1.45%	0	*
Romolo Santarosa(10)	43,992	*	0	*
Cheryl Knight(11)	11,866	*	0	*
William A. Schack(12)	5,861	*	0	*
Edmund Sahakian(13)	10,352	*	0	*
Donald W. Macaulay(14)	1,000	*	0	*
All directors and executive officers as a group (15 persons)(15)	2,853,034	24.55%	0	*

Greater than 5% stockholders not listed above:
James O. Pohlad(16)	936,942	8.06%	334	33.4%
Robert C. Pohlad(16)	936,941	8.06%	333	33.3%
William M. Pohlad(16)	936,942	8.06%	333	33.3%
Carl R. Pohlad(16)(17)	387,496	3.33%	0	*
Total Pohlad Family	3,198,321	27.52%	1,000	100%

*	Represents less than 1%.
(1)	Shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 1, 2010 and shares of restricted common stock are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Unless otherwise noted in a footnote to this table, the number of shares reflected in the table includes shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); shares held as custodian for minor children; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power.
(2)	This figure includes 52,469 shares held by the Brian J. Aldridge 1991 Trust and 70,180 shares held by the Tenisha M. Aldridge 1991 Trust, of which Lynda J. Aldridge, the spouse of Richard Aldridge, is the sole trustee. Includes 14,323 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options, 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010.

(3)	This figure includes 868,655 shares held in trusts for which Richard D. Aldridge and John W. Birchfield are co-trustees, each having full voting rights over the entire block of shares. The 868,655 shares are held as follows: 679,531 shares are held in the James O. Birchfield 1995 Trust, 47,281 shares are held in the James O. Birchfield 1995 Trust FBO Shane O. Birchfield, 47,281 shares are held in the James O. Birchfield 1995 Trust FBO Garrett W. Birchfield, 47,281 shares are held in the James O. Birchfield 1995 Trust FBO Tenisha M. Fitzgerald, and 47,281 shares are held in the James O. Birchfield 1995 Trust FBO Brian J. Aldridge.
(4)	This figure includes 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010. 64,187 of these shares have been pledged as security in a Merrill Lynch Margin Account.
(5)	This figure includes 66,234 shares held by the Shane O. Birchfield Trust and 43,893 shares held by the Garrett W. Birchfield Trust, of which John W. Birchfield is the sole trustee. This figure also includes 14,323 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options, 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010.
(6)	Includes 2,500 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options, and 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010.
(7)	Includes 14,323 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options, and 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010.
(8)	Includes 1,765 shares of restricted common stock which vest in three equal annual installments beginning on March 19, 2009, and 3,045 shares which vest in three equal installments beginning on February 25, 2010.
(9)	Includes 103,121 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options and 13,805 shares of restricted common stock which vest in five equal annual installments beginning on February 25, 2010.
(10)	Includes 34,722 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options and 5,485 shares of restricted common stock which vest in five equal annual installments beginning on February 25, 2010.
(11)	Includes 7,721 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options and 4,145 shares of restricted common stock which vest in five equal annual installments beginning on February 25, 2010.
(12)	Includes 2,696 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options and 3,165 shares of restricted common stock which vest in five equal annual installments beginning on February 25, 2010.
(13)	Includes 5,802 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options and 4,200 shares of restricted common stock which vest in five equal annual installments beginning on February 25, 2010.
(14)	Includes 1,000 shares that may be acquired within 60 days of March 1, 2010 upon exercise of stock options.
(15)	The 868,655 shares beneficially owned by each of Richard D. Aldridge and John W. Birchfield, in their capacities as co-trustees of the James O. Birchfield trusts discussed in footnote (3) above, are included only once for purposes of this figure.
(16)	The business address is 60 South Sixth Street, Suite 3800, Minneapolis, Minnesota 55402.
(17)	Owned in two separate revocable trusts.
(18)	Each share of Series A Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference of $1,000 and any accumulated dividends thereon, divided by $5.63.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There are no existing or proposed material transactions between the Company and any of our directors, executive officers or beneficial owners of 5% or more of our Common Stock, or the immediate family or associates of any of the foregoing persons exceeding $120,000 between January 1, 2008 and December 31, 2009, except as indicated below.

Some of our directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, and have had banking transactions with, us in the ordinary course of our business, and we expect to have banking transactions with such persons in the future. In our opinion, all loans and commitments to lend since January 1, 2008 were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2009, deposits of related parties held by the Company amounted to approximately $100,000. As of December 31, 2009, there was one extension of credit to our directors, officers or principal shareholders, or their associates. The balance of this extension of credit was $1,907 at December 31, 2009.

Director Independence

First California has identified as independent directors the following individuals currently serving on its Board of Directors: directors Aldridge, Benson, Birchfield, Cohen, Gipson, Hubenette, Roberts, Sohn and Tignino. In making this determination, First California applied Rule 4200(a)(15) of the Nasdaq Marketplace Rules. First California’s Board of Directors has an audit committee and compensation committee. It did not have a nominating committee until March 2009. Prior to such time, the entire Board effectively functioned as a nominating committee. First California has determined that the independent directors identified above also qualify as independent members of its audit, compensation and governance and nominating committees and fulfill the independence requirements in connection with the nomination of directors in accordance with Rule 4350 of the Nasdaq Marketplace Rules. Mr. Kum is also a member of the Board of Directors of First California but, as the president and chief executive officer of First California, he is not “independent.”

In making these determinations of independence, First California considered applicable Nasdaq Marketplace Rules and, with respect to members of its audit committee, SEC rules. In addition, with respect to Mr. Benson, First California considered employment relationships with affiliates of First California’s largest stockholders.

Item 14.	Principal Accountant Fees and Services

First California engaged the independent registered public accounting firm of Moss Adams LLP as our principal accountant to audit our financial statements for the years ended December 31, 2008 and 2009.

Audit Fees

The following table sets forth the fees for professional services billed to the Company by Moss Adams LLP and for the periods indicated:

	2008	2009
Audit Fees(1)	$390,000	$431,000
Audit-Related Fees(2)	0	175,000
Tax Fees(3)	29,400	23,000
All Other Fees(4)	0	0

(1)	For professional services rendered for the audits of our consolidated financial statements, and reviews of interim financial statements included in the Company’s Forms 10-Q. These fees include the audit of internal controls over financial reporting.
(2)	For certain review of registration statements filed with the SEC, and the issuance of consents and comfort letters.
(3)	For corporate tax compliance, planning and advisory services.
(4)	Primarily for work performed in connection with consultations regarding Sarbanes-Oxley.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the policy of the Audit Committee of First California to pre-approve all services rendered by the independent auditors. All of the services rendered by Moss Adams LLP in 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2009
Consolidated Statements of Comprehensive Loss for each of the two years in the period ended December 31, 2009
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years ended in the period ended December 31, 2009
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2009
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

(a)(3)	Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

The agreements included as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

First California acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company’s other public filings, which are available without charge through the SEC’s Web site at www.sec.gov.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (Appendix A to the Joint Proxy Statement-Prospectus filed on February 21, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

2.2	Purchase and Assumption Agreement, dated as of January 23, 2009, by and among the Federal Deposit Insurance Corporation, as Receiver of 1st Centennial Bank, First California Bank and the Federal Deposit Insurance Corporation (Exhibit 2.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on December 8, 2009 by First California Financial Group, Inc. and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (filed herewith).

3.2	Amended and Restated By-Laws of First California Financial Group, Inc. (Exhibit 3.2 to Form 10-Q filed on August 13, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

3.3	Certificate of Designations with respect to the Series A Preferred Stock (included in Exhibit 3.1).

3.4	Certificate of Designations with respect to the Series B Preferred Stock (Exhibit 3.1 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

4.1	Indenture, dated as of September 30, 2005, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035, between FCB Bancorp, as Issuer, and Wilmington Trust Company, as Trustee (Exhibit 4.1 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

4.2	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to FCB Bancorp, and Wilmington Trust Company, as Trustee (Exhibit 4.3 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Description

4.3	Indenture, dated as of January 25, 2007, governing Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037, between National Mercantile Bancorp, and Wilmington Trust Company, as Trustee (Exhibit 10.4 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.4	First Supplemental Indenture, dated as of March 12, 2007, by and between First California Financial Group, Inc., as Successor to National Mercantile, and Wilmington Trust Company, as Trustee (Exhibit 4.5 to Form 10-K filed on April 2, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.5	Specimen of Common Stock Certificate. (Exhibit 4.3 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

4.6	Form of Capital Security Certificate evidencing the capital securities of First California Capital Trust I (Exhibit 4.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.7	Form of Common Security Certificate evidencing common securities of First California Capital Trust I (Exhibit 4.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.8	Form of National Mercantile Bancorp Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture due 2037 (Exhibit 4.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

4.9	Warrant to purchase up to 599,042 shares of Common Stock, issued on December 19, 2008 (Exhibit 4.2 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

4.10	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Exhibit 4.3 to the Registration Statement on Form S-3 filed on January 16, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.1*	Employment Agreement, dated January 1, 1999, between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form S-4/A filed on December 5, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.2*	Letter dated June 15, 2006 amending Employment Agreement between National Mercantile Bancorp and Scott A. Montgomery (Exhibit 10.1 to Form 8-K filed on June 21, 2006 by National Mercantile and incorporated herein by this reference).

10.3*	Employment Agreement, dated June 15, 2006, between First California Financial Group, Inc. and C. G. Kum (Exhibit 99.2 to Form 8-K filed on June 21, 2006 by FCB Bancorp and incorporated herein by this reference).

10.4*	First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 4.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.5*	Amendment No. 1 to First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp 2005 Stock Incentive Plan) (Exhibit 10.7 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Description

10.6*	Form of Stock Option Agreement under First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.1 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.7*	Form of Non-Qualified Stock Option Agreement under the First California Financial Group, Inc. 2005 NMB Stock Incentive Plan (formerly known as the National Mercantile 2005 Stock Incentive Plan) (Exhibit 10.2 to Form S-8 filed on May 25, 2005 by National Mercantile and incorporated herein by this reference).

10.8*	First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.7 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.9*	Amendment No. 1 to First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.4 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.10*	Form of Stock Option Agreement under the First California Financial Group, Inc. 1994 NMB Stock Option Plan (formerly known as the National Mercantile Bancorp 1994 Stock Option Plan) (Exhibit 10.8 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.11*	First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.1 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by this reference).

10.12*	Amendment No. 1 to First California Financial Group, Inc. FCB 2005 Stock Option Plan (formerly known as the FCB Bancorp 2005 Stock Option Plan) (Exhibit 10.2 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.13*	First California 2007 Omnibus Equity Incentive Plan (Appendix B to the Proxy Statement filed on May 30, 2007 in connection with the 2007 annual meeting of stockholders and incorporated herein by this reference).

10.14	Registration Rights Agreement, dated June 15, 2006, by and between First California Financial Group, Inc. and the Stockholders party thereto (Exhibit 10.10 to Form S-4 filed on October 23, 2006 by First California Financial Group, Inc. and incorporated herein by this reference).

10.15	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (Exhibit 10.11 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.16	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (Exhibit 10.12 to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.17	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.10 to Form 10-KSB filed on March 30, 2004 by National Mercantile and incorporated herein by this reference).

Exhibit Number	Description

10.18	Lease, dated as of September 19, 2003, between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (Exhibit 10.11 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.19	Lease, dated as of November 12, 2003, between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (Exhibit 10.12 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.20	Lease, dated as of March 30, 2005, between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (Exhibit 10.13 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.21	Lease, dated as of September 10, 2004, between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (Exhibit 10.14 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.22*	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (Exhibit 10.15 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.23*	Salary Continuation Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.4 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.24*	Split Dollar Agreement, dated March 27, 2003, with Chong Guk Kum (Exhibit 10.5 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.25*	Salary Continuation Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.13 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.26*	Split Dollar Agreement, dated May 11, 2006, with Romolo Santarosa (Exhibit 10.14 to Form 10-Q filed on May 15, 2006 by FCB Bancorp and incorporated herein by reference).

10.27*	Salary Continuation Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.6 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.28*	Split Dollar Agreement, dated March 27, 2003, with Thomas E. Anthony (Exhibit 10.7 to Form S-4/A filed on September 1, 2005 by FCB Bancorp and incorporated herein by reference).

10.29*	First California Bank Split Dollar Agreement, dated July 31, 2006, with John W. Birchfield (Exhibit 99.1 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.30*	First California Bank Split Dollar Agreement, dated July 31, 2006, with Richard D. Aldridge (Exhibit 99.2 to Form 8-K filed on August 2, 2006 by FCB Bancorp and incorporated herein by reference).

10.31*	409A Amendment to the First California Bank Salary Continuation Agreement for Chong Guk Kum (Exhibit 99.1 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

10.32*	409A Amendment to the First California Bank Salary Continuation Agreement for Thomas E. Anthony (Exhibit 99.2 to Form 8-K filed on June 7, 2006 by FCB Bancorp and incorporated herein by this reference).

Exhibit Number	Description

10.33	Placement Agreement, dated January 24, 2007, among National Mercantile Bancorp, First California Capital Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Exhibit 10.1 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.34	Amended and Restated Declaration of Trust among National Mercantile Bancorp, as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (Exhibit 10.2 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.35	Guarantee Agreement between National Mercantile Bancorp and Wilmington Trust Company, as guarantee trustee (Exhibit 10.3 to Form 8-K filed on January 30, 2007 by National Mercantile and incorporated herein by this reference).

10.36	Amended and Restated Declaration of Trust, dated as of September 30, 2005, by and among Wilmington Trust Company, as Delaware Trustee and as Institutional Trustee, FCB Bancorp, as Sponsor, and C. G. Kum and Romolo Santarosa, as Administrators (Exhibit 4.2 to Form 8-K filed on October 27, 2005 by FCB Bancorp and incorporated herein by this reference).

10.37*	First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form 10-KSB filed on April 15, 2003 by National Mercantile Bancorp and incorporated herein by this reference).

10.38*	Amendment No. 1 to First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.6 to Form S-8 filed on March 19, 2007 by First California Financial Group, Inc. and incorporated herein by this reference).

10.39*	Form of Stock Option Agreement under the First California Financial Group, Inc. Amended 1996 NMB Stock Incentive Plan (formerly known as the National Mercantile Bancorp Amended 1996 Stock Incentive Plan) (Exhibit 10.4 to Form 10-KSB filed on March 31, 2005 by National Mercantile and incorporated herein by this reference).

10.40	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (Exhibit 10.1 to Form 8-K filed on December 22, 2008 by First California Financial Group, Inc. and incorporated herein by this reference).

10.41*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and C. G. Kum, dated December 29, 2008 (filed as Exhibit 10.46 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.42*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Romolo Santarosa, dated December 29, 2008 (filed as Exhibit 10.47 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.43*	409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Richard Glass, dated December 29, 2008 (filed as Exhibit 10.48 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Description

10.44	Lease, dated as of November 23, 2007, between Westlake Plaza Center East, LLC and First California Bank relating to Suite 300 offices at 3027 Townsgate Road, Westlake Village, California (filed as Exhibit 10.49 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.45*	Amendment to the First California Bank Split Dollar Agreement between the Bank and C.G. Kum, dated December 16, 2009 (filed herewith).

10.46*	Split Dollar Agreement between the Bank and Edmond Sahakian, dated April 24, 2006 (filed herewith).

10.47*	Change in Control Agreement between the Bank and Romolo Santarosa, dated December 16, 2009 (filed herewith).

10.48*	Change in Control Agreement between the Bank and Edmond Sahakian, dated December 16, 2009 (filed herewith).

10.49*	Change in Control Agreement between the Bank and Cheryl Knight, dated December 16, 2009 (filed herewith).

10.50*	Change in Control Agreement between the Bank and Donald Macaulay, dated December 16, 2009 (filed herewith).

10.51*	Change in Control Agreement between the Bank and William Schack, dated December 16, 2009 (filed herewith).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 5, 2010	By:	/s/ C. G. KUM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2010

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2010

/S/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	March 5, 2010

/S/ DONALD E. BENSON Donald E. Benson	Director	March 5, 2010

/S/ JOHN W. BIRCHFIELD John W. Birchfield	Director	March 5, 2010

/S/ JOSEPH N. COHEN Joseph N. Cohen	Director	March 5, 2010

/S/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board of Directors	March 5, 2010

Signature	Title	Date

/S/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	March 5, 2010

/S/ SYBLE R. ROBERTS Syble R. Roberts	Director	March 5, 2010

/S/ SUNG WON SOHN, PH.D. Sung Won Sohn, Ph.D.	Director	March 5, 2010

/S/ THOMAS TIGNINO Thomas Tignino	Director	March 5, 2010