Form 10-Q
period 2010-03-31
First California Financial Group, Inc.
filed 2010-05-07
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52498
___________________

FIRST CALIFORNIA FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)
___________________

Delaware	38-3737811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3027 Townsgate Road, Suite 300 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 322-9655
___________________

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

28,182,048 shares of Common Stock, $0.01 par value, as of May 5, 2010

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2010	December 31, 2009
Cash and due from banks	$36,714	$26,757
Interest bearing deposits with other banks	66,166	19,737
Securities available-for-sale, at fair value	293,081	349,645
Loans, net	903,706	922,741
Premises and equipment, net	19,798	20,286
Goodwill	60,720	60,720
Other intangibles, net	11,164	11,581
Deferred tax assets, net	4,946	6,046
Cash surrender value of life insurance	11,903	11,791
Foreclosed property	5,997	4,893
Accrued interest receivable and other assets	26,072	25,624

Total assets	$1,440,267	$1,459,821

Non-interest checking	$306,266	$317,610
Interest checking	83,549	82,806
Money market and savings	351,655	339,750
Certificates of deposit, under $100,000	91,896	116,012
Certificates of deposit, $100,000 and over	242,129	268,537

Total deposits	1,075,495	1,124,715
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	88,500	98,500
Junior subordinated debentures	26,766	26,753
Accrued interest payable and other liabilities	7,671	7,627

Total liabilities	1,243,432	1,302,595

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	23,285	23,170
Common stock, $0.01 par value; authorized 100,000,000 shares; 28,528,449 shares issued at March 31, 2010 and 11,969,294 shares issued at December 31, 2009; 28,182,048 and 11,622,893 shares outstanding at March 31, 2010 and December 31, 2009	283	118
Additional paid-in capital	174,758	136,635
Treasury stock, 346,401 shares at cost at March 31, 2010 and at December 31, 2009	(3,061)	(3,061)
Retained earnings	4,999	5,309
Accumulated other comprehensive loss	(4,429)	(5,945)

Total shareholders’ equity	196,835	157,226

Total liabilities and shareholders’ equity	$1,440,267	$1,459,821

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2010		2009
(in thousands, except per share data)
Interest and fees on loans		$12,987	$12,427
Interest on securities		1,589	3,597
Interest on federal funds sold and interest bearing deposits		20	55

Total interest income		14,596	16,079

Interest on deposits		2,172	3,367
Interest on borrowings		1,312	1,555
Interest on junior subordinated debentures		439	487

Total interest expense		3,923	5,409

Net interest income before provision for loan losses		10,673	10,670
Provision for loan losses		1,754	5,069

Net interest income after provision for loan losses		8,919	5,601

Service charges on deposit accounts and other banking-related fees		930	1,050
Loan sales and commissions		16	9
Net gain on sale of securities		132	671
Impairment loss on securities		(18)	—
Earnings on cash surrender value of life insurance		111	107
Other income		22	78

Total noninterest income		1,193	1,915

Salaries and employee benefits		4,970	5,658
Premises and equipment		1,537	1,533
Data processing		595	471
Legal, audit, and other professional services		182	620
Printing, stationery, and supplies		12	192
Telephone		224	263
Directors’ expense		120	115
Advertising, marketing and business development		227	456
Postage		56	55
Insurance and regulatory assessments		800	309
Net loss on and expense of foreclosed property		78	—
Amortization of intangible assets		416	376
Other expenses		699	729

Total noninterest expense		9,916	10,777

Income (loss) before provision for income taxes		196	(3,261)
Provision (benefit) for income taxes		79	(1,383)

Net income (loss)		117	(1,878)
Preferred stock dividends		(313)	(194)
Net loss available to common stockholders		$(196)	$(2,072)
Net loss per common share:
Basic		$(0.02)	$(0.18)
Diluted	$	(0.02)	$(0.18)

See accompanying notes to consolidated financial statements.

 FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income (loss)	$117	$(1,878)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	1,754	5,069
Stock-based compensation costs	198	232
Gain on sales of securities	(132)	(671)
Gain on sale of foreclosed property	(5)	—
Impairment loss on securities	18	—
Amortization of net premiums on securities available-for-sale	954	136
Depreciation and amortization of premises and equipment	463	430
Amortization of core deposit and trade name intangibles	416	376
Loss on disposal of premises and equipment	50	—
Proceeds from sale of, and payments received from, loans held-for-sale	—	92
Increase in cash surrender value of life insurance	(112)	(106)
(Increase) decrease in deferred tax assets	1,540	(1,024)
(Increase) decrease in accrued interest receivable and other assets, net of effects of acquisition	318	(5,264)
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(735)	(97)

Net cash provided (used) by operating activities	4,844	(2,705)

Purchases of securities available-for-sale, net of effects of acquisition	—	(10,102)
Proceeds from repayments and maturities of securities available-for-sale	22,933	15,166
Proceeds from sales of securities available-for-sale	35,564	17,754
Purchases of Federal Home Loan Bank and other stock	(6)	—
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(46,429)	63,104
Loan originations and principal collections, net of effects of acquisition	13,371	(10,700)
Purchases of premises and equipment, net of effects of acquisition	(51)	(320)
Proceeds from sale of foreclosed property	336	31
Net cash paid in acquisition	—	(48,790)

Net cash provided by investing activities	25,718	26,143

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	(11,343)	4,520
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	(37,877)	11,776
Net decrease in FHLB advances and other borrowings	(9,987)	(4,487)
Dividends paid on preferred stock	(314)	(194)
Proceeds from issuance of common stock	38,916	—
Proceeds from exercise of stock options	—	8

Net cash provided (used) by financing activities	(20,605)	11,623

Change in cash and due from banks	9,957	35,061
Cash and due from banks, beginning of period	26,757	13,712

Cash and due from banks, end of period	$36,714	$48,773

Supplemental cash flow information:
Cash paid for interest	$3,824	$5,317
Cash paid for income taxes	$1,000	$58
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$1,567	$1,091
Net change in fair value of cash flow hedges, net of tax	$(51)	$—
Loans transferred to foreclosed property	$1,595	$773

See accompanying notes to consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and nature of operations – First California Financial Group, Inc., or First California, or the Company, is a bank holding company incorporated under the laws of the State of Delaware and headquartered in Westlake Village, California. The principal asset of the Company is the capital stock of First California Bank, or the Bank. The Bank is a full-service commercial bank headquartered in Westlake Village, California, chartered under the laws of the State of California and subject to supervision by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation, or the FDIC. The FDIC insures the Bank’s deposits up to the maximum legal limit.

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

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include however the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three months ended March 31, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the current year presentation.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $15.6 million at March 31, 2010 and $16.5 million at December 31, 2009.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at March 31, 2010 or December 31, 2009. There were net deferred tax assets of $4.9 million at March 31, 2010 and $6.0 million at December 31, 2009.

Derivative instruments and hedging – The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, the unrealized gains or losses on these instruments are reflected directly in current period earnings. In December 2009, the Company purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on the Company’s $10.3 million junior subordinated debentures. The first quarter 2010 and fourth quarter 2009 effectiveness assessments indicated that this instrument was effective.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. The implied fair value of goodwill is estimated by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2009, the annual assessment resulted in the conclusion that goodwill was not impaired. At March 31, 2010, an interim assessment was not performed as first quarter results were not materially different than the estimates used in the year-end assessment.

An impairment assessment is performed quarterly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the entity is not required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment is separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows from the security and the Company’s ability and intent to hold the security until the fair value recovers. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, an impairment of $0.4 million on a $1.0 million community development-related equity investment was recognized in earnings in 2009. There was an additional impairment of $18,000 recognized in the three months ended March 31, 2010 related to the community development-related equity investment.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurement disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company adopted this guidance effective January 1, 2010, which resulted in increased financial statement disclosures and did not have any impact on the Company’s financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities, or VIEs. This guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company evaluated its investments in VIEs held as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance. Therefore, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

(in thousands, except per share data)	Pro forma Three months ended March 31, 2009
Net interest income	$11,276
Noninterest income	2,003
Noninterest expense	10,999
Provision for loan losses	5,069

Loss before provision for income taxes	(2,789)
Income tax benefit	1,194

Net loss	$(1,595)

Pro forma loss per common share:
Basic	$(0.15)
Diluted	$(0.15)
Pro forma weighted average shares:
Basic	11,528
Diluted	11,528

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$98,988	$75	$(37)	$99,026
U.S. government agency notes	76,986	238	(47)	77,177
U.S. government agency mortgage-backed securities	46,282	349	(213)	46,418
U.S. government agency collateralized mortgage obligations	35,905	79	(174)	35,810
Private label collateralized mortgage obligations	30,424	20	(5,678)	24,766
Municipal securities	6,913	45	(51)	6,907
Other domestic debt securities	4,827	—	(1,850)	2,977

Securities available-for-sale	$300,325	$806	$(8,050)	$293,081

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$142,617	$114	$(71)	$142,660
U.S. government agency notes	77,097	170	(102)	77,165
U.S. government agency mortgage-backed securities	47,034	280	(467)	46,847
U.S. government agency collateralized mortgage obligations	47,028	68	(156)	46,940
Private label collateralized mortgage obligations	32,984	17	(7,456)	25,545
Municipal securities	7,985	98	(55)	8,028
Other domestic debt securities	4,848	—	(2,388)	2,460

Securities available-for-sale	$359,593	$747	$(10,695)	$349,645

As of March 31, 2010, securities available-for-sale with a fair value of $122.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at March 31, 2010 and December 31, 2009.

	At March 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$30,726	$(35)	$—	$—	$30,726	$(35)
U.S. government agency notes	12,591	(47)	—	—	12,591	(47)
U.S. government agency mortgage-backed securities	37,663	(213)	—	—	37,663	(213)
U.S. government agency collateralized mortgage obligations	26,549	(174)	—	—	26,549	(174)
Private-label collateralized mortgage obligations	—	—	15,448	(2,746)	15,448	(2,746)
Municipal securities	3,869	(50)	172	(2)	4,041	(52)
Other domestic debt securities	—	—	4,827	(1,850)	4,827	(1,850)

	$111,398	$(519)	$20,447	$(4,598)	$131,845	$(5,117)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

An impairment analysis on our debt and equity securities is performed each quarter by the Company. When the Company does not intend to sell, and it is more-likely-than-not that the Company is not required to sell, a debt security before recovery of its cost basis, the Company separates other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. The Company recognizes in earnings the amount of other-than-temporary impairment related to credit loss. The Company recognizes in other comprehensive income the amount of other-than-temporary impairment related to other factors. The Company’s assessment of other-than-temporary declines in fair value considers the duration the debt security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the debt security, and the long-term financial outlook of the issuer. In addition, the Company considers the expected future cash flows of the debt security and our ability and intent on holding the debt security until the fair values recover. For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, the Company recognized an impairment of $0.4 million on a $1.0 million community development-related equity investment. There was an additional impairment of $18,000 recognized in the three months ended March 31, 2010 related to the community development-related equity investment.

The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be further other-than-temporary impairments in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, and the other-than-temporary impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended March 31, 2010
(in thousands)	Impairment Related to Credit Loss	Impairment Related to Other Factors	Total Impairment
Recognized as of beginning of period	$1,115	$—	$1,115
Charges on securities for which OTTI was previously recognized	—	—	—

Recognized as of end of period	$1,115	$—	$1,115

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$58,925	$58,964
Due after one year through five years	113,570	113,773
Due after five years through ten years	14,450	14,391
Due after ten years	113,380	105,953

Total	$300,325	$293,081

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At March 31, 2010	At December 31, 2009
Commercial mortgage	$388,094	$381,334
Commercial loans and lines of credit	222,025	235,849
Multifamily mortgage	138,839	138,548
Construction and land development	73,423	86,609
Home mortgage	51,871	51,036
Home equity loans and lines of credit	39,700	40,122
Installment and credit card	5,352	5,748

Total loans	919,304	939,246
Allowance for loan losses	(15,598)	(16,505)

Loans, net	$903,706	$922,741

At March 31, 2010, loans with a balance of $522.4 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.2 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Beginning balance	$16,505	$8,048
Provision for loan losses	1,754	5,069
Loans charged-off	(2,733)	(1,847)
Recoveries on loans previously charged-off	72	5

Ending balance	$15,598	$11,275

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At March 31, 2010	At December 31, 2009
Accruing loans past due 30 - 89 days	$2,520	$14,592
Accruing loans past due 90 days or more	$—	$200
Nonaccrual loans	$37,034	$39,958
Foreclosed assets	$5,997	$4,893

There were $37.0 million and $8.4 million of nonaccrual loans at March 31, 2010 and March 31, 2009, respectively. Had these loans performed according to their original terms, additional interest income of approximately $565,000 and $154,000 would have been recognized in the three months ended March 31, 2010 and March 31, 2009, respectively.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $38.2 million for the three months ended March 31, 2010 and $35.6 million for the three months ended March 31, 2009. Impaired loans were $37.0 million at March 31, 2010 and $40.0 million at December 31, 2009. Loan loss allowances for individually impaired loans are computed in accordance with FASB accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $37.0 million of impaired loans at March 31, 2010, $4.1 million had specific allowances of $2.0 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at March 31, 2010 and at December 31, 2009.  No impairment loss was recognized for the periods ended March 31, 2010 and March 31, 2009.

Core deposit intangibles, net of accumulated amortization, were $8.4 million at March 31, 2010 and $8.7 million at December 31, 2009.  Amortization expense for the three months ended March 31, 2010 and 2009 was $316,000 and $277,000, respectively.

Trade name intangible, net of accumulated amortization, was $2.8 million at March 31, 2010 and $2.9 million at December 31, 2009. Amortization expense for the three months ended March 31, 2010 and 2009 was $100,000 in each period.

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITY

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2010 and December 31, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of March 31, 2010		As of December 31, 2009		As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$106,568	Other Assets	$194,680	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$106,568		$194,680		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2010, and December 31, 2009, the Company had one interest rate cap with a notional amount of $10.3 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings. The cap is forward-starting and will become effective December 15, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three months ended March 31, 2010. The Company did not have any outstanding derivatives during the three months ended March 31, 2009.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $2,888 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Interest Rate Products	$(88,112)	$—	Interest income	$—	$—	Other non-interest income	$—	$—

Total	$(88,112)	$—		$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
		2010	2009
Interest Rate Products	Other non-interest income	$—	$—

Total		$—	$—

Credit-risk-related Contingent Features

The terms of the one outstanding interest rate cap at March 31, 2010 does not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

The Company has no derivatives payable, so consideration of the Company’s own credit risk is not applicable.

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share, or EPS, excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock.

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2010		2009
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic

Net Income (loss) as reported	$117	$117	$(1,878)	$(1,878)
Less preferred stock dividend declared	(313)	(313)	(194)	(194)
Net loss available to common shareholders	$(196)	$(196)	$(2,072)	$(2,072)
Weighted average common shares outstanding-Basic	12,910	12,910	11,528	11,528
Options	-	-	-	-
Restricted stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Weighted average common shares outstanding-Diluted(1)	12,910	12,910	11,528	11,528
Loss per common share	$(0.02)	$(0.02)	$(0.18)	$(0.18)
__________________
(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the periods presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. The dilutive calculation excludes 312,607 and 288,815 weighted average shares for the three months ended March 31, 2010 and 2009, respectively.

The increase in weighted average common shares outstanding for the three months ended March 31, 2010 compared to prior periods was the result of the Company’s consummation of an underwritten public offering of common stock at a price of $2.50 per share in March 2010.  The Company sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for gross proceeds of $41.1 million. The Company contributed $36.0 million to our bank subsidiary. The Company intends to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
(in thousands)	2010	2009
Other comprehensive income (loss):
Unrealized (loss) on interest rate cap	$(88)	$—
Unrealized gain on securities available for sale	2,704	1,965
Reclassification adjustment for securities gains included in net income	(132)	(671)

Other comprehensive income, before tax	2,484	1,294
Income tax expense related to items of other comprehensive income	(1,100)	(203)

Other comprehensive income	1,384	1,091
Net income (loss)	117	(1,878)

Comprehensive income (loss)	$1,501	$(787)

NOTE 10 – FAIR VALUE MEASUREMENT

The FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010.The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes available-for-sale securities which are regularly priced in an active market.

•
Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data.

The Company uses fair value to measure certain assets, primarily securities available-for-sale, on a recurring basis when fair value is the primary measure for accounting. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, collateral dependent impaired loans, and foreclosed property. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by the FASB accounting standards codification related to fair value disclosure reporting.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at March 31, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2010, Using
	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$293,081	$—	$293,081	$—

Total assets measured at fair value	$293,081	$—	$293,081	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2010, Using
	Fair value at March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$2,075	$—	$—	$2,075	$(1,709)
Foreclosed property	5,997	—	—	5,997	(155)

Total assets measured at fair value	$8,072	$—	$—	$8,072	$(1,864)

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended March 31, 2010. There have been no changes in valuation techniques for the quarter ended March 31, 2010 and are consistent with techniques used in prior periods.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for securities are based on quoted market prices of identical securities, where available (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. In determining the fair value of the securities categorized as Level 2, the Company obtains a report from a nationally recognized broker-dealer detailing the fair value of each security in our portfolio as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. The Company reviews the market prices provided by the broker-dealer for our securities for reasonableness based upon our understanding of the marketplace and we consider any credit issues related to the bonds. As the Company has not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Impaired loans – Impaired loans are measured and recorded at the fair value of the loan’s collateral on a nonrecurring basis as the impaired loans shown are collateral dependent. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the estimated cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Foreclosed property – Foreclosed property is initially measured at fair value at acquisition and carried at the lower of this new cost or fair value on a nonrecurring basis. The foreclosed property shown is collateral dependent and, accordingly, is measured based on the fair value of such collateral. The fair value of collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the estimated cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

The FASB accounting standards codification requires that the Company disclose estimated fair values for its financial instruments during annual and interim reporting periods. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of the disclosures regarding fair value of financial instruments. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.

Cash and cash equivalents – The carrying amounts of cash and interest bearing deposits at other banks is assumed to be the fair value given the liquidity and short-term nature of these deposits.

Loans – Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements.  Loans were divided into three major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) impaired loans. We estimated the fair value of impaired loans and loans that mature or re-price within three months at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At March 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$102,880	$102,880
Securities available-for-sale	293,081	293,081
FHLB and other stock	9,490	9,490
Loans, net	903,706	767,753
Interest rate cap	107	107
Financial liabilities:
Demand deposits, money market and savings	$741,470	$741,470
Time certificates of deposit	334,025	334,857
FHLB advances and other borrowings	133,500	135,374
Junior subordinated debentures	26,766	16,010

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking statements about us; we intend these statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration, which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

•	legislative, accounting or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in our 2009 Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products through 17 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At March 31, 2010, we had consolidated total assets of $1.4 billion, total loans of $919.3 million, deposits of $1.1 billion and shareholders’ equity of $196.8 million. At December 31, 2009, we had consolidated total assets of $1.5 billion, total loans of $939.2 million, deposits of $1.1 billion and shareholders’ equity of $157.2 million.

For the first quarter of 2010, we had net income of $0.1 million, compared to a net loss of $1.9 million for the first quarter of 2009.  The net loss for the 2009 first quarter was due largely to the $5.1 million provision for loan losses.

After a dividend payment on our Series B preferred shares of $312,500 in the first quarter of 2010 and a dividend payment of $194,000 for the first quarter of 2009, we incurred a loss per diluted common share of $0.02 for the 2010 first quarter and a loss per diluted common share of $0.18 for the 2009 first quarter.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $15.6 million at March 31, 2010 and was $16.5 million at December 31, 2009.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $4.9 million at March 31, 2010 and $6.0 million at December 31, 2009. There was no valuation allowance at either period end.

Derivative instruments and hedging

We record all derivatives on the balance sheet at fair value. For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, we recognize the unrealized gains or losses directly in current period earnings. In December 2009, the Company purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on the Company’s $10.3 million junior subordinated debentures. The first quarter 2010 and fourth quarter 2009 effectiveness assessments indicated that this instrument was effective.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.  Based on the results of our assessment, we concluded that the fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2009.  At March 31, 2010, we did not perform an interim assessment because first quarter results were not materially different from the estimates used in our year-end assessment.

We also undertake an impairment analysis on our debt and equity securities each quarter. When we do not intend to sell, and it is more likely than not that we are not required to sell, a debt security before recovery of its cost basis, we separate other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. We recognize in earnings the amount of the other-than-temporary impairment related to credit loss. We recognize in other comprehensive income the amount of other-than-temporary impairment related to other factors. Our assessment of other-than-temporary declines in fair value considers the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, and the long-term financial outlook of the issuer. In addition, we consider the expected future cash flows from the security and our ability and intent to hold the security until the fair value recovers.

For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, we recognized an impairment loss of $0.4 million on a $1.0 million community development-related equity investment in our 2009 earnings. We recognized an additional impairment loss of $18,000 on this community development-related equity investment in the first quarter of 2010.

Results of operations – for the three months ended March 31, 2010 and 2009

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

Our net interest income for the three months ended March 31, 2010 and 2009 was $10.7 million in each period. In the first quarter of 2010, the decline in interest income offset the reduction in interest expense. Interest income for the 2010 first quarter was $14.6 million, down $1.5 million from $16.1 million for the 2009 first quarter. The decline was due to lower-yielding securities. Interest expense for the 2010 first quarter was $3.9 million, down $1.5 million from $5.4 million for the 2009 first quarter. The decrease was due to lower rates paid on interest-bearing deposits.

Our net interest margin (tax equivalent) for the first quarter of 2010 was 3.39 percent compared with 3.60 percent for the same quarter last year. Compared with the first quarter a year ago, our net interest margin declined by 21 basis points due to the adverse affect from higher levels of nonaccrual loans and the shift in the composition of our securities portfolio to safer, but lower interest-yielding U.S. Treasury securities. The yield on interest-earning assets for the first quarter of 2010 was 4.62 percent, down 77 basis points from 5.39 percent for the first quarter a year ago. These adverse effects were partially offset by a continued reduction in the cost of our interest-bearing liabilities, which equaled 1.66 percent for the 2010 first quarter, compared with 2.29 percent in the first quarter a year ago.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three months ended March 31, 2010 and 2009.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended March 31,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$929,662	$12,987	5.67%	$874,413	$12,427	5.76%
Securities	341,890	1,589	1.90%	281,868	3,597	5.44%
Federal funds sold and deposits with banks	11,155	20	0.72%	67,939	55	0.33%

Total earning assets	1,282,707	$14,596	4.62%	1,224,220	$16,079	5.39%

Non-earning assets	160,393			152,837

Total average assets	$1,443,100			$1,377,057

Interest bearing checking	$79,663	$64	0.32%	$73,765	$46	0.25%
Savings and money market	347,248	917	1.07%	221,867	517	0.95%
Certificates of deposit	362,932	1,191	1.33%	471,225	2,804	2.41%

Total interest bearing deposits	789,843	2,172	1.12%	766,857	3,367	1.78%

Borrowings	139,042	1,312	3.83%	164,903	1,555	3.82%
Junior subordinated debentures	26,759	439	6.56%	26,707	487	7.30%

Total borrowed funds	165,801	1,751	4.25%	191,610	2,042	4.32%

Total interest bearing funds	955,644	$3,923	1.66%	958,467	$5,409	2.29%

Noninterest checking	305,047			239,138
Other liabilities	14,430			19,287
Shareholders’ equity	167,979			160,165

Total liabilities and shareholders’ equity	$1,443,100			$1,377,057

Net interest income		$10,673			$10,670
Net interest margin (tax equivalent) 2			3.39%			3.60%
______________________
1
Yields and amounts earned on loans include loan fees of ($0.2) million and $0 for the three months ended March 31, 2010 and 2009, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

2	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the change in our interest income and interest expense.

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended March 31, 2010 to 2009 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$(225)	$785	$560
Interest on securities	(2,774)	766	(2,008)
Interest on Federal funds sold and deposits with banks	11	(46)	(35)

Total interest income	(2,988)	1,505	(1,483)

Interest expense
Interest on deposits	1,296	(101)	1,195
Interest on borrowings	(1)	244	243
Interest on junior subordinated debentures	49	(1)	48

Total interest expense	1,344	142	1,486

Net interest income	$(1,644)	$1,647	$3
______________________
(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $1.8 million for the three months ended March 31, 2010 compared with $5.1 million for the three months ended March 31, 2009. The provisions for 2009 reflect the significant increase in the allowance for loan losses concomitant with the significant increase in our past due and nonaccrual loans. The lower 2010 first quarter provision reflects the stable and improving level of non-performing loans since the 2009 year-end. The provision each period is also based upon the analysis of the impact of economic conditions on our borrowers and local markets, concentrations in our loan portfolio, trends in real estate values and our historical loss experience.

Noninterest income

Noninterest income was $1.2 million for the 2010 first quarter compared with $1.9 million for the same period a year ago. The decline reflects principally the smaller amount of securities gains period to period.

The following table presents a summary of noninterest income:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Service charges on deposit accounts and other banking-related fees	$930	$1,050
Earnings on cash surrender value of life insurance	111	107
Commissions on brokered loans	16	9
Net gain on sale of securities	132	671
Impairment loss on securities	(18)	—
Net servicing fees	20	24
Other income	2	54

Total noninterest income	$1,193	$1,915

Our service charges on deposit accounts for the three months ended March 31, 2010 decreased to $0.9 million, down 11 percent from $1.1 million for the three months ended March 31, 2009. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

During the first three months of 2010 and 2009 we did not sell any loans.  However, we brokered loans for commissions of $16,000 for the first three months of 2010 compared with $9,000 for the first three months of 2009. We had no loans held-for-sale at the end of the first quarter of 2010 and $31.3 million of loans held-for-sale at the end of the first quarter of 2009.

We also recognized in noninterest income an impairment loss of $18,000 on a $1.0 million community development-related equity investment in the three months ended March 31, 2010. There were no impairment losses on securities in the first quarter of 2009. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the first quarter of 2010, we sold $35.6 million of securities and realized net gains of $132,000. For the first three months of 2009 we sold $17.8 million of securities and realized net gains of $671,000.

Noninterest expense

Our noninterest expense for the three months ended March 31, 2010 was $9.9 million compared with $10.8 million for the three months ended March 31, 2009. Salaries and employee benefits for the 2010 first quarter fell $0.7 million, or 12 percent, to $5.0 million from $5.7 million for the 2009 first quarter. The decline reflects the workforce reduction effected in the 2009 third quarter.    Our FDIC insurance expense however increased $0.5 million to $0.8 million for the first quarter of 2010 from $0.3 million for the first quarter of 2009. The increase was due to higher deposit balances as well as an increase in premiums charged by the FDIC.

The following table presents a summary of noninterest expense:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Salaries and employee benefits	$4,970	$5,658
Premises and equipment	1,537	1,533
Data processing	595	471
Legal, audit, and other professional services	182	620
Printing, stationery, and supplies	12	192
Telephone	224	263
Directors’ expense	120	115
Advertising, marketing and business development	227	456
Postage	56	55
Insurance and regulatory assessments	800	309
Loss on and expense of foreclosed property	78	—
Amortization of intangible assets	416	376
Other expenses	699	729

Total noninterest expense	$9,916	$10,777

The 2009 first quarter included integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction of approximately $473,000.

We acquired real estate through two foreclosures and sold previously foreclosed upon real estate in the quarter ended March 31, 2010. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $78,000 for the first quarter of 2010. There were no costs or losses for the same period a year ago.

Our efficiency ratio was 81 percent for the first quarter of 2010 compared with 87 percent for the first quarter of 2009. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in the efficiency ratio for the first quarter of 2010 as compared to the first quarter of 2009 was due primarily to lower noninterest expense.

Income taxes

The income tax provision was $0.1 million for the three months ended March 31, 2010 compared with an income tax benefit of $1.4 million for the same period in 2009. The combined federal and state effective tax rate for the three months ended March 31, 2010 was 40.4 percent compared with 42.4 percent for the same period in 2009.

Financial position – March 31, 2010 compared with December 31, 2009

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

Home mortgages and home equity loans and lines of credit use first or second trust deeds on a borrower’s real estate property, typically their principal residence, as collateral. These loans depend on a person’s ability to regularly pay the principal and interest due on the loan and, secondarily, on the value of real estate property that serves as collateral for the loan. Generally, home mortgages involve a lower degree of risk than other loan categories because of the relationship of the loan amount to the value of the residential real estate and a person’s reluctance to forego their principal place of residence. General economic conditions and local supply and demand, however, affect home real estate values. Installment loans and credit card lines also depend on a person’s ability to pay principal and interest on a loan; however, generally these are unsecured loans or, if secured, the collateral value can rapidly decline, as is the case for automobiles. A person’s ability to service debt is highly dependent upon their continued employment or financial stability. Job loss, divorce, illness and bankruptcy are just a few of the risks that may affect a person’s ability to service their debt.

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

All real estate secured loans, at the time of origination, renewal or extension, require a current appraisal. A current appraisal is an appraisal with an “as of” date not more than six months before the date of funding or renewal or extension. We also obtain updated appraisals when the useful life of the appraisal ceases. Under the Uniform Standards of Professional Appraisal Practice guidelines, the useful life of an appraisal, regardless of the dollar amount, is the life of the loan. However, useful life ends when (a) there has been a deterioration in the borrower’s performance and there is an increasing likelihood of a forced liquidation of the property and the existing appraisal is older than two years old, or (b) there has been deterioration in the property’s value due to a significant depreciation in local real estate values, lack of maintenance, change in zoning, environmental contamination or other circumstances.

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

Loans

Loans decreased $19.9 million, or 2 percent, to $919.3 million at March 31, 2010 from $939.2 million at December 31, 2009. The $13.2 million decline in construction and land development loans reflects payoffs, pay downs and our strategic downsizing in this loan category. The $13.7 million decline in commercial loans and lines reflects slow loan demand in our market area.

(in thousands)	At March 31, 2010	At December 31, 2009
Commercial mortgage	$388,094	$381,334
Commercial loans and lines of credit	222,025	235,849
Multifamily mortgage	138,839	138,548
Construction and land development	73,423	86,609
Home mortgage	51,871	51,036
Home equity loans and lines of credit	39,700	40,122
Installment and credit card	5,352	5,748

Total loans	919,304	939,246
Allowance for loan losses	(15,598)	(16,505)

Loans, net	$903,706	$922,741

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

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of total loans at March 31, 2010 compared with 41 percent at December 31, 2009. We had 372 commercial mortgage loans with an average balance of $1,046,000 at March 31, 2010.  Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been office, industrial, and retail, representing approximately 63 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At March 31, 2010	At December 31, 2009
Southern California
Los Angeles	$197,234	$195,306
Orange	31,376	30,954
Ventura	98,173	93,899
Riverside	19,708	21,148
San Bernardino	16,887	17,518
San Diego	15,414	15,555
Santa Barbara	234	236

Total Southern California	379,026	374,616

Northern California
Alameda	309	319
Contra Costa	405	408
Fresno	2,472	2,479
Imperial	365	369
Kern	994	1,037
Madera	547	550
Placer	623	625
Sacramento	354	358
San Mateo	2,427	—
Solano	277	278
Tulare	295	295

Total Northern California	9,068	6,718

Total commercial mortgage loans	$388,094	$381,334

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At March 31, 2010	At December 31, 2009
Industrial/warehouse	$89,505	$90,379
Office	87,037	87,923
Retail	68,316	70,140
Self storage	28,544	20,024
Mixed use	18,332	18,292
Hotel	13,831	13,955
Medical	13,808	11,469
Assisted living	11,282	11,332
Restaurant	9,634	9,584
All other	47,805	48,236

Total commercial mortgage loans	$388,094	$381,334

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 60 percent and the minimum debt service coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 57.5 percent and the weighted average debt service coverage ratio was 1.56 at March 31, 2010. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 24 percent of total loans at March 31, 2010, down from 25 percent at December 31, 2009. We had 912 commercial loans with an average balance of $243,000 at March 31, 2010. Unused commitments on commercial loans were $93.1 million at March 31, 2010 compared with $88.8 million at December 31, 2009. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At March 31, 2010	At December 31, 2009
Services	$57,436	$61,629
Real estate	55,986	51,714
Information	54,910	62,086
Trade	19,775	26,119
Manufacturing	17,841	16,141
Healthcare	12,546	12,566
Transportation and warehouse	3,241	5,562
Other	290	32

Total commercial loans	$222,025	$235,849

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

Construction and land loans represent 8 percent of total loans at March 31, 2010, down from 9 percent at December 31, 2009. At March 31, 2010, we had 26 projects with an average commitment of $3,685,000 compared with 30 projects with an average commitment of $2,967,000 at December 31, 2009. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At March 31, 2010, 19 percent of these loans, or $13.9 million, represented single-family residential construction projects; 6 percent, or $4.7 million, were multi-family residential construction projects; 52 percent, or $37.9 million, were commercial projects; and, 23 percent, or $16.9 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 66.6 percent at March 31, 2010. At March 31, 2010, we had only five projects for which we capitalize interest income. Capitalized interest income for the three months ended March 31, 2010 was $308,000 for these five projects. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our construction and land loans by county.

	At March 31, 2010		At December 31, 2009
Construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$29,511	$23,569	$42,657	$35,272
Orange	8,759	8,395	7,157	6,894
Ventura	46,168	37,488	55,896	40,459
Riverside	3,983	3,971	4,054	3,984

Total construction and land loans	$88,421	$73,423	$109,764	$86,609

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

Multifamily residential mortgage loans were 15 percent of total loans at March 31, 2010, the same as at December 31, 2009. We had approximately 162 multifamily loans with an average balance of $859,000 at March 31, 2010.  Apartments mostly located in our six-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 59.7 percent and the weighted average debt service coverage ratio was 1.32 for our multifamily portfolio at March 31, 2010. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2010	At December 31, 2009
Southern California
Los Angeles	$94,819	$93,433
Orange	16,943	17,236
Ventura	7,564	7,590
San Bernardino	4,016	4,030
San Diego	5,049	5,065
Santa Barbara	1,127	1,131

Total Southern California	129,518	128,485

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2010	At December 31, 2009
Northern California
Alameda	794	797
Calaveras	1,371	1,373
Fresno	249	251
Kern	2,659	2,679
Merced	669	671
Monterey	382	384
Mono	231	231
San Francisco	1,342	1,346
San Luis Obispo	497	499
Santa Clara	—	702
Santa Cruz	1,127	1,130

Total Northern California	9,321	10,063

Total multifamily mortgage	$138,839	$138,548

The table below illustrates the distribution of our loan portfolio by loan size at March 31, 2010. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At March 31, 2010, 33 percent of our loans were less than $1 million and 74 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	March 31, 2010
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $21,000,000
Commercial mortgage	11%	14%	33%	12%	24%	6%
Commercial loans and lines of credit	28%	11%	28%	14%	5%	14%
Construction and land development	3%	3%	14%	23%	17%	40%
Multifamily mortgage	14%	30%	39%	3%	14%	0%
Home mortgage	28%	24%	21%	0%	27%	0%
Home equity loans and lines of credit	35%	19%	27%	19%	0%	0%
Installment and credit card	88%	12%	0%	0%	0%	0%

Totals	17%	16%	30%	11%	17%	9%
Number	1,611	212	174	29	25	6

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time their principal or interest becomes 120 days delinquent unless the loan is well secured and in the process of collection. We charge-off consumer loans by the time they become 90 days delinquent unless they too are well secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of collateral. In those cases where the collateral value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors examines and formally approves the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters.

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

Our 2010 first quarter evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. We did not change however, our estimated loss factors for our quantitative or qualitative considerations from those used at the 2009 year-end. Our reasons are as follows.

We considered the trend in the level of delinquencies, nonaccrual loans and loan charge-offs. Total past due and nonaccrual loans declined to $39.6 million at March 31, 2010 from $54.8 million at December 31, 2009. The $15.2 million decline since year-end was principally in loans past due 30 to 89 days. Nonaccrual loans at March 31, 2010 were $37.0 million, down from $40.0 million as loan payments, payoffs and returns to accruing status nearly outpaced additions. We believe that the slowing of delinquencies and nonaccrual loans are early signs that the credit cycle may be peaking; however, we also considered the length and depth of the economic recession and the continuing affect it might have on our borrowers and concluded that changes to our estimates were not prudent at this time.

The allowance for loan losses was $15.6 million or 1.70 percent of loans at March 31, 2010 compared with $16.5 million or 1.76 percent of loans at December 31, 2009. The decline in the allowance reflects the decline in total loans as well as a change in the composition of loans subject to quantitative considerations. We believe that our allowance for loan losses was adequate at March 31, 2010; however, the determination of the allowance for loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance in future periods.

The following table presents activity in the allowance for loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Beginning balance	$16,505	$8,048
Provision for loan losses	1,754	5,069
Loans charged-off	(2,733)	(1,847)
Recoveries on loans charged-off	72	5

Ending balance	$15,598	$11,275

Allowance to loans	1.70%	1.26%
Net loans charged-off to average loans, annualized	1.15%	0.84%

The following table presents the net loan charge-offs by loan type and the percentage of net loans charged-off to average loans by type for the periods indicated.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(in thousands)	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized
Construction and land development	$367	0.46%	1.83%	$551	0.43%	1.65%
Home mortgage	65	0.13%	0.51%	683	1.43%	5.71%
Commercial loans & lines	709	0.33%	1.33%	333	0.14%	0.63%
Commercial mortgage	1,302	0.24%	0.96%	239	0.07%	0.21%
Home equity loans & lines	199	0.50%	2.17%	-	—	-
Installment	19	—	1.29%	36	0.64%	2.03%

Total	$2,661	0.29%	1.15%	$1,842	0.21%	0.84%

Net loan charge-offs for the three months ended March 31, 2010 were $2.7 million compared with $1.8 million for the same period last year. In the 2010-first quarter, significant charge-offs consisted of a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Also in the 2010 first quarter we had a $325,000 charge-off on a $0.8 million completed construction project to reduce the balance to the expected net proceeds from the sale of the remaining collateral. Net annualized loan charge-offs to average loans for the 2010 first quarter were 1.15 percent compared with 0.84 percent for the 2009 first quarter. For the 2009 year, net loan charge-offs to average loans was 0.89 percent. Net annualized loan charge-offs to average loans for the 2010 first quarter, excluding the $1.2 million charge-off described above, were 0.65 percent.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	March 31, 2010		December 31, 2009
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$4,999	42%	$4,850	41%
Multifamily mortgage	2,012	15%	3,277	15%
Commercial loans	4,592	24%	4,796	25%
Construction loans	2,875	8%	2,460	9%
Home equity loans and lines	450	4%	453	4%
Home mortgage	608	6%	605	5%
Installment and credit card	62	1%	64	1%

Total	$15,598	100%	$16,505	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents past due loans, nonaccrual loans and foreclosed assets. We had eight restructured loans for $2.8 million at March 31, 2010. One loan for $0.7 million is included in the $2.5 million of loans past due 30 – 89 days shown below. Seven loans for $2.1 million are included in the $37.0 million nonaccrual loan total shown below. We had one $0.6 million restructured loan at December 31, 2009. The $0.6 million restructured loan at December 31, 2009 is included in the $40.0 million nonaccrual loan total shown below.

(dollars in thousands)	At March 31, 2010		At December 31, 2009
Accruing loans past due 30 - 89 days	$2,520		$14,592
Accruing loans past due 90 days or more	$—		$200
Nonaccrual loans	$37,034		$39,958
Foreclosed assets	$5,997		$4,893
Ratios:
Accruing loans past due 90 days or more to average loans	-		0.02%	%
Nonaccrual loans to average loans	3.98%	%	4.35%	%

Accruing loans past due 30 to 89 days decreased to $2.5 million at March 31, 2010 from $14.6 million at December 31, 2009. This category of loans historically has had the most fluctuation from period to period.

Nonaccrual loans and loans past due 90 days or more and accruing decreased to $37.0 million at March 31, 2010 from $40.2 million at December 31, 2009. These non-performing loans, as a percentage of total loans, were 4.0 percent at the end of the first quarter compared with 4.3 percent at December 31, 2009.

Our largest nonaccrual loan was a $21.0 million completed construction loan in Ventura County. This office complex project began in the 2007 first quarter and consisted of 31 buildings on 13 acres.  We filed a notice of default in the 2009 third quarter. Nine units sold in 2008, one unit sold in 2009 and one unit sold in 2010. We have resumed our foreclosure process in the 2010 second quarter. We obtained our most current appraisal in the 2009 fourth quarter and this appraisal indicates a loan-to-value ratio of approximately 71 percent.  Accordingly, we have no specific loss allowance for this loan.

Our next largest nonaccrual loan was a completed high-end home in a coastal community of Los Angeles County for $4.5 million. The home is completed and being marketed for sale. We filed a notice of default in the 2009 third quarter. Our most current appraisal indicates a loan-to-value of approximately 90 percent. Accordingly, we have no specific loss allowance for this loan.

Our third largest nonaccrual loan relationship represents a $1.2 million owner-occupied commercial mortgage loan and $1.5 million of business loans to a borrower who abruptly discontinued business in the 2009 third quarter. These amounts are after charge-offs of $0.5 million and $3.1 million, respectively. Since the end of 2009, we received proceeds of approximately $50,000 from the collection of accounts receivable. We completed the foreclosure of the commercial mortgage property subsequent to March 31, 2010 and have begun marketing this foreclosed property in the 2010 second quarter. While we are making every attempt to maximize proceeds from the collection of accounts receivable and the sale of assets, we cannot assure you that there will not be further loan charge-offs on this relationship. We estimated at March 31, 2010 a specific loss allowance of $0.8 million for this loan relationship.

Our next largest nonaccrual loan was a $1.8 million land loan in Palm Springs, California. The loan was past maturity at March 31, 2010. We are in the process of obtaining a current appraisal. We estimated at March 31, 2010 a specific loss allowance of $0.9 million for this loan.

Our fifth largest nonaccrual loan was a $1.2 million entertainment-related commercial loan. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. We are receiving interest-only payments and interest was current as of March 31, 2010. Our most current appraisal indicates a loan-to-value ratio of 47 percent. We have no specific loss allowance for this loan at March 31, 2010.

We have one other nonaccrual loan in excess of $1 million and that is a $1.1 million multifamily loan in Los Angeles County. We filed a notice of default in the 2009 fourth quarter. The borrower has since brought the loan current; however, we have continued the nonaccrual status of the loan, and will do so until we experience sustained payment performance.  Our most current appraisal indicates a loan-to-value ratio of approximately 67 percent. Accordingly, we have no specific loss allowance for this loan. All other nonaccrual loans were individually under $1 million at March 31, 2010.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended March 31,
	2010		2009
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount

Beginning balance	21	$39,958	7	$8,475
New loans added	12	5,213	5	1,331
Advances on existing loans	-	-	-	136
Loans transferred to foreclosed property	(1)	(1,451)	(1)	(773)
Loans returned to accrual status	(1)	(645)	-	-
Payoffs on existing loans	(1)	(3,099)	-	-
Payments on existing loans	-	(1,158)	-	(6)
Charge offs on existing loans	(4)	(468)	-	(783)
Partial charge-offs on existing loans	-	(1,316)	-	-
Ending balance	26	$37,034	11	$8,380

Foreclosed property at March 31, 2010 consists of a $4.9 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.1 million office building property in Murrieta, California.

The following table presents the activity of our foreclosed property for the periods indicated.

	Three months ended March 31,
	2010		2009
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	1	$4,893	2	$327
New properties added	2	1,440	1	773
Sales proceeds received	(1)	(336)	-	(31)
Ending balance	2	$5,997	3	$1,069

The allowance for losses on undisbursed commitments was $82,000 and $97,000 at March 31, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $38.2 million for the three months ended March 31, 2010 and $35.6 million for the three months ended March 31, 2009. Impaired loans were $37.0 million at March 31, 2010 and $40.0 million at December 31, 2009. Allowances for losses for individually impaired loans are computed in accordance with accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $37.0 million of impaired loans at March 31, 2010, $4.1 million had specific allowances of $2.0 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At March 31, 2010, core deposits were $823.6 million. At December 31, 2009, core deposits were $830.4 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at March 31, 2010 declined to $385.4 million from $437.8 million at December 31, 2009. The stable balance of core deposits and the slow loan demand allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2010 or December 31, 2009. We also have an $11.8 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at March 31, 2010 or December 31, 2009. In addition, we had approximately $149.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at March 31, 2010.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At March 31, 2010, there were $10 million of dividends available for payment under the method described; however, as previously disclosed, the Company cannot receive dividends from the Bank without the prior written approval of the Reserve Bank. During 2009 we received no dividends from the Bank.  The Company has $8.1 million in cash on deposit with the Bank at March 31, 2010.

In order to meet our deposit, borrowing and loan obligations when they come due, we maintain a portion of our funds in liquid assets. Liquid assets include cash balances at the Reserve Bank, interest bearing deposits with other financial institutions, and federal funds sold to other financial institutions. We also manage liquidity risk with readily saleable debt securities and debt securities that serve as collateral for borrowings.

At March 31, 2010, we had cash balances at the Reserve Bank of $31.9 million compared with $20.5 million at December 31, 2009. Interest bearing deposits with other financial institutions increased to $66.2 million at March 31, 2010 from $19.7 million at December 31, 2009. The $46.5 million increase reflects the decrease in securities from sales, pay downs and maturities as well as slow loan demand.

Securities

We classify securities as “available-for-sale” for accounting purposes and, as such, report them at their fair, or market, values in our balance sheets. We use quoted market prices for fair values. We report as “other comprehensive income or loss”, net of tax changes in the fair value of our securities (that is, unrealized holding gains or losses) and carry these cumulative changes as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, decreased by $59.3 million, or 16 percent, from $359.6 million at December 31, 2009 to $300.3 million at March 31, 2010. The decrease is primarily due to the $35.6 million of securities sold in the first three months of 2010.

Net unrealized holding losses were $8.1 million at March 31, 2010 and were $10.7 million at December 31, 2009. As a percentage of securities, at amortized cost, unrealized holding losses were 2.70 percent and 2.98 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury notes and bills and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at March 31, 2010 and December 31, 2009, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at March 31, 2010 and December 31, 2009.

	At March 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$30,726	$(35)	$—	$—	$30,726	$(35)
U.S. government agency notes	12,591	(47)	—	—	12,591	(47)
U.S. government agency mortgage-backed securities	37,663	(213)	—	—	37,663	(213)
U.S. government agency collateralized mortgage obligations	26,549	(174)	—	—	26,549	(174)
Private-label collateralized mortgage obligations	—	—	15,448	(2,746)	15,448	(2,746)
Municipal securities	3,869	(50)	172	(2)	4,041	(52)
Other domestic debt securities	—	—	4,828	(1,850)	4,828	(1,850)

	$111,398	$(519)	$20,448	$(4,598)	$131,846	$(5,117)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

We determined that, as of March 31, 2010, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $1.9 million at March 31, 2010. At December 31, 2009, the unrealized loss was $2.4 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security single-A while another has rated the security triple-B-. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2010. Twelve of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2010. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at March 31, 2010 relate to a type of mortgage-backed security also known as private-label CMOs. As of March 31, 2010, the fair value of these securities was $24.8 million, representing 8 percent of our securities portfolio. Gross unrealized losses related to these securities were $5.7 million, or 19 percent of the aggregate cost basis of these securities as of March 31, 2010. At December 31, 2009, the gross unrealized losses were $7.5 million, or 23 percent of the amortized cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Several of our private-label CMOs, approximately 63 percent of amortized cost, had credit agency ratings of less than investment grade at March 31, 2010.  We performed discounted cash flow analyses for these securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of March 31, 2010.  Based upon this analysis, we determined there was no other-than-temporary impairment at March 31, 2010. For the year ended December 31, 2009, we identified three private-label CMOs and charged to earnings other-than-temporary impairment losses of $1,115,000. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	March 31,	December 31,
(in thousands)	2010	2009

Non-maturity core deposits:
Non-interest checking	$306,266	$317,610
Interest checking	83,549	82,806
Money market and savings	351,655	339,750
Total non-maturity core deposits	741,470	740,166
Maturity core deposits:
Retail time deposits under $100,000	82,128	90,279
Total core deposits	823,598	830,445

Non-core deposits:
Retail time deposits $100,000 and over	154,129	158,536
Brokered time deposits	9,768	25,734
State of California time deposits	88,000	110,000
Total non-core deposits	251,897	294,270
Total deposits	$1,075,495	$1,124,715

The $49.2 million decline in deposits from the 2009 year-end was due principally to the $38.0 million reduction in our brokered and State of California time deposits. Core deposits have been stable and loan demand has slowed allowing these deposits to mature and not be renewed. Core non-maturity deposits increased $1.3 million since year-end 2009. Core deposits represent 77 percent of deposits at March 31, 2010, up from 74 percent at December 31, 2009.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $242.1 million at March 31, 2010. Large balance certificates of deposit were $268.5 million at December 31, 2009. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $70.5 billion of investments, of which approximately $4.4 billion represent time deposits placed at various financial institutions. At March 31, 2010, and December 31, 2009, State of California time deposits placed with us, with original maturities of three months, were $88.0 million and $110.0 million, respectively. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

We use brokered time deposits to supplement our liquidity and achieve other asset liability management objectives. We include these deposits in the balance sheet line “Certificates of deposit, under $100,000”. Brokered deposits are wholesale time deposits in denominations less $100,000 placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At March 31, 2010, we had brokered deposits of $9.8 million, all of which have maturities within 12 months. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within 12 months.  We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $9.4 million of these reciprocal deposits, included in time deposits of $100,000 or more, at March 31, 2010.

At March 31, 2010, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$130,543
Over three months to twelve months	62,568
Over twelve months	49,437

$242,548

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At March 31, 2010, we had $133.5 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $88.5 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$88,500	3.91%	$98,500	3.82%
Maximum amount outstanding at any month-end during the period	$110,205	3.43%	$122,000	3.88%
Average amount outstanding during the period	$98,253	3.73%	$110,252	3.86%

The higher levels of liquid assets and slow loan demand allowed these borrowings to mature and not be renewed.

The following table presents the maturities of FHLB term advances:

	At March 31, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$32,000	2010	3.90%	$42,000	2010	3.70%
	13,000	2011	3.21%	13,000	2011	3.21%
	18,500	2012	4.03%	18,500	2012	4.03%
	17,500	2014	4.24%	17,500	2014	4.24%
	7,500	2017	4.07%	7,500	2017	4.07%

	$88,500			$98,500

The following table presents maturities of securities sold under agreements to repurchase:

	At March 31, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Junior Subordinated Debentures

As of March 31, 2010 and December 31, 2009, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until January 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a fixed annual rate of 6.145% until December 15, 2010, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of March 31, 2010, we reserved 302,968 of common shares for the conversion of the preferred stock series A.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, or the CPP, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in the CPP, we are subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. Moreover, under legislation such as the American Recovery and Reinvestment Act of 2009, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by our Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years.

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

The Reserve Bank has approved all dividend payments due to the holders of our preferred stock series B and all interest payments due to the holders of our junior subordinated debentures, also known as trust preferred securities, since the effective date of the informal agreement.

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

In March 2010, we consummated an underwritten public offering of common stock at a price of $2.50 per share. We sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for gross proceeds of $41.1 million. We contributed $36.0 million to our bank subsidiary. We intend to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2010
Total capital	$170,852	17.08%	$80,034	≥ 8.00%
(to risk weighted assets)
Tier I capital	$158,308	15.82%	$40,017	≥ 4.00%
(to risk weighted assets)
Tier I capital	$158,308	11.52%	$54,966	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	≥ 8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	≥ 4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2010, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since March 31, 2010 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2010
Total capital	$163,371	16.38%	$79,804	≥ 8.00%	$99,755	≥ 10.00%
(to risk weighted assets)
Tier I capital	$150,862	15.12%	$39,902	≥ 4.00%	$59,853	≥ 6.00%
(to risk weighted assets)
Tier I capital	$150,862	11.01%	$54,816	≥ 4.00%	$68,520	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	≥ 8.00%	$104,587	≥ 10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	≥ 4.00%	$62,752	≥ 6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	≥ 4.00%	$70,633	≥ 5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities.

The following summarizes our outstanding commitments at March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$156,074	$162,842
Commercial and standby letters of credit	1,439	1,439

	$157,513	$164,281

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

The allowance for losses on undisbursed commitments was $82,000 and $97,000 at March 31, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.39% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 1.42% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 2.42% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 2 and 3 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	0.39%	4.14%	4.60%
+100 bps	-1.42%	2.70%	4.75%
+200 bps	-2.42%	1.91%	5.24%
+400 bps	-2.39%	3.12%	10.62%

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Please see the section above titled “Interest Rate Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which provides an update to our quantitative and qualitative disclosure about market risk. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure above under “Forward Looking Statements” in Item 2 regarding such forward-looking information.

Item 4T.    Controls and Procedures

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2010 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the SEC on March 5, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Other Information

None.

Item 5.     Exhibits

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

First California Financial Group, Inc.

Date: May 7, 2010	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)