Form 10-Q
period 2010-06-30
First California Financial Group, Inc.
filed 2010-08-06
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

28,174,076 shares of Common Stock, $0.01 par value, as of August 4, 2010

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2010	December 31, 2009
Cash and due from banks	$33,618	$26,757
Interest bearing deposits with other banks	97,899	19,737
Securities available-for-sale, at fair value	286,100	349,645
Loans, net	875,089	922,741
Premises and equipment, net	19,729	20,286
Goodwill	60,720	60,720
Other intangibles, net	10,748	11,581
Deferred tax assets, net	3,811	6,046
Cash surrender value of life insurance	12,012	11,791
Foreclosed property	27,850	4,893
Accrued interest receivable and other assets	25,423	25,624

Total assets	$1,452,999	$1,459,821

Non-interest checking	$341,103	$317,610
Interest checking	79,796	82,806
Money market and savings	363,996	339,750
Certificates of deposit, under $100,000	75,470	116,012
Certificates of deposit, $100,000 and over	232,092	268,537

Total deposits	1,092,457	1,124,715
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	83,750	98,500
Junior subordinated debentures	26,779	26,753
Accrued interest payable and other liabilities	6,629	7,627

Total liabilities	1,254,615	1,302,595

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	23,399	23,170
Common stock, $0.01 par value; authorized 100,000,000 shares; 28,521,965 shares issued at June 30, 2010 and 11,969,294 shares issued at December 31, 2009; 28,175,564 and 11,622,893 shares outstanding at June 30, 2010 and December 31, 2009	283	118
Additional paid-in capital	174,909	136,635
Treasury stock, 346,401 shares at cost at June 30, 2010 and at December 31, 2009	(3,061)	(3,061)
Retained earnings	4,719	5,309
Accumulated other comprehensive loss	(2,865)	(5,945)

Total shareholders’ equity	198,384	157,226

Total liabilities and shareholders’ equity	$1,452,999	$1,459,821

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest and fees on loans	$12,819	$13,386	$25,806	$25,813
Interest on securities	1,508	3,431	3,097	7,028
Interest on federal funds sold and interest bearing deposits	59	235	79	290

Total interest income	14,386	17,052	28,982	33,131

Interest on deposits	1,884	3,214	4,056	6,581
Interest on borrowings	1,257	1,502	2,569	3,057
Interest on junior subordinated debentures	439	439	878	926

Total interest expense	3,580	5,155	7,503	10,564

Net interest income before provision for loan losses	10,806	11,897	21,479	22,567
Provision for loan losses	1,766	1,110	3,520	6,179

Net interest income after provision for loan losses	9,040	10,787	17,959	16,388

Service charges on deposit accounts and other banking-related fees	973	1,038	1,903	2,088
Loan sales and commissions	—	44	16	53
Net gain on sale of securities	130	2,000	262	2,671
Impairment loss on securities	—	(565)	(18)	(565)
Gain on transfer of foreclosed property	691	—	691	—
Earnings on cash surrender value of life insurance	109	109	220	216
Other income	51	113	73	191

Total noninterest income	1,954	2,739	3,147	4,654

Salaries and employee benefits	4,889	5,363	9,859	11,021
Premises and equipment	1,517	1,780	3,054	3,313
Data processing	597	479	1,192	950
Legal, audit and other professional services	590	597	772	1,217
Printing, stationery and supplies	113	211	125	403
Telephone	213	264	437	527
Directors’ expense	113	141	233	256
Advertising, marketing and business development	286	443	513	899
Postage	47	96	103	151
Insurance and regulatory assessments	780	1,346	1,580	1,655
Loss on and expense of foreclosed property	468	249	546	249
Amortization of intangible assets	417	417	833	793
Market loss on loans held-for-sale	—	709	—	709
Other expenses	721	781	1,420	1,510

Total noninterest expense	10,751	12,876	20,667	23,653

Income (loss) before provision for income taxes	243	650	439	(2,611)
Provision (benefit) for income taxes	96	433	175	(950)

Net income (loss)	147	217	264	(1,661)
Preferred stock dividends	(313)	(313)	(626)	(507)
Net loss available to common shareholders	$(166)	$(96)	$(362)	$(2,168)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.19)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.19)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Net income (loss)	$264	$(1,661)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	3,520	6,179
Stock-based compensation costs	348	531
Gain on sales of securities	(262)	(2,671)
Loss (gain) on sale and transfer of foreclosed property	(695)	15
Market loss on loans held-for-sale	—	709
Impairment loss on securities	18	565
Amortization of net premiums on securities available-for-sale	1,683	244
Depreciation and amortization of premises and equipment	938	883
Amortization of core deposit and trade name intangibles	833	793
Loss on disposal of premises and equipment	50	—
Proceeds from sale of, and payments received from, loans held-for-sale	—	181
Increase in cash surrender value of life insurance	(221)	(216)
(Increase) decrease in deferred tax assets	2,235	(436)
Increase in accrued interest receivable and other assets, net of effects of acquisition	(125)	(2,968)
Increase (decrease) in accrued interest payable and other liabilities, net of effects of acquisition	(998)	1,456

Net cash provided by operating activities	7,588	3,604

Purchases of securities available-for-sale, net of effects of acquisition	(75,334)	(51,775)
Proceeds from repayments and maturities of securities available-for-sale	62,587	30,021
Proceeds from sales of securities available-for-sale	79,917	71,094
Purchases of Federal Home Loan Bank and other stock	(6)	(49)
Redemption of Federal Home Loan Bank stock	313	—
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(78,162)	52,075
Loan originations and principal collections, net of effects of acquisition	17,814	(28,868)
Purchases of premises and equipment, net of effects of acquisition	(375)	(787)
Proceeds from sale of foreclosed property	1,210	251
Net cash paid in acquisition	—	(48,790)

Net cash provided by investing activities	7,964	23,172

Net increase in noninterest-bearing deposits, net of effects of acquisition	23,494	9,350
Net decrease in interest-bearing deposits, net of effects of acquisition	(55,752)	(1,080)
Net decrease in FHLB advances and other borrowings	(14,724)	(10,724)
Dividends paid on preferred stock	(625)	(507)
Proceeds from issuance of common stock	38,916	—
Proceeds from exercise of stock options	—	8

Net cash used by financing activities	(8,691)	(2,953)

Change in cash and due from banks	6,861	23,823
Cash and due from banks, beginning of period	26,757	13,712

Cash and due from banks, end of period	$33,618	$37,535

Supplemental cash flow information:
Cash paid for interest	$7,287	$10,620
Cash paid for income taxes	$1,000	$1,666
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$3,352	$4,559
Net change in fair value of cash flow hedges, net of tax	$(86)	$—
Loans transferred to foreclosed property	$24,398	$6,767
Transfer of loans held-for-sale to loans	$—	$31,221

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

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include however the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the six months ended June 30, 2009 include the effects of the FDIC-assisted 1st Centennial Bank transaction from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $16.5 million at both June 30, 2010 and December 31, 2009.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at June 30, 2010 or December 31, 2009. There were net deferred tax assets of $3.8 million at June 30, 2010 and $6.0 million at December 31, 2009.

Derivative instruments and hedging – The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, the unrealized gains or losses on these instruments are reflected directly in current period earnings. In December 2009, the Company purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on the Company’s $10.3 million junior subordinated debentures. The first and second quarter 2010 and fourth quarter 2009 effectiveness assessments indicated that this instrument was effective for those periods.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. The implied fair value of goodwill is estimated by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2009, the annual assessment resulted in the conclusion that goodwill was not impaired. At June 30, 2010, an interim assessment was not performed as 2010 year-to-date results were not materially different than the estimates used in the year-end assessment.

An impairment assessment is performed quarterly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the Company is not required to sell, a debt security before recovery of its cost basis, other-than-temporary impairment is separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows from the security and the Company’s ability and intent to hold the security until the fair value recovers. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, an impairment of $0.4 million on a $1.0 million community development-related equity investment was recognized in earnings in 2009. There was an additional impairment of $18,000 recognized in the six months ended June 30, 2010 related to the community development-related equity investment.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Improving Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued guidance requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. As a result of this guidance, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This guidance will only result in increased financial statement disclosures and will not have an impact on the Company’s results of operations, financial condition, or cash flows.

Effect of a Loan Modification When the Loan is part of a Pool that is Accounted for as a Single Asset. In April 2010, the FASB issued guidance to account for the modification of a loan which is part of an acquired pool that is accounted for as a single asset. This new guidance clarifies that modifications of acquired loans do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The guidance also allows an entity to make a one-time election to prospectively terminate accounting for loans as a pool. An entity shall apply this election on a pool-by-pool basis. In addition, this election does not preclude an entity from accounting for future loan acquisitions as a pooled unit. The new guidance is to be applied prospectively for any modification of a loan (or loans) accounted for within a pool occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued amended guidance for fair value measurement disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company adopted this guidance effective January 1, 2010, which resulted in increased financial statement disclosures and did not have any impact on the Company’s financial condition, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance for amending certain requirements of consolidation of variable interest entities, or VIEs. This guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company evaluated its investments in VIEs held as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance. Therefore, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company adopted this guidance as of January 1, 2010, and the adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the six months ended June 30, 2009 include the effects of the assumption of deposits and purchase of assets from the FDIC from the Transaction Date. The excess of the purchase price over the estimated fair values of the underlying assets acquired, the identified intangible assets, and liabilities assumed was allocated to goodwill. Goodwill represents intangible assets that do not qualify for separate recognition.

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

(in thousands, except per share data)	Pro forma Six months ended June 30, 2009
Net interest income	$23,173
Noninterest income	4,741
Noninterest expense	23,875
Provision for loan losses	6,179

Loss before provision for income taxes	(2,140)
Income tax benefit	779

Net loss	$(1,361)

Pro forma loss per common share:
Basic	$(0.16)
Diluted	$(0.16)
Pro forma weighted average shares:
Basic	11,528
Diluted	11,528

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,863	$66	$—	$45,929
U.S. government agency notes	92,410	345	(20)	92,735
U.S. government agency mortgage-backed securities	54,099	1,209	—	55,308
U.S. government agency collateralized mortgage obligations	57,991	595	(63)	58,523
Private label collateralized mortgage obligations	29,490	36	(4,830)	24,696
Municipal securities	5,933	31	(52)	5,912
Other domestic debt securities	4,801	—	(1,804)	2,997

Securities available-for-sale	$290,587	$2,282	$(6,769)	$286,100

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$142,617	$114	$(71)	$142,660
U.S. government agency notes	77,097	170	(102)	77,165
U.S. government agency mortgage-backed securities	47,034	280	(467)	46,847
U.S. government agency collateralized mortgage obligations	47,028	68	(156)	46,940
Private label collateralized mortgage obligations	32,984	17	(7,456)	25,545
Municipal securities	7,985	98	(55)	8,028
Other domestic debt securities	4,848	—	(2,388)	2,460

Securities available-for-sale	$359,593	$747	$(10,695)	$349,645

As of June 30, 2010, securities available-for-sale with a fair value of $70.0 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at June 30, 2010 and December 31, 2009.

	At June 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$—	$—	$—	$—	$—	$—
U.S. government agency notes	17,526	(20)	—	—	17,526	(20)
U.S. government agency mortgage-backed securities	—	—	—	—	—	—
U.S. government agency collateralized mortgage obligations	11,214	(63)	—	—	11,214	(63)
Private-label collateralized mortgage obligations	—	—	14,975	(2,045)	14,975	(2,045)
Municipal securities	3,882	(50)	172	(2)	4,054	(52)
Other domestic debt securities	—	—	4,801	(1,804)	4,801	(1,804)

	$32,622	$(133)	$19,948	$(3,851)	$52,570	$(3,984)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

An impairment analysis on our debt and equity securities is performed each quarter by the Company. When the Company does not intend to sell, and it is more-likely-than-not that the Company is not required to sell, a debt security before recovery of its cost basis, the Company separates other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. The Company recognizes in earnings the amount of other-than-temporary impairment related to credit loss. The Company recognizes in other comprehensive income the amount of other-than-temporary impairment related to other factors. The Company’s assessment of other-than-temporary declines in fair value considers the duration the debt security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the debt security, and the long-term financial outlook of the issuer. In addition, the Company considers the expected future cash flows of the debt security and our ability and intent on holding the debt security until the fair values recover. For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, the Company recognized an impairment of $0.4 million on a $1.0 million community development-related equity investment. There was an additional impairment of $18,000 recognized in the six months ended June 30, 2010 related to the community development-related equity investment.

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

	Six Months Ended June 30, 2010
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

	At June 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$74,414	$74,524
Due after one year through five years	60,407	60,672
Due after five years through ten years	17,197	17,187
Due after ten years	138,569	133,717

Total	$290,587	$286,100

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At June 30, 2010	At December 31, 2009
Commercial mortgage	$389,077	$381,334
Commercial loans and lines of credit	209,684	235,849
Multifamily mortgage	137,870	138,548
Construction and land development	59,914	86,609
Home mortgage	51,253	51,036
Home equity loans and lines of credit	38,309	40,122
Installment and credit card	5,434	5,748

Total loans	891,541	939,246
Allowance for loan losses	(16,452)	(16,505)

Loans, net	$875,089	$922,741

At June 30, 2010, loans with a balance of $534.1 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $1.2 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$15,598	$11,275	$16,505	$8,048
Provision for loan losses	1,766	1,110	3,520	6,179
Loans charged-off	(1,111)	(664)	(3,844)	(2,511)
Recoveries on loans charged-off	199	234	271	239

Ending balance	$16,452	$11,955	$16,452	$11,955

Allowance to gross loans	1.85%	1.27%	1.85%	1.27%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At June 30, 2010	At December 31, 2009
Accruing loans past due 30 - 89 days	$1,078	$14,592
Accruing loans past due 90 days or more	$—	$200
Nonaccrual loans	$13,192	$39,958
Foreclosed assets	$27,850	$4,893

There were $13.2 million and $27.0 million of nonaccrual loans at June 30, 2010 and June 30, 2009, respectively. Had these loans performed according to their original terms, additional interest income of approximately $541,000 and $487,000 would have been recognized in the three months ended June 30, 2010 and 2009, respectively. Had these loans performed according to their original terms, additional interest income of approximately $1,106,000 and $642,000 would have been recognized in the six months ended June 30, 2010 and 2009, respectively.

We had ten restructured loans for $4.2 million at June 30, 2010. Two loans for $1.9 million are reported as current at June 30, 2010. Eight loans for $2.3 million are reported as nonaccrual loans at June 30, 2010. We had one $0.6 million restructured loan which was reported as a nonaccrual loan at December 31, 2009.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $34.0 million for the six months ended June 30, 2010 and $32.1 million for the six months ended June 30, 2009. Impaired loans were $14.4 million at June 30, 2010 and $40.0 million at December 31, 2009. Loan loss allowances for individually impaired loans are computed in accordance with FASB accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $14.4 million of impaired loans at June 30, 2010, $3.1 million had specific allowances of $1.8 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at June 30, 2010 and at December 31, 2009.  No impairment loss was recognized for the periods ended June 30, 2010 and June 30, 2009.

Core deposit intangibles, net of accumulated amortization, were $8.1 million at June 30, 2010 and $8.7 million at December 31, 2009.  Amortization expense for the three months ended June 30, 2010 and 2009 was $317,000 in each period. Amortization expense for the six months ended June 30, 2010 and 2009 was $633,000 and $593,000, respectively.

Trade name intangible, net of accumulated amortization, was $2.7 million at June 30, 2010 and $2.9 million at December 31, 2009. Amortization expense for the three months ended June 30, 2010 and 2009 was $100,000 in each period. Amortization expense for the six months ended June 30, 2010 and 2009 was $200,000 in each period.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2010 and December 31, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of June 30, 2010		As of December 31, 2009		As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$47,141	Other Assets	$194,680	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$47,141		$194,680		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2010, and December 31, 2009, the Company had one interest rate cap with a notional amount of $10.3 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings. The cap is forward-starting and will become effective December 15, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2010. The Company did not have any outstanding derivatives during the three and six months ended June 30, 2009.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $7,560 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	OCI into Income (Effective Portion)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Income on Derivative (Ineffective Portion)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Interest Rate Products	$(34,468)	$(85,550)	Interest income	$-	$-	Other non-interest income	$-	$-

Total	$(34,468)	$(85,550)		$-	$-		$-	$-

Credit-risk-related Contingent Features

The terms of the one outstanding interest rate cap at June 30, 2010 does not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) as reported	$147	$147	$217	$217	$264	$264	$(1,661)	$(1,661)
Less preferred stock dividend declared	(313)	(313)	(313)	(313)	(625)	(625)	(507)	(507)

Loss available to common shareholders	$(166)	$(166)	$(96)	$(96)	$(361)	$(361)	$(2,168)	$(2,168)

Weighted average common shares outstanding (1)	28,182	28,182	11,633	11,633	20,588	20,588	11,581	11,581

Earnings (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.19)	$(0.19)
__________________
(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the periods presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. These securities include convertible preferred stock, restricted stock and warrants to acquire common stock. The dilutive calculation excludes 323,115 and 343,449 weighted average shares for the three months ended June 30, 2010 and 2009, respectively. The dilutive calculation excludes 321,238 and 335,994 weighted average shares for the six months ended June 30, 2010 and 2009, respectively.

The increase in weighted average common shares outstanding for the 2010 periods compared to prior periods was the result of the Company’s consummation of an underwritten public offering of common stock at a price of $2.50 per share in March 2010.  The Company sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for gross proceeds of $41.4 million. The Company contributed $36.0 million to our bank subsidiary. The Company intends to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

NOTE 9 – COMPREHENSIVE INCOME

Other comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Other comprehensive income:
Unrealized loss on interest rate cap	$(59)	$—	$(148)	$—
Unrealized gain on securities available-for-sale	2,758	3,264	5,461	4,559
Reclassification adjustment for gains included in net income (loss)	(130)	(2,000)	(262)	(2,671)

Other comprehensive income, before tax	2,569	1,264	5,051	1,888
Income tax expense related to items of other comprehensive income	(1,135)	(532)	(2,235)	(65)

Other comprehensive income	1,434	732	2,816	1,823
Net income (loss)	147	217	264	(1,661)

Comprehensive income	$1,581	$949	$3,080	$162

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

As defined in the FASB accounting standards codification, fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010.The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at June 30, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at June 30, 2010, Using
	Fair value at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$286,100	$—	$286,100	$—

Total assets measured at fair value	$286,100	$—	$286,100	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2010, Using
	Fair value at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$1,352	$—	$—	$1,352	$(382)
Foreclosed property	27,850	—	—	27,850	554

Total assets measured at fair value	$29,202	$—	$—	$29,202	$172

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended June 30, 2010. There have been no changes in valuation techniques for the quarter ended June 30, 2010 and such techniques are consistent with techniques used in prior periods.

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

Loans – Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements.  Loans were divided into three major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) impaired loans. We estimated the fair value of impaired loans and loans that mature or re-price within three months at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method, credit risk categories and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments and defaults, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At June 30, 2010
(in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$131,517	$131,517
Securities available-for-sale	286,100	286,100
FHLB and other stock	9,177	9,177
Loans	891,541	753,704
Interest rate cap	47	47
Financial liabilities:
Demand deposits, money market and savings	$784,895	$784,895
Time certificates of deposit	307,562	308,116
FHLB advances and other borrowings	128,750	134,190
Junior subordinated debentures	26,779	16,485

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

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in our 2009 Annual Report on Form 10-K and under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

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

At June 30, 2010, we had consolidated total assets of $1.5 billion, total loans of $891.5 million, deposits of $1.1 billion and shareholders’ equity of $198.4 million. At December 31, 2009, we had consolidated total assets of $1.5 billion, total loans of $939.2 million, deposits of $1.1 billion and shareholders’ equity of $157.2 million.

For the second quarter of 2010, we had net income of $0.1 million, compared with net income of $0.2 million for the second quarter of 2009.  Our net income for the first six months of 2010 was $0.3 million, compared with a loss of $1.7 million for the first six months of 2009. The net loss for the first six months of 2009 was due largely to the $6.2 million provision for loan losses.

After dividend payments on our Series B preferred shares of $312,500 in the second quarter of 2010 and 2009, we incurred a loss per diluted common share of $0.01 for both the 2010 and 2009 second quarters. Our net loss for the first six months of 2010, after Series B preferred share dividends of $625,000, was $0.02 per diluted common share. Our net loss for the first six months of 2009, after Series B preferred dividends of $507,000, was $0.19 per diluted common share.

Critical accounting policies

We base our discussion and analysis of our consolidated results of operations and financial condition on our unaudited consolidated interim financial statements and our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, income and expense, and the related disclosures of contingent assets and liabilities at the date of these consolidated financial statements. We believe these estimates and assumptions to be reasonably accurate; however, actual results may differ from these estimates under different assumptions or circumstances. The following are our critical accounting policies and estimates.

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $16.5 million at both June 30, 2010 and December 31, 2009.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $3.8 million at June 30, 2010 and $6.0 million at December 31, 2009. There was no valuation allowance at either period end.

Derivative instruments and hedging

We record all derivatives on the balance sheet at fair value. For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses directly in current period earnings to the extent these instruments are not effective. In December 2009, we purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $10.3 million junior subordinated debentures. Our first and second quarter 2010 and fourth quarter 2009 effectiveness assessments indicated that this instrument was effective for those periods.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.  Based on the results of our assessment, we concluded that the fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2009.  At June 30, 2010, we did not perform an interim assessment because results for the first half of 2010 were not materially different from the estimates used in our year-end assessment.

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

Results of operations – for the three and six months ended June 30, 2010 and 2009

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

Our net interest income for the three months ended June 30, 2010 declined to $10.8 million from $11.9 million for the same period last year. For the first six months of 2010, our net interest income declined to $21.5 million from $22.6 million for the same period a year ago. The decline in net interest income for both periods principally reflects the decline in interest income from securities. Interest income for the 2010 second quarter was $14.4 million, down $2.7 million from the 2009 second quarter. The decline in interest income was due to lower yielding securities. Interest expense for the 2010 second quarter was $3.6 million, down $1.6 million from the 2009 second quarter. The decrease in interest expense was due to lower rates paid on interest-bearing deposits. For the first half of 2010, interest income was $29.0 million, down $4.1 million from the same period last year. The decline in interest income was again due to lower yielding securities. Interest expense for the first half of 2010 was $7.5 million, down $3.1 million from the same period a year ago. The decline in interest expense was again due to lower rates paid on interest-bearing deposits.

Our net interest margin (tax equivalent) for the second quarter of 2010 was 3.40 percent compared with 3.75 percent for the same quarter last year. For the first half of 2010, our net interest margin was 3.39 percent compared with 3.66 percent for the first half of 2009. The decline in our net interest margin was primarily due to lower yields on our securities and reflects the shift in the composition of our securities to lower yielding, shorter-term securities. The yield on interest-earning assets for the second quarter of 2010 was 4.77 percent, down 57 basis points from 5.34 percent for the second quarter a year ago. The reduction in the cost of our interest-bearing liabilities, which equaled 1.56 percent for the 2010 second quarter, down 53 basis points from 2.09 percent for the second quarter a year ago, partially offset that decline. The yield on interest-earning assets for the six months ended June 30, 2010 was 4.57 percent compared with 5.34 percent for the same period last year. Partially offsetting that decline was the decline in the cost of our interest-bearing liabilities. The rate paid on interest-bearing liabilities fell to 1.61 percent for the first half of 2010 compared with 2.19 percent for the same period last year.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and six months ended June 30, 2010 and 2009.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$913,251	$12,819	5.63%	$929,027	$13,386	5.78%
Securities	278,395	1,508	2.22%	276,072	3,431	5.30%
Federal funds sold and deposits with banks	86,380	59	0.27%	92,042	235	1.02%

Total earning assets	1,278,026	$14,386	4.77%	1,297,141	$17,052	5.34%

Non-earning assets	155,955			153,751

Total average assets	$1,433,981			$1,450,892

Interest bearing checking	$82,043	$67	0.33%	$75,797	$57	0.30%
Savings and money market	360,668	866	0.96%	258,452	720	1.12%
Certificates of deposit	316,472	951	1.21%	467,460	2,437	2.09%

Total interest bearing deposits	759,183	1,884	1.00%	801,709	3,214	1.61%

Borrowings	130,698	1,257	3.86%	158,706	1,502	3.80%
Junior subordinated debentures	26,772	439	6.56%	26,716	439	6.59%

Total borrowed funds	157,470	1,696	4.30%	185,422	1,941	4.20%

Total interest bearing funds	916,653	$3,580	1.56%	987,131	$5,155	2.09%

Noninterest checking	310,943			290,660
Other liabilities	8,784			12,785
Shareholders’ equity	197,601			160,316

Total liabilities and shareholders’ equity	$1,433,981			$1,450,892

Net interest income		$10,806			$11,897
Net interest margin (tax equivalent) 2			3.40%			3.75%

	Six months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$921,408	$25,806	5.65%	$901,773	$25,813	5.77%
Securities	309,967	3,097	2.05%	278,686	7,028	5.33%
Federal funds sold and deposits with banks	48,976	79	0.32%	81,490	290	0.72%

Total earning assets	1,280,351	$28,982	4.57%	1,261,949	$33,131	5.34%

Non-earning assets	156,207			155,994

Total average assets	$1,436,558			$1,417,943

Interest bearing checking	$80,859	$130	0.32%	$75,358	$103	0.28%
Savings and money market	354,212	1,783	0.82%	238,829	1,239	1.05%
Certificates of deposit	339,574	2,143	1.27%	469,350	5,239	2.25%

Total interest bearing deposits	774,645	4,056	1.06%	783,537	6,581	1.69%

Borrowings	136,981	2,569	3.78%	161,787	3,057	3.81%
Junior subordinated debentures	26,766	878	6.56%	26,714	926	6.99%

Total borrowed funds	163,747	3,447	4.22%	188,501	3,983	4.26%

Total interest bearing funds	938,392	$7,503	1.61%	972,038	$10,564	2.19%

Noninterest checking	308,014			272,199
Other liabilities	9,428			13,496
Shareholders’ equity	180,724			160,210

Total liabilities and shareholders’ equity	$1,436,558			$1,417,943

Net interest income		$21,479			$22,567
Net interest margin (tax equivalent) 2			3.39%			3.66%
______________________
1
Yields and amounts earned on loans include loan fees of $-0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $-0.4 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended June 30, 2010 to 2009 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(340)	$(227)	$(567)
Interest on securities	(1,952)	29	(1,923)
Interest on Federal funds sold and deposits with banks	(162)	(14)	(176)

Total interest income	(2,454)	(212)	(2,666)

Interest expense
Interest on deposits	1,160	170	1,330
Interest on borrowings	(20)	265	245
Interest on junior subordinated debentures	—	—	—

Total interest expense	1,140	435	1,575

Net interest income	$(1,314)	$223	$(1,091)

	Six months ended June 30, 2010 to 2009 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(569)	$562	$(7)
Interest on securities	(4,720)	789	(3,931)
Interest on Federal funds sold and deposits with banks	(96)	(115)	(211)

Total interest income	(5,385)	1,236	(4,149)

Interest expense
Interest on deposits	2,450	75	2,525
Interest on borrowings	(22)	510	488
Interest on junior subordinated debentures	50	(2)	48

Total interest expense	2,478	583	3,061

Net interest income	$(2,907)	$1,819	$(1,088)
______________________
(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Tables do not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $1.8 million for the three months ended June 30, 2010 compared with $1.1 million for the three months ended June 30, 2009. For the first six months of 2010, the provision for loan losses was $3.5 million compared with $6.2 million for the same period last year. We revised upward in the second quarter of 2010 and in the first quarter of 2009, our estimated loss factors for the qualitative considerations used in the determination of the adequacy of our allowance for loan losses. The change in our estimated loss factors for the 2010 period was less than the change for the 2009 period; however, the changes resulted in a higher ratio of the allowance for loan losses to loans. At June 30, 2010, the ratio of the allowance for loan losses to loans was 1.85 percent compared with 1.76 percent at December 31, 2009. A year ago, the ratio of the allowance for loan losses to loans was 1.27 percent at June 30, 2009 compared with 1.02 percent at December 31, 2008.

Noninterest income

Noninterest income was $2.0 million for the 2010 second quarter compared with $2.7 million for the same period a year ago. Noninterest income was $3.1 million for the first six months of 2010 compared with $4.7 million for the same period last year. The decline in each instance reflects principally a smaller amount of securities gains period to period offset by a market gain on foreclosed assets in the 2010 second quarter and higher impairment losses on securities in the 2009 second quarter.

The following table presents a summary of noninterest income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts and other banking-related fees	$973	$1,038	$1,903	$2,088
Earnings on cash surrender value of life insurance	109	109	220	216
Commissions on brokered loans	—	44	16	53
Net gain on sale of securities	130	2,000	262	2,671
Impairment loss on securities	—	(565)	(18)	(565)
Gain on transfer of foreclosed assets	691	—	691	—
Other income	51	113	73	191

Total noninterest income	$1,954	$2,739	$3,147	$4,654

Our service charges on deposit accounts for the three months ended both June 30, 2010 and 2009 were $1.0 million. Service charges on deposit accounts for the six months ended June 30, 2010 were $1.9 million, down from the $2.1 million in the six months ended June 30, 2009. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

During the first six months of 2010 and 2009, we did not sell any loans.  However, we brokered loans for commissions of $16,000 for the first six months of 2010 compared with $53,000 for the first six months of 2009.

We also recognized in noninterest income an impairment loss of $18,000 on a $1.0 million community development-related equity investment in the first quarter of 2010. A year ago, we recognized other-than-temporary impairment losses on securities of $565,000 in the second quarter of 2009. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the 2010 second quarter we completed the foreclosure on a $21.0 million completed office construction project. This project consists of 20 completed units ranging from approximately 1,650 square feet to 14,600 square feet in size. We obtained a current appraisal, evaluated the estimated retail sales prices as well as the estimated costs to sell and determined the fair value of this project to be $21.7 million. Accordingly, for the 2010 second quarter, we recognized a market value gain of $691,000. Subsequent to June 30, 2010, one unit of approximately 4,100 square feet was sold resulting in net proceeds of approximately $1.0 million.

In the second quarter of 2010, we sold $44.5 million of securities and realized net gains of $130,000. For the second quarter of 2009 we sold $51.2 million of securities and realized net gains of $2.0 million. In the first six months of 2010, we sold $79.9 million of securities and realized net gains of $262,000. For the first six months of 2009, we sold $68.4 million of securities and realized net gains of $2.7 million.

Noninterest expense

Our noninterest expense for the three months ended June 30, 2010 was $10.8 million, down 17 percent from $12.9 million for the three months ended June 30, 2009. For the first half of 2010, noninterest expense was $20.7 million, down 13 percent from $23.7 million for the same period last year. The decline in noninterest expense reflects the workforce reduction effected in the 2009 third quarter. In addition, in the first half of 2009, we incurred costs associated with the FDIC-assisted 1st Centennial Bank transaction. Noninterest expense for the three and six months ended June 30, 2009 included integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction of approximately $250,000 and $723,000, respectively.

The following table presents a summary of noninterest expense:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Salaries and employee benefits	$4,889	$5,363	$9,859	$11,021
Premises and equipment	1,517	1,780	3,054	3,313
Data processing	597	479	1,192	950
Legal, audit, and other professional services	590	597	772	1,217
Printing, stationery, and supplies	113	211	125	403
Telephone	213	264	437	527
Directors' expense	113	141	233	256
Advertising, marketing and business development	286	443	513	899
Postage	47	96	103	151
Insurance and regulatory assessments	780	1,346	1,580	1,655
Loss on and expense of foreclosed property	468	249	546	249
Amortization of intangible assets	417	417	833	793
Market loss on loans held-for-sale	—	709	—	709
Other expenses	721	781	1,420	1,510

Total noninterest expense	$10,751	$12,876	$20,667	$23,653

Salaries and benefits fell 9 percent to $4.9 million for the 2010 second quarter from $5.4 million for the same period last year. For the first half of 2010, salaries and benefits declined 11 percent to $9.9 million from $11.0 million. The decline reflects the 2009 third quarter workforce reduction and the completion of the integration and conversion effort related to the FDIC-assisted 1st Centennial Bank transaction. Our workforce declined approximately 10 percent to 245 full-time equivalent employees at June 30, 2010 from 273 a year ago.

The FDIC charges all financial institutions for deposit insurance. The 2009 second quarter included a $675,000 special assessment the FDIC charged all institutions. In addition, the FDIC increased regular insurance assessments. With a larger deposit base and increased premiums, our regular FDIC insurance expense for the first half of 2010 was $1.3 million compared with $0.7 million for the same period last year.

In the second quarter of 2009, we determined not to pursue the sale of $31.2 million of loans previously classified held-for-sale and returned these performing, multi-family loans to our regular portfolio. As such, we recognized a market loss of $709,000 to write down these loans to the lower of cost or market value.

We acquired real estate through three foreclosures and sold previously foreclosed upon real estate in the quarter ended June 30, 2010. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $468,000 for the second quarter of 2010 compared with $249,000 for the second quarter of 2009.

Our efficiency ratio was 82 percent for the second quarter of 2010 compared with 99 percent for the second quarter of 2009. Our efficiency ratio for the first half of 2010 was 81 percent compared with 93 percent for the same period last year. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in the efficiency ratio for the second quarter of 2010 as compared to the second quarter of 2009 was due primarily to lower noninterest expense.

Income taxes

The income tax provision was $0.2 million for the six months ended June 30, 2010 compared with an income tax benefit of $1.0 million for the same period in 2009. The combined federal and state effective tax rate for the six months ended June 30, 2010 was 39.9 percent compared with 36.4 percent for the same period in 2009.

Financial position – June 30, 2010 compared with December 31, 2009

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the six Southern California counties where our branches are located. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans, comprise a smaller portion of the loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer.

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

We manage credit risk through Board-approved policies and procedures. At least annually, the Board of Directors reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and certain loans require approval by the Directors’ Loan Committee. In addition, we have a well-defined set of standards for evaluating the loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. The Directors’ Audit Committee also engages a third party to perform an independent review of the loan portfolio to review credit quality, adequacy of documentation, appropriate loan grading administration, compliance with lending policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Loans

Loans decreased $47.7 million, or 5 percent, to $891.5 million at June 30, 2010 from $939.2 million at December 31, 2009. The $26.7 million decline in construction and land development loans principally reflects the $21.0 million completed office construction loan transferred to foreclosed assets. The $26.2 million decline in commercial loans and lines reflects slow loan demand in our market area. Usage under commercial lines of credit declined to 53 percent at June 30, 2010 from 59 percent at December 31, 2009.

(in thousands)	At June 30, 2010	At December 31, 2009
Commercial mortgage	$389,077	$381,334
Commercial loans and lines of credit	209,684	235,849
Multifamily mortgage	137,870	138,548
Construction and land development	59,914	86,609
Home mortgage	51,253	51,036
Home equity loans and lines of credit	38,309	40,122
Installment and credit card	5,434	5,748

Total loans	891,541	939,246
Allowance for loan losses	(16,452)	(16,505)

Loans, net	$875,089	$922,741

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

Commercial mortgage loans, the largest segment of our portfolio, were 44 percent of total loans at June 30, 2010 compared with 41 percent at December 31, 2009. We had 368 commercial mortgage loans with an average balance of $1,059,000 at June 30, 2010.  Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been office, industrial, and retail, representing approximately 65 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At June 30, 2010	At December 31, 2009
Southern California
Los Angeles	$199,463	$195,306
Orange	30,910	30,954
Ventura	98,189	93,899
Riverside	19,732	21,148
San Bernardino	16,384	17,518
San Diego	15,132	15,555
Santa Barbara	233	236

Total Southern California	380,043	374,616

Northern California
Alameda	346	319
Contra Costa	397	408
Fresno	2,463	2,479
Imperial	361	369
Kern	967	1,037
Madera	543	550
Placer	620	625
Sacramento	351	358
San Mateo	2,418	—
Solano	275	278
Tulare	293	295

Total Northern California	9,034	6,718

Total commercial mortgage loans	$389,077	$381,334

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At June 30, 2010	At December 31, 2009
Industrial/warehouse	$88,938	$90,379
Office	88,579	87,923
Retail	73,494	70,140
Self storage	28,670	20,024
Mixed use	17,072	18,292
Hotel	13,714	13,955
Medical	13,701	11,469
Assisted living	12,177	11,332
Restaurant	9,981	9,584
All other	42,751	48,236

Total commercial mortgage loans	$389,077	$381,334

The following table shows the maturity of our commercial mortgage loans by origination year.

Commercial mortgage loans by origination year/maturity year
(in thousands)

	Year of maturity
Origination					2014 and
Year	2010	2011	2012	2013	Thereafter	Total

2005 and earlier	$6,575	$6,735	$8,382	$21,880	$77,254	$120,826
2006	3,216	4,377	6,352	7,108	38,806	59,859
2007	7,740	6,934	16,627	759	38,833	70,893
2008	10,404	3,239	10,454	1,945	57,162	83,204
2009	10,443	-	1,662	-	35,106	47,211
2010	141	22	-	2,267	4,654	7,084
Total	$38,519	$21,307	$43,477	$33,959	$251,815	$389,077

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 60 percent and the minimum debt service coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 57.5 percent and the weighted average debt service coverage ratio was 1.74 at June 30, 2010. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans. These loans were 24 percent of total loans at June 30, 2010, down from 25 percent at December 31, 2009. We had 872 commercial loans with an average balance of $240,000 at June 30, 2010. Unused commitments on commercial loans were $104.3 million at June 30, 2010 compared with $88.8 million at December 31, 2009. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At June 30, 2010	At December 31, 2009
Information	$54,229	$62,086
Real estate	52,050	51,714
Services	49,122	61,629
Trade	18,604	26,119
Manufacturing	17,565	16,141
Healthcare	15,182	12,566
Transportation and warehouse	2,905	5,562
Other	27	32

Total commercial loans	$209,684	$235,849

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

Construction and land loans represent 7 percent of total loans at June 30, 2010, down from 9 percent at December 31, 2009. At June 30, 2010, we had 28 projects with an average commitment of $2,073,000 compared with 30 projects with an average commitment of $2,967,000 at December 31, 2009. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At June 30, 2010, 23 percent of these loans, or $13.5 million, represented single-family residential construction projects; 8 percent, or $4.8 million, were multi-family residential construction projects; 35 percent, or $20.9 million, were commercial projects; and, 34 percent, or $20.7 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 65.3 percent at June 30, 2010. At June 30, 2010, we had only five projects for which we capitalize interest income. Capitalized interest income for the six months ended June 30, 2010 was $737,000 for these five projects. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our construction and land loans by county.

	At June 30, 2010		At December 31, 2009
Construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$29,657	$28,135	$42,657	$35,272
Orange	8,790	8,303	7,157	6,894
Ventura	21,823	19,526	55,896	40,459
Riverside	3,983	3,950	4,054	3,984

Total construction and land loans	$64,253	$59,914	$109,764	$86,609

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

Multifamily residential mortgage loans were 15 percent of total loans at June 30, 2010, the same as at December 31, 2009. We had approximately 162 multifamily loans with an average balance of $853,000 at June 30, 2010.  Apartments mostly located in our six-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 59.9 percent and the weighted average debt service coverage ratio was 1.32 for our multifamily portfolio at June 30, 2010. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At June 30, 2010	At December 31, 2009
Southern California
Los Angeles	$94,809	$93,433
Orange	16,075	17,236
Ventura	7,540	7,590
San Bernardino	4,003	4,030
San Diego	5,035	5,065
Santa Barbara	1,125	1,131

Total Southern California	128,587	128,485

Northern California
Alameda	792	797
Calaveras	1,366	1,373
Fresno	248	251
Kern	2,644	2,679
Merced	666	671
Monterey	381	384
Mono	230	231
San Francisco	1,338	1,346
San Luis Obispo	496	499
Santa Clara	—	702
Santa Cruz	1,122	1,130

Total Northern California	9,283	10,063

Total multifamily mortgage	$137,870	$138,548

The following table shows the maturity of our multifamily mortgage loans by origination year.

Multifamily mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2014 and
Year	2010	2011	2012	2013	Thereafter	Total

2005 and earlier	$-	$728	$1,223	$2,990	$11,190	$16,131
2006	-	-	-	-	1,367	1,367
2007	-	-	-	-	9,926	9,926
2008	-	-	-	-	52,330	52,330
2009	-	3,636	-	1,967	48,962	54,565
2010	-	1,305	-	-	2,246	3,551
Total	$-	$5,669	$1,223	$4,957	$126,021	$137,870

The table below illustrates the distribution of our loan portfolio by loan size at June 30, 2010. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At June 30, 2010, 34 percent of our loans were less than $1 million and 76 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	June 30, 2010
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,600,000
Commercial mortgage	10%	14%	33%	11%	23%	9%
Commercial loans and lines of credit	29%	12%	31%	9%	8%	11%
Construction and land development	5%	4%	17%	36%	22%	16%
Multifamily mortgage	14%	29%	40%	2%	15%	0%
Home mortgage	29%	23%	21%	0%	27%	0%
Home equity loans and lines of credit	36%	20%	11%	33%	0%	0%
Installment and credit card	88%	12%	0%	0%	0%	0%

Totals	18%	16%	31%	11%	17%	7%
Number	1,557	210	176	26	24	6

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time their principal or interest becomes 120 days delinquent unless the loan is well secured and in the process of collection. We charge-off consumer loans by the time they become 90 days delinquent unless they too are well secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of the collateral, less costs to sell. In those cases where the net realizable value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

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

Our 2010 second quarter evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

In our evaluation of the adequacy of the allowance for loan losses, we changed our estimated loss factors for our qualitative considerations from those used at the 2009 year-end for the following reasons. We considered the trend in the level of delinquencies, nonaccrual loans and loan charge-offs. Total past due and nonaccrual loans declined to $14.3 million at June 30, 2010 from $54.8 million at December 31, 2009. The $40.5 million decline since year-end was in both loans past due 30 to 89 days and nonaccrual loans. Nonaccrual loans at June 30, 2010 were $13.2 million, down from $40.0 million as loan payments, payoffs, transfers to foreclosed property and returns to accruing status outpaced additions. We believe that the slowing of delinquencies and nonaccrual loans are early signs that the credit cycle may be peaking. However, we also considered the length and depth of the economic recession, the possibility that the economic recovery may stall, the outlook for unemployment for the U.S. and California and the continuing affect these adverse conditions might have on our borrowers. Based on these considerations, we concluded that an increase in our estimated loss factors for qualitative considerations was prudent at this time.

The allowance for loan losses was $16.5 million or 1.85 percent of loans at June 30, 2010 compared with $16.5 million or 1.76 percent of loans at December 31, 2009. We believe that our allowance for loan losses was adequate at June 30, 2010; however, the determination of the allowance for loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance in future periods.

The following table presents activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$15,598	$11,275	$16,505	$8,048
Provision for loan losses	1,766	1,110	3,520	6,179
Loans charged-off	(1,111)	(664)	(3,844)	(2,511)
Recoveries on loans charged-off	199	234	271	239

Ending balance	$16,452	$11,955	$16,452	$11,955

Allowance to gross loans	1.85%	1.27%	1.85%	1.27%
Net loans charged-off to average loans, annualized	0.40%	0.19%	0.78%	0.50%

The following table presents the net loan charge-offs by loan type and the percentage of net loans charged-off to average loans by type for the periods indicated.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(in thousands)	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized
Construction and land development	$350	0.45%	0.91%	$788	0.64%	1.29%
Home mortgage	158	0.31%	0.62%	683	1.01%	2.02%
Commercial loans & lines	1,205	0.58%	1.15%	677	0.31%	0.61%
Commercial real estate	1,639	0.30%	0.61%	239	0.05%	0.10%
Home equity loans & lines	199	0.50%	1.01%	—	—	—
Installment	22	0.41%	0.81%	(115)	(2.56)%	(5.12)%

Total	$3,573	0.40%	0.78%	$2,272	0.25%	0.50%

Net loan charge-offs for the three months ended June 30, 2010 were $0.9 million compared with $0.4 million for the same period last year. Net loan charge-offs for the six months ended June 30, 2010 were $3.6 million compared with $2.3 million for the same period last year. In the first six months of 2010, significant charge-offs consisted of a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Also in the 2010 first quarter we had a $325,000 charge-off on a $0.8 million completed construction project to reduce the balance to the expected net proceeds from the sale of the remaining collateral. Net annualized loan charge-offs to average loans for the 2010 second quarter were 0.40 percent compared with 0.19 percent for the 2009 second quarter. For the 2009 year, net loan charge-offs to average loans was 0.89 percent. Net annualized loan charge-offs to average loans for the six months ended June 30, 2010 were 0.78 percent compared with 0.50 percent for the first six months of 2009.

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	June 30, 2010		December 31, 2009
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$5,318	44%	$4,850	41%
Multifamily mortgage	1,986	15%	3,277	15%
Commercial loans	4,502	23%	4,796	25%
Construction loans	3,193	7%	2,460	9%
Home equity loans and lines	546	4%	453	4%
Home mortgage	810	6%	605	5%
Installment and credit card	97	1%	64	1%

Total	$16,452	100%	$16,505	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents past due loans, nonaccrual loans and foreclosed assets. We had ten restructured loans for $4.2 million at June 30, 2010. Two loans for $1.9 million are reported as current at June 30, 2010. Eight loans for $2.3 million are included in the $13.2 million nonaccrual loan total shown below. We had one $0.6 million restructured loan at December 31, 2009. The $0.6 million restructured loan at December 31, 2009 is included in the $40.0 million nonaccrual loan total shown below.

(dollars in thousands)	At June 30, 2010	At December 31, 2009
Accruing loans past due 30 - 89 days	$1,078	$14,592
Accruing loans past due 90 days or more	$—	$200
Nonaccrual loans	$13,192	$39,958
Foreclosed assets	$27,850	$4,893
Ratios:
Accruing loans past due 90 days or more to average loans	—	0.02%
Nonaccrual loans to average loans	1.43%	4.35%

Accruing loans past due 30 to 89 days decreased to $1.1 million at June 30, 2010 from $14.6 million at December 31, 2009. This category of loans historically has had the most fluctuation from period to period.

Nonaccrual loans and loans past due 90 days or more and accruing decreased to $13.2 million at June 30, 2010 from $40.2 million at December 31, 2009. These non-performing loans, as a percentage of total loans, were 1.5 percent at the end of the second quarter compared with 4.3 percent at December 31, 2009.

Our largest nonaccrual loan was a completed high-end home in a coastal community of Los Angeles County for $4.5 million. The home was sold subsequent to June 30, 2010 and the loan was paid-off in full. Accordingly, we had no specific loss allowance for this loan at June 30, 2010.

Our next largest nonaccrual loan was a $1.8 million land loan in Palm Springs, California. The loan was past maturity at June 30, 2010. We are in the process of obtaining a current appraisal. We estimated at June 30, 2010 a specific loss allowance of $1.2 million for this loan.

Our third largest nonaccrual loan was a $1.2 million entertainment-related commercial loan. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. We are receiving interest-only payments and interest was current as of June 30, 2010. Our most current appraisal indicates a loan-to-value ratio of 47 percent. We have no specific loss allowance for this loan at June 30, 2010.

We have one other nonaccrual loan, a $1.1 million business loans to a borrower who abruptly discontinued business in the 2009 third quarter. This amount is after charge-offs of $3.4 million. Since the end of 2009, we received proceeds of approximately $50,000 from the collection of accounts receivable. We estimated at June 30, 2010 a specific loss allowance of $0.5 million for this loan.

All other nonaccrual loans were individually under $1 million at June 30, 2010.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	26	$37,034	11	$8,380	21	$39,958	7	$8,475
New loans added	5	1,297	4	24,642	17	6,510	9	25,973
Advances on existing loans	—	317	—	—	—	317	—	136
Loans transferred to foreclosed property	(3)	(22,225)	(1)	(5,720)	(4)	(23,676)	(2)	(6,493)
Loans returned to accrual status	(2)	(1,394)	—	—	(3)	(2,039)	—	—
Payoffs of existing loans	(2)	(517)	(1)	(209)	(3)	(3,616)	(1)	(209)
Loans sold	(1)	(490)	—	—	(1)	(490)	—	—
Payments on existing loans	—	(4)	—	(36)	—	(1,162)	—	(42)
Charge offs on existing loans	—	—	(2)	(100)	(4)	(375)	(2)	(100)
Partial charge-offs on existing loans	—	(826)	—	—	—	(2,235)	—	(783)

Ending balance	23	$13,192	11	$26,957	23	$13,192	11	$26,957

Foreclosed property at June 30, 2010 consists of a $21.7 million office complex project consisting of 20 buildings in Ventura County, a $4.9 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon, a $1.0 million industrial property in Santa Clara County and a $0.2 million single-family residence in San Diego County.

The following table presents the activity of our foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	2	$5,997	3	$1,069	1	$4,893	2	$327
New properties added	3	22,958	1	5,994	5	24,398	2	6,767
Writedowns of existing properties	—	(230)	—	(15)	—	(230)	—	(15)
Sales proceeds received	(1)	(875)	(1)	(220)	(2)	(1,211)	(1)	(251)

Ending balance	4	$27,850	3	$6,828	4	$27,850	3	$6,828

The allowance for losses on undisbursed commitments was $82,000 and $97,000 at June 30, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $34.0 million for the six months ended June 30, 2010 and $32.1 million for the six months ended June 30, 2009. Impaired loans were $14.4 million at June 30, 2010 and $40.0 million at December 31, 2009. Allowances for losses for individually impaired loans are computed in accordance with accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $14.4 million of impaired loans at June 30, 2010, $3.1 million had specific allowances of $1.8 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

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

We manage bank liquidity risk through Board-approved policies and procedures. The Board of Directors reviews and approves these policies at least annually. Liquidity risk policies provide us with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate liquidity risk, review and establish deposit interest rates, review loan and deposit in-flows and out-flows and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At June 30, 2010, core deposits were $860.4 million. At December 31, 2009, core deposits were $830.4 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at June 30, 2010 declined to $360.8 million from $437.8 million at December 31, 2009. The increasing balance of core deposits and the slow loan demand allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2010 or December 31, 2009. We also have a $15.2 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at June 30, 2010 or December 31, 2009. In addition, we had approximately $140.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at June 30, 2010.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At June 30, 2010, there were $10 million of dividends available for payment under the method described; however, as previously disclosed, the Company cannot receive dividends from the Bank without the prior written approval of the Reserve Bank. During 2009 we received no dividends from the Bank.  The Company has $6.9 million in cash on deposit with the Bank at June 30, 2010.

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

At June 30, 2010, we had cash balances at the Reserve Bank of $28.5 million compared with $20.5 million at December 31, 2009. Interest bearing deposits with other financial institutions increased to $97.9 million at June 30, 2010 from $19.7 million at December 31, 2009. The $78.2 million increase reflects the decrease in securities from sales, pay downs and maturities as well as slow loan demand.

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

Securities, at amortized cost, decreased by $69.0 million, or 19 percent, from $359.6 million at December 31, 2009 to $290.6 million at June 30, 2010. The decrease is primarily due to the $80.2 million of securities sold in the first six months of 2010.

Net unrealized holding losses were $6.8 million at June 30, 2010 and were $10.7 million at December 31, 2009. As a percentage of securities, at amortized cost, unrealized holding losses were 2.33 percent and 2.97 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury notes and bills and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at June 30, 2010 and December 31, 2009, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at June 30, 2010 and December 31, 2009.

	At June 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$—	$—	$—	$—	$—	$—
U.S. government agency notes	17,526	(20)	—	—	17,526	(20)
U.S. government agency mortgage-backed securities	—	—	—	—	—	—
U.S. government agency collateralized mortgage obligations	11,214	(63)	—	—	11,214	(63)
Private-label collateralized mortgage obligations	—	—	14,975	(2,045)	14,975	(2,045)
Municipal securities	3,882	(50)	172	(2)	4,054	(52)
Other domestic debt securities	—	—	4,801	(1,804)	4,801	(1,804)

	$32,622	$(133)	$19,948	$(3,851)	$52,570	$(3,984)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

We determined that, as of June 30, 2010, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $1.8 million at June 30, 2010. At December 31, 2009, the unrealized loss was $2.4 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security single-A while another has rated the security triple-B-. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at June 30, 2010. Fourteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of June 30, 2010. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at June 30, 2010 relate to a type of mortgage-backed security also known as private-label CMOs. As of June 30, 2010, the fair value of these securities was $24.7 million, representing 9 percent of our securities portfolio. Gross unrealized losses related to these securities were $4.8 million, or 16 percent of the aggregate cost basis of these securities as of June 30, 2010. At December 31, 2009, the gross unrealized losses were $7.5 million, or 23 percent of the amortized cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Six of our private-label CMOs, approximately 85 percent of amortized cost, had credit agency ratings of less than investment grade at June 30, 2010.  We performed discounted cash flow analyses for these securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of June 30, 2010.  Based upon this analysis, we determined there was no additional other-than-temporary impairment at June 30, 2010. For the year ended December 31, 2009, we identified three private-label CMOs and charged to earnings other-than-temporary impairment losses of $1,115,000. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	June 30,	December 31,
(in thousands)	2010	2009

Non-maturity core deposits:
Non-interest checking	$341,103	$317,610
Interest checking	79,796	82,806
Money market and savings	363,996	339,750
Total non-maturity core deposits	784,895	740,166
Maturity core deposits:
Retail time deposits under $100,000	75,470	90,279
Total core deposits	860,365	830,445

Non-core deposits:
Retail time deposits $100,000 and over	157,092	158,536
Brokered time deposits	—	25,734
State of California time deposits	75,000	110,000
Total non-core deposits	232,092	294,270
Total deposits	$1,092,457	$1,124,715

The $32.3 million decline in deposits from the 2009 year-end was due principally to the $60.7 million reduction in our brokered and State of California time deposits. Core deposits have increased and loan demand has slowed allowing these deposits to mature and not be renewed. Core non-maturity deposits increased $44.7 million since year-end 2009. Core deposits represent 79 percent of deposits at June 30, 2010, up from 74 percent at December 31, 2009.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $232.1 million at June 30, 2010. Large balance certificates of deposit were $268.5 million at December 31, 2009. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $70.5 billion of investments, of which approximately $4.4 billion represent time deposits placed at various financial institutions. At June 30, 2010, and December 31, 2009, State of California time deposits placed with us, with original maturities of three months, were $75.0 million and $110.0 million, respectively. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

We use brokered time deposits to supplement our liquidity and achieve other asset liability management objectives. We include these deposits in the balance sheet line “Certificates of deposit, under $100,000”. Brokered deposits are wholesale time deposits in denominations less $100,000 placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At June 30, 2010, we had no brokered deposits. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within 12 months.  We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $13.4 million of these reciprocal deposits, included in time deposits of $100,000 or more, at June 30, 2010.

At June 30, 2010, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$123,707
Over three months to twelve months	46,903
Over twelve months	61,482

$232,092

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At June 30, 2010, we had $128.8 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $83.8 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2010		Year Ended December 31, 2009
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$83,750	3.91%	$98,500	3.82%
Maximum amount outstanding at any month-end during the period	$110,205	3.43%	$122,000	3.88%
Average amount outstanding during the period	$91,941	3.83%	$110,252	3.86%

The higher levels of liquid assets and slow loan demand allowed these borrowings to mature and not be renewed.

The following table presents the maturities of FHLB term advances:

	At June 30, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$27,250	2010	3.89%	$42,000	2010	3.70%
	13,000	2011	3.21%	13,000	2011	3.21%
	18,500	2012	4.03%	18,500	2012	4.03%
	17,500	2014	4.24%	17,500	2014	4.24%
	7,500	2017	4.07%	7,500	2017	4.07%

	$83,750			$98,500

The following table presents maturities of securities sold under agreements to repurchase:

	At June 30, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Junior Subordinated Debentures

As of June 30, 2010 and December 31, 2009, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until January 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a fixed annual rate of 6.145% until December 15, 2010, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of June 30, 2010, we reserved 306,731 of common shares for the conversion of the preferred stock series A.

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

In March 2010, we consummated an underwritten public offering of common stock at a price of $2.50 per share. We sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for gross proceeds of $41.4 million. We contributed $36.0 million to our bank subsidiary. We intend to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2010
Total capital	$170,965	17.33%	$78,909	≥ 8.00%
(to risk weighted assets)
Tier I capital	$158,584	16.08%	$39,454	≥ 4.00%
(to risk weighted assets)
Tier I capital	$158,584	11.62%	$54,613	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	≥ 8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	≥ 4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since June 30, 2010 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2010
Total capital	$164,096	16.66%	$78,781	≥ 8.00%	$98,476	≥ 10.00%
(to risk weighted assets)
Tier I capital	$151,734	15.41%	$39,390	≥ 4.00%	$59,086	≥ 6.00%
(to risk weighted assets)
Tier I capital	$151,734	11.10%	$54,673	≥ 4.00%	$68,341	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	≥ 8.00%	$104,587	≥ 10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	≥ 4.00%	$62,752	≥ 6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	≥ 4.00%	$70,633	≥ 5.00%
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

The following summarizes our outstanding commitments at June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$159,955	$162,842
Commercial and standby letters of credit	1,620	1,439

	$161,575	$164,281

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

The allowance for losses on undisbursed commitments was $82,000 and $97,000 at June 30, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We manage bank interest risk through Board-approved policies and procedures. The Board of Directors reviews and approves these policies at least annually. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.30% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.76% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 0.84% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 2 and 3 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	0.30%	3.36%	5.49%
+100 bps	-0.76%	1.36%	5.95%
+200 bps	-0.84%	1.99%	7.64%
+400 bps	-0.81%	3.98%	15.85%

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended June 30, 2010 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the SEC on March 5, 2010.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was recently signed into law.  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.  Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities will no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

In addition, there are other currently proposed laws, rules and regulations that, if adopted, would impact our operations.   For example, federal bank regulators are required, within nine months of the enactment of the Dodd-Frank Act, to jointly prescribe regulations to (1) require banking organizations to report the structures of all incentive-based compensation arrangements and (2) prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors, or principal shareholders with excessive compensation or that could lead to material financial loss to the organization.

Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled “Business-Supervision and Regulation” under Part I, Item 1 in our 2009 Annual Report on Form 10-K.

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

First California Financial Group, Inc.

Date: August 6, 2010	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)