Form 10-Q
period 2010-09-30
First California Financial Group, Inc.
filed 2010-11-08
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

28,170,760 shares of Common Stock, $0.01 par value, as of November 5, 2010

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2010	December 31, 2009
Cash and due from banks	$73,028	$26,757
Interest bearing deposits with other banks	92,874	19,737
Securities available-for-sale, at fair value	272,381	349,645
Loans, net	902,208	922,741
Premises and equipment, net	19,973	20,286
Goodwill	60,720	60,720
Other intangibles, net	10,332	11,581
Deferred tax assets, net	3,520	6,046
Cash surrender value of life insurance	12,122	11,791
Foreclosed property	27,906	4,893
Accrued interest receivable and other assets	23,868	25,624

Total assets	$1,498,932	$1,459,821

Non-interest checking	$308,964	$317,610
Interest checking	71,224	82,806
Money market and savings	382,482	339,750
Certificates of deposit, under $100,000	72,596	116,012
Certificates of deposit, $100,000 and over	254,100	268,537

Total deposits	1,089,366	1,124,715
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances and other borrowings	133,000	98,500
Junior subordinated debentures	26,792	26,753
Accrued interest payable and other liabilities	6,490	7,627

Total liabilities	1,300,648	1,302,595

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	23,514	23,170
Common stock, $0.01 par value; authorized 100,000,000 shares; 28,520,477 shares issued at September 30, 2010 and 11,969,294 shares issued at December 31, 2009; 28,174,076 and 11,622,893 shares outstanding at September 30, 2010 and December 31, 2009	283	118
Additional paid-in capital	175,027	136,635
Treasury stock, 346,401 shares at cost at September 30, 2010 and at December 31, 2009	(3,061)	(3,061)
Retained earnings	4,356	5,309
Accumulated other comprehensive loss	(2,835)	(5,945)

Total shareholders’ equity	198,284	157,226

Total liabilities and shareholders’ equity	$1,498,932	$1,459,821

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest and fees on loans	$13,075	$13,331	$38,881	$39,144
Interest on securities	1,529	2,819	4,626	9,847
Interest on federal funds sold and interest bearing deposits	70	78	149	368

Total interest income	14,674	16,228	43,656	49,359

Interest on deposits	1,897	2,938	5,953	9,519
Interest on borrowings	1,231	1,455	3,801	4,512
Interest on junior subordinated debentures	439	439	1,316	1,365

Total interest expense	3,567	4,832	11,070	15,396

Net interest income before provision for loan losses	11,107	11,396	32,586	33,963
Provision for loan losses	3,618	4,117	7,138	10,296

Net interest income after provision for loan losses	7,489	7,279	25,448	23,667

Service charges on deposit accounts and other banking-related fees	932	1,111	2,835	3,199
Loan sales and commissions	10	22	26	76
Net gain on sale of securities	1,204	1,639	1,466	4,310
Impairment loss on securities	(23)	—	(41)	(565)
Gain on transfer of foreclosed property	—	—	691	—
Earnings on cash surrender value of life insurance	111	110	331	327
Other income	63	48	136	238

Total noninterest income	2,297	2,930	5,444	7,585

Salaries and employee benefits	4,420	5,011	14,279	16,032
Premises and equipment	1,576	1,558	4,630	4,871
Data processing	607	862	1,800	1,812
Legal, audit and other professional services	445	541	1,216	1,758
Printing, stationery and supplies	69	197	194	600
Telephone	193	237	630	764
Directors’ expense	101	142	335	398
Advertising, marketing and business development	194	245	706	1,144
Postage	55	39	158	190
Insurance and regulatory assessments	797	849	2,377	2,504
Loss on and expense of foreclosed property	185	193	731	442
Amortization of intangible assets	416	417	1,249	1,210
Market loss on loans held-for-sale	—	—	—	709
Other expenses	626	1,003	2,046	2,513

Total noninterest expense	9,684	11,294	30,351	34,947

Income (loss) before provision for income taxes	102	(1,085)	541	(3,695)
Provision (benefit) for income taxes	38	(949)	213	(1,898)

Net income (loss)	64	(136)	328	(1,797)
Preferred stock dividends	(313)	(313)	(938)	(819)
Net loss available to common shareholders	$(249)	$(449)	$(610)	$(2,616)

Loss per common share:
Basic	$(0.01)	$(0.04)	$(0.03)	$(0.23)
Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.23)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended Sept. 30,
(in thousands)	2010	2009
Net income (loss)	$328	$(1,797)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	7,138	10,296
Stock-based compensation costs	467	774
Gain on sales of securities	(1,466)	(4,310)
Loss (gain) on sale and transfer of foreclosed property	(695)	72
Market loss on loans held-for-sale	—	709
Impairment loss on securities	41	565
Amortization of net premiums on securities available-for-sale	2,569	578
Depreciation and amortization of premises and equipment	1,421	1,194
Amortization of core deposit and trade name intangibles	1,249	1,210
Loss on disposal of premises and equipment	50	—
Proceeds from sale of, and payments received from, loans held-for-sale	—	181
Increase in cash surrender value of life insurance	(331)	(327)
Decrease in deferred tax assets	2,526	2,058
(Increase) decrease in accrued interest receivable and other assets, net of effects of acquisition	1,145	(446)
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(1,137)	(427)

Net cash provided by operating activities	13,305	10,330

Purchases of securities available-for-sale, net of effects of acquisition	(222,933)	(171,273)
Proceeds from repayments and maturities of securities available-for-sale	118,437	48,567
Proceeds from sales of securities available-for-sale	184,892	120,483
Purchases of Federal Home Loan Bank and other stock	(55)	(54)
Redemption of Federal Home Loan Bank stock	624	—
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(73,137)	87,110
Loan originations, purchases and principal collections, net of effects of acquisition	(12,994)	(35,082)
Purchases of premises and equipment, net of effects of acquisition	(1,206)	(1,039)
Proceeds from sale of foreclosed property	2,170	949
Net cash paid in acquisition	—	(48,790)

Net cash (used) provided by investing activities	(4,202)	871

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	(8,645)	14,737
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	(26,704)	21,885
Net increase (decrease) in FHLB advances and other borrowings	34,539	(17,961)
Dividends paid on preferred stock	(938)	(819)
Purchases of treasury stock	—	(11)
Proceeds from issuance of common stock	38,916	—
Proceeds from exercise of stock options	—	9

Net cash provided by financing activities	37,168	17,840

Change in cash and due from banks	46,271	29,041
Cash and due from banks, beginning of period	26,757	13,712

Cash and due from banks, end of period	$73,028	$42,753

Supplemental cash flow information:
Cash paid for interest	$10,803	$13,953
Cash paid for income taxes	$1,000	$950
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$3,233	$5,520
Net change in fair value of cash flow hedges, net of tax	$(123)	$—
Loans transferred to foreclosed property	$25,414	$6,893
Transfer of loans held-for-sale to loans	$—	$31,221

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

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010. We have evaluated events that have occurred subsequent to September 30, 2010 and have concluded there are no subsequent events that would require recognition in the accompanying condensed consolidated financial statements, except as disclosed in footnote 11. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $16.5 million at both September 30, 2010 and December 31, 2009.

Deferred income taxes – Deferred income tax assets and liabilities represent the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at September 30, 2010 or December 31, 2009. There were net deferred tax assets of $3.5 million at September 30, 2010 and $6.0 million at December 31, 2009.

Derivative instruments and hedging – In December 2009, the Company purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on the Company’s $10.3 million junior subordinated debentures. In September 2010, the Company purchased a $16.5 million notional forward-setting interest rate cap to limit the variable interest rate payments on the Company’s $16.5 million junior subordinated debentures. The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, the unrealized gains or losses on these instruments are reflected directly in current period earnings. Management determined that the financial instruments are highly effective since inception and for each period and including the quarter ended September 30, 2010.

Assessments of impairment – Goodwill is assessed for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. The implied fair value of goodwill is estimated by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2009, the annual assessment resulted in the conclusion that goodwill was not impaired. At September 30, 2010, an interim assessment was not performed as 2010 year-to-date results were not materially different than the estimates used in the year-end assessment.

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

For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, an impairment of $0.4 million on a $1.0 million community development-related equity investment was recognized in earnings in 2009. There was an additional impairment of $41,000 recognized in the nine months ended September 30, 2010 related to the community development-related equity investment.

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

(in thousands, except per share data)	Pro forma Nine months ended Sept. 30, 2009
Net interest income	$34,569
Noninterest income	7,672
Noninterest expense	35,169
Provision for loan losses	10,296

Loss before provision for income taxes	(3,224)
Income tax benefit	(1,656)

Net loss	$(1,568)

Pro forma loss per common share:
Basic	$(0.14)
Diluted	$(0.14)
Pro forma weighted average shares:
Basic	11,598
Diluted	11,598

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$43,178	$68	$—	$43,246
U.S. government agency notes	37,557	46	(15)	37,588
U.S. government agency mortgage-backed securities	58,086	1,179	(64)	59,201
U.S. government agency collateralized mortgage obligations	98,764	573	(255)	99,082
Private label collateralized mortgage obligations	28,446	74	(4,153)	24,367
Municipal securities	3,448	50	(2)	3,496
Other domestic debt securities	7,272	—	(1,871)	5,401

Securities available-for-sale	$276,751	$1,990	$(6,360)	$272,381

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$142,617	$114	$(71)	$142,660
U.S. government agency notes	77,097	170	(102)	77,165
U.S. government agency mortgage-backed securities	47,034	280	(467)	46,847
U.S. government agency collateralized mortgage obligations	47,028	68	(156)	46,940
Private label collateralized mortgage obligations	32,984	17	(7,456)	25,545
Municipal securities	7,985	98	(55)	8,028
Other domestic debt securities	4,848	—	(2,388)	2,460

Securities available-for-sale	$359,593	$747	$(10,695)	$349,645

As of September 30, 2010, securities available-for-sale with a fair value of $70.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at September 30, 2010 and December 31, 2009.

	At September 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$—	$—	$—	$—	$—	$—
U.S. government agency notes	5,000	(15)	—	—	5,000	(15)
U.S. government agency mortgage-backed securities	20,678	(64)	—	—	20,678	(64)
U.S. government agency collateralized mortgage obligations	43,409	(255)	—	—	43,409	(255)
Private-label collateralized mortgage obligations	—	—	13,440	(2,072)	13,440	(2,072)
Municipal securities	1,167	(2)	—	—	1,167	(2)
Other domestic debt securities	2,500	(19)	4,772	(1,852)	7,272	(1,871)

	$72,754	$(355)	$18,212	$(3,924)	$90,966	$(4,279)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

An impairment analysis on our debt and equity securities is performed each quarter by the Company. When the Company does not intend to sell, and it is more-likely-than-not that the Company is not required to sell, a debt security before recovery of its cost basis, the Company separates other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. The Company recognizes in earnings the amount of other-than-temporary impairment related to credit loss. The Company recognizes in other comprehensive income the amount of other-than-temporary impairment related to other factors. The Company’s assessment of other-than-temporary declines in fair value considers the duration the debt security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the debt security, and the long-term financial outlook of the issuer. In addition, the Company considers the expected future cash flows of the debt security and our ability and intent on holding the debt security until the fair values recover. For 2009, other-than-temporary impairment related to the credit loss on three debt securities with an amortized cost basis totaling $15.1 million and recognized in earnings was $1.1 million. In addition, the Company recognized an impairment of $0.4 million on a $1.0 million community development-related equity investment. There was an additional impairment of $41,000 recognized in the nine months ended September 30, 2010 related to the community development-related equity investment.

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

	Nine Months Ended September 30, 2010
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

	At September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$51,484	$51,545
Due after one year through five years	30,827	30,841
Due after five years through ten years	9,709	9,762
Due after ten years	184,731	180,233

Total	$276,751	$272,381

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio by type consists of the following:

(in thousands)	At September 30, 2010	At December 31, 2009
Commercial mortgage	$388,786	$381,334
Commercial loans and lines of credit	218,108	235,849
Multifamily mortgage	135,544	138,548
Home mortgage	76,190	51,036
Construction and land development	58,055	86,609
Home equity loans and lines of credit	36,806	40,122
Installment and credit card	5,219	5,748

Total loans	918,708	939,246
Allowance for loan losses	(16,500)	(16,505)

Loans, net	$902,208	$922,741

At September 30, 2010, loans with a balance of $516.8 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred fees of $0.1 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively.

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$16,452	$11,955	$16,505	$8,048
Provision for loan losses	3,618	4,117	7,138	10,296
Loans charged-off	(3,891)	(4,079)	(7,735)	(6,590)
Recoveries on loans charged-off	321	144	592	383

Ending balance	$16,500	$12,137	$16,500	$12,137

Allowance to gross loans	1.80%	1.29%	1.80%	1.29%

Past due loans and foreclosed assets consist of the following:

(dollars in thousands)	At September 30, 2010	At December 31, 2009
Accruing loans past due 30 - 89 days	$2,003	$14,592
Accruing loans past due 90 days or more	$—	$200
Nonaccrual loans	$22,398	$39,958
Foreclosed assets	$27,906	$4,893

There were $22.4 million and $39.3 million of nonaccrual loans at September 30, 2010 and September 30, 2009, respectively. Had these loans performed according to their original terms, additional interest income of approximately $124,000 and $676,000 would have been recognized in the three months ended September 30, 2010 and 2009, respectively. Had these loans performed according to their original terms, additional interest income of approximately $1,230,000 and $1,317,000 would have been recognized in the nine months ended September 30, 2010 and 2009, respectively.

We had twelve restructured loans for $4.3 million at September 30, 2010; four loans for $2.0 million were current at September 30, 2010. Eight loans for $2.3 million are reported as nonaccrual loans at September 30, 2010. We had one $0.6 million restructured loan which was reported as a nonaccrual loan at December 31, 2009.

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, impaired loans are determined by periodic evaluation on an individual loan basis. The average balance of impaired loans was $27.9 million for the nine months ended September 30, 2010 and $32.7 million for the nine months ended September 30, 2009. Impaired loans were $21.1 million at September 30, 2010 and $40.0 million at December 31, 2009. Loan loss allowances for individually impaired loans are computed in accordance with FASB accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $21.1 million of impaired loans at September 30, 2010, $10.7 million had specific allowances of $1.9 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at September 30, 2010 and at December 31, 2009.  No impairment loss was recognized for the three and nine month periods ended September 30, 2010 and September 30, 2009.

Core deposit intangibles, net of accumulated amortization, were $7.8 million at September 30, 2010 and $8.7 million at December 31, 2009.  Amortization expense for the three months ended September 30, 2010 and 2009 was $316,000 in each period. Amortization expense for the nine months ended September 30, 2010 and 2009 was $949,000 and $910,000, respectively.

Trade name intangible, net of accumulated amortization, was $2.6 million at September 30, 2010 and $2.9 million at December 31, 2009. Amortization expense for the three months ended September 30, 2010 and 2009 was $100,000 in each period. Amortization expense for the nine months ended September 30, 2010 and 2009 was $300,000 in each period.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2010 and December 31, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of September 30, 2010		As of December 31, 2009		As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$403,980	Other Assets	$194,680	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$403,980		$194,680		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2010, the Company had two interest rate caps with notional amounts of $10.3 million and $16.5 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. The $10.3 million notional amount cap is forward-starting and will become effective December 15, 2010. The $16.5 million notional amount cap is forward-starting and will become effective March 15, 2012. At December 31, 2009, the Company had one interest rate cap with a notional amount of $10.3 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2010. The Company did not have any outstanding derivatives during the three and nine months ended September 30, 2009.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $15,140 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and nine months ended September 30, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Accumulated OCI into Income (Effective Portion)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Income on Derivative (Ineffective Portion)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Interest Rate Products	$(37,214)	$(122,764)	Interest income	$-	$-	Other non-interest income	$-	$-

Total	$(37,214)	$(122,764)		$-	$-		$-	$-

Credit-risk-related Contingent Features

The terms of the outstanding interest rate caps at September 30, 2010 do not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) as reported	$64	$64	$(136)	$(136)	$328	$328	$(1,797)	$(1,797)
Less preferred stock dividend declared	(313)	(313)	(313)	(313)	(938)	(938)	(819)	(819)

Loss available to common shareholders	$(249)	$(249)	$(449)	$(449)	$(610)	$(610)	$(2,616)	$(2,616)

Weighted average common shares outstanding (1)	28,174	28,174	11,631	11,631	23,144	23,144	11,598	11,598

Earnings (loss) per common share	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.23)	$(0.23)
__________________
(1)
In accordance with FASB accounting codification standards related to earnings per share, due to the net loss for the periods presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. These securities include convertible preferred stock, restricted stock and warrants to acquire common stock. The dilutive calculation excludes 304,870 and 348,922 weighted average shares for the three months ended September 30, 2010 and 2009, respectively. The dilutive calculation excludes 301,214 and 349,373 weighted average shares for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 9 – COMPREHENSIVE INCOME

Other comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands)	2010	2009	2010	2009
Other comprehensive income:
Unrealized loss on interest rate cap	$(64)	$—	$(212)	$—
Unrealized gain on securities available-for-sale	1,320	5,271	7,044	9,830
Reclassification adjustment for gains included in net income (loss)	(1,204)	(1,639)	(1,466)	(4,310)

Other comprehensive income, before tax	52	3,632	5,366	5,520
Income tax expense related to items of other comprehensive income	(22)	(1,479)	(2,256)	(1,544)

Other comprehensive income	30	2,153	3,110	3,976
Net income (loss)	64	(136)	328	(1,797)

Comprehensive income	$94	$2,017	$3,438	$2,179

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

As defined in the FASB accounting standards codification, fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010.The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at September 30, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2010, Using
	Fair value at September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Available-for-sale securities	$272,381	$—	$272,381	$—

Total assets measured at fair value	$272,381	$—	$272,381	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010, Using
	Fair value at September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$8,874	$—	$—	$8,874	$(4,456)
Foreclosed property	27,906	—	—	27,906	869

Total assets measured at fair value	$36,780	$—	$—	$36,780	$(3,587)

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended September 30, 2010. There have been no changes in valuation techniques for the quarter ended September 30, 2010 and such techniques are consistent with techniques used in prior periods.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for securities are based on quoted market prices of identical securities, where available (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. In determining the fair value of the securities categorized as Level 2, the Company obtains a report from a nationally recognized broker-dealer detailing the fairvalue of each security in our portfolio as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. The Company reviews the market prices provided by the broker-dealer for our securities for reasonableness based upon our understanding of the marketplace and we consider any credit issues related to the bonds. As the Company has not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	At September 30, 2010
(in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$165,902	$165,902
Securities available-for-sale	272,381	272,381
FHLB and other stock	8,892	8,892
Loans	918,708	776,667
Interest rate cap	404	404
Financial liabilities:
Demand deposits, money market and savings	$762,670	$762,670
Time certificates of deposit	326,696	327,278
FHLB advances and other borrowings	178,000	182,242
Junior subordinated debentures	26,792	16,493

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

NOTE 11 – SUBSEQUENT EVENT

On November 5, 2010, the Bank assumed all of the deposits and purchased substantially all of the assets of Western Commercial Bank from the FDIC acting in its capacity as receiver of Western Commercial Bank. The Bank purchased approximately $102 million of total assets and assumed approximately $101 million of deposits. The addition of Western Commercial Bank's one branch expanded First California Bank's operations to 18 full-service branches throughout Southern California and increased total assets to greater than $1.5 billion.

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

At September 30, 2010, we had consolidated total assets of $1.5 billion, total loans of $918.7 million, deposits of $1.1 billion and shareholders’ equity of $198.3 million. At December 31, 2009, we had consolidated total assets of $1.5 billion, total loans of $939.2 million, deposits of $1.1 billion and shareholders’ equity of $157.2 million.

For the third quarter of 2010, we had net income of $64,000, compared with a net loss of $136,000 for the third quarter of 2009.  Our net income for the first nine months of 2010 was $328,000, compared with a loss of $1.8 million for the first nine months of 2009. The net loss for the first nine months of 2009 was due largely to the $10.3 million provision for loan losses.

After dividend payments on our Series B preferred shares of $312,500 in the third quarter of 2010 and 2009, we incurred a loss per diluted common share of $0.01 for the 2010 third quarter and $0.04 for the 2009 third quarter. Our net loss for the first nine months of 2010, after Series B preferred share dividends of $937,500, was $0.03 per diluted common share. Our net loss for the first nine months of 2009, after Series B preferred dividends of $819,500, was $0.23 per diluted common share.

On November 5, 2010, the Bank assumed all of the deposits and purchased substantially all of the assets of Western Commercial Bank from the FDIC acting in its capacity as receiver of Western Commercial Bank. The Bank purchased approximately $102 million of total assets and assumed approximately $101 million of deposits. The addition of Western Commercial Bank's one branch expanded First California Bank's operations to 18 full-service branches throughout Southern California and increased total assets to greater than $1.5 billion.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $16.5 million at both September 30, 2010 and December 31, 2009.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $3.5 million at September 30, 2010 and $6.0 million at December 31, 2009. There was no valuation allowance at either period end.

Derivative instruments and hedging

We record all derivatives on the balance sheet at fair value. In December 2009, we purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $10.3 million junior subordinated debentures.  In September 2010, we purchased a $16.5 million notional forward-stating interest rate cap to limit the variable interest rate payments on our $16.5 million junior subordinated debentures. The Company assesses the effectiveness of derivative instruments designated in cash flow hedging relationships in off-setting changes in the overall cash flows of designated hedged transactions on a quarterly basis. To the extent these instruments are not effective, the unrealized gains or losses on these instruments are reflected directly in current period earnings. Management determined that the financial instruments are highly effective since inception and for each period and including the quarter ended September 30, 2010.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.  Based on the results of our assessment, we concluded that the fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2009.  At September 30, 2010, we did not perform an interim assessment because results for the first three quarters of 2010 were not materially different from the estimates used in our year-end assessment.

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

For 2009, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. In addition, we recognized an impairment loss of $0.4 million on a $1.0 million community development-related equity investment in our 2009 earnings. We recognized an additional impairment loss of $18,000 on this community development-related equity investment in the first quarter of 2010 and an additional impairment loss of $23,000 in the third quarter of 2010.

Results of operations – for the three and nine months ended September 30, 2010 and 2009

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

Our net interest income for the three months ended September 30, 2010 declined to $11.1 million from $11.4 million for the same period last year. For the first nine months of 2010, our net interest income declined to $32.6 million from $34.0 million for the same period a year ago. The decline in net interest income for both periods principally reflects the decline in interest income from securities. Interest income for the 2010 third quarter was $14.7 million, down $1.6 million from the 2009 third quarter. The decline in interest income was due to lower yielding securities. Interest expense for the 2010 third quarter was $3.6 million, down $1.3 million from the 2009 third quarter. The decrease in interest expense was due to lower rates paid on interest-bearing deposits. For the first nine months of 2010, interest income was $43.7 million, down $5.7 million from the same period last year. The decline in interest income was again due to lower yielding securities. Interest expense for the first nine months of 2010 was $11.1 million, down $4.3 million from the same period a year ago. The decline in interest expense was again due to lower rates paid on interest-bearing deposits.

Our net interest margin (tax equivalent) for the third quarter of 2010 was 3.46 percent compared with 3.50 percent for the same quarter last year. For the first nine months of 2010, our net interest margin was 3.42 percent compared with 3.60 percent for the first nine months of 2009. The decline in our net interest margin was primarily due to lower yields on our securities and reflects the shift in the composition of our securities to lower yielding, shorter-term securities. The yield on interest-earning assets for the third quarter of 2010 was 4.57 percent, down 40 basis points from 4.97 percent for the third quarter a year ago. The reduction in the cost of our interest-bearing liabilities, which equaled 1.54 percent for the 2010 third quarter, down 39 basis points from 1.93 percent for the third quarter a year ago, partially offset that decline. The yield on interest-earning assets for the nine months ended September 30, 2010 was 4.57 percent compared with 5.21 percent for the same period last year. Partially offsetting that decline was the decline in the cost of our interest-bearing liabilities. The rate paid on interest-bearing liabilities fell to 1.58 percent for the first nine months of 2010 compared with 2.10 percent for the same period last year.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and nine months ended September 30, 2010 and 2009.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans(1)	$890,221	$13,075	5.83%	$935,848	$13,331	5.65%
Securities	287,370	1,529	2.15%	262,664	2,819	4.49%
Federal funds sold and deposits with banks	97,405	70	0.28%	108,165	78	0.29%

Total earning assets	1,274,996	$14,674	4.57%	1,306,677	$16,228	4.97%

Non-earning assets	174,941			152,404

Total average assets	$1,449,937			$1,459,081

Interest bearing checking	$82,656	$71	0.34%	$80,514	$65	0.32%
Savings and money market	374,842	895	0.95%	290,894	839	1.14%
Certificates of deposit	303,606	931	1.22%	441,737	2,034	1.83%

Total interest bearing deposits	761,104	1,897	0.99%	813,145	2,938	1.43%

Borrowings	131,492	1,231	3.72%	151,930	1,455	3.80%
Junior subordinated debentures	26,785	439	6.55%	26,733	439	6.57%

Total borrowed funds	158,277	1,670	4.19%	178,663	1,894	4.21%

Total interest bearing funds	919,381	$3,567	1.54%	991,808	$4,832	1.93%

Noninterest checking	323,886			295,444
Other liabilities	7,967			11,554
Shareholders’ equity	198,703			160,275

Total liabilities and shareholders’ equity	$1,449,937			$1,459,081

Net interest income		$11,107			$11,396
Net interest margin (tax equivalent)(2)			3.46%			3.50%

	Nine months ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans(1)	$910,898	$38,881	5.71%	$913,256	$39,144	5.73%
Securities	302,352	4,626	2.08%	272,706	9,847	5.08%
Federal funds sold and deposits with banks	65,296	149	0.30%	90,467	368	0.54%

Total earning assets	1,278,546	$43,656	4.57%	1,276,429	$49,359	5.21%

Non-earning assets	161,463			155,190

Total average assets	$1,440,009			$1,431,619

Interest bearing checking	$81,465	$201	0.33%	$77,096	$168	0.29%
Savings and money market	361,205	2,678	0.99%	256,122	2,077	1.08%
Certificates of deposit	327,453	3,074	1.26%	460,044	7,274	2.11%

Total interest bearing deposits	770,123	5,953	1.03%	793,262	9,519	1.60%

Borrowings	135,131	3,801	3.76%	158,466	4,512	3.81%
Junior subordinated debentures	26,772	1,316	6.56%	26,720	1,365	6.81%

Total borrowed funds	161,903	5,117	4.21%	185,186	5,877	4.24%

Total interest bearing funds	932,026	$11,070	1.58%	978,448	$15,396	2.10%

Noninterest checking	313,363			280,036
Other liabilities	8,429			12,808
Shareholders’ equity	186,191			160,327

Total liabilities and shareholders’ equity	$1,440,009			$1,431,619

Net interest income		$32,586			$33,963
Net interest margin (tax equivalent)(2)			3.42%			3.60%
______________________
(1)
Yields and amounts earned on loans include loan fees of -$0.2 million and -$0.1 million for the three months ended September 30, 2010 and 2009, respectively, and -$0.6 million and zero for the nine months ended September 30, 2010 and 2009, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

(2)	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended September 30, 2010 to 2009 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$394	$(650)	$(256)
Interest on securities	(1,555)	265	(1,290)
Interest on Federal funds sold and deposits with banks	(1)	(7)	(8)

Total interest income	(1,162)	(392)	(1,554)

Interest expense
Interest on deposits	853	188	1,041
Interest on borrowings	62	161	223
Interest on junior subordinated debentures	2	(1)	1

Total interest expense	917	348	1,265

Net interest income	$(245)	$(44)	$(289)

	Nine months ended September 30, 2010 to 2009 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$(162)	$(101)	$(263)
Interest on securities	(6,291)	1,070	(5,221)
Interest on Federal funds sold and deposits with banks	(117)	(102)	(219)

Total interest income	(6,570)	867	(5,703)

Interest expense
Interest on deposits	3,288	278	3,566
Interest on borrowings	47	664	711
Interest on junior subordinated debentures	52	(3)	49

Total interest expense	3,387	939	4,326

Net interest income	$(3,183)	$1,806	$(1,377)
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

Provision for loan losses

The provision for loan losses was $3.6 million for the three months ended September 30, 2010 compared with $4.1 million for the three months ended September 30, 2009. For the first nine months of 2010, the provision for loan losses was $7.1 million compared with $10.3 million for the same period last year. We revised upward in the second quarter of 2010 and in the first quarter of 2009, our estimated loss factors for the qualitative considerations used in the determination of the adequacy of our allowance for loan losses. The change in our estimated loss factors for the 2010 period was less than the change for the 2009 period; however, the changes resulted in a higher ratio of the allowance for loan losses to loans. At September 30, 2010, the ratio of the allowance for loan losses to loans was 1.80 percent compared with 1.76 percent at December 31, 2009. The ratio of the allowance for loan losses to loans was 1.29 percent at September 30, 2009 compared with 1.02 percent at December 31, 2008.

Noninterest income

Noninterest income was $2.3 million for the 2010 third quarter compared with $2.9 million for the same period a year ago. Noninterest income was $5.4 million for the first nine months of 2010 compared with $7.6 million for the same period last year. The decline in each instance reflects principally a smaller amount of securities gains period to period.

The following table presents a summary of noninterest income:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts and other banking-related fees	$932	$1,111	$2,835	$3,199
Earnings on cash surrender value of life insurance	111	110	331	327
Commissions on brokered loans	10	22	26	76
Net gain on sale of securities	1,204	1,639	1,466	4,310
Impairment loss on securities	(23)	—	(41)	(565)
Gain on transfer of foreclosed assets	—	—	691	—
Other income	63	48	136	238

Total noninterest income	$2,297	$2,930	$5,444	$7,585

Our service charges on deposit accounts for the three months ended September 30, 2010 and 2009 were $0.9 million and $1.1 million, respectively. Service charges on deposit accounts for the nine months ended September 30, 2010 were $2.8 million, down from the $3.2 million in the nine months ended September 30, 2009. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

During the first nine months of 2010 and 2009, we did not sell any loans.  However, we brokered loans for commissions of $26,000 for the first nine months of 2010 compared with $76,000 for the first nine months of 2009.

We also recognized in noninterest income an impairment loss of $41,000 on a $1.0 million community development-related equity investment in the first nine months of 2010. A year ago, we recognized other-than-temporary impairment losses on securities of $565,000 in the first nine months of 2009. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the 2010 second quarter we completed the foreclosure on a $21.0 million completed office construction project. This project consisted of 20 completed units ranging from approximately 1,650 square feet to 14,600 square feet in size. We obtained a current appraisal, evaluated the estimated retail sales prices as well as the estimated costs to sell and determined the fair value of this project to be $21.7 million. Accordingly, for the 2010 second quarter, we recognized a market value gain of $691,000. Subsequent to June 30, 2010, we sold one unit of approximately 4,100 square feet resulting in net proceeds of approximately $1.0 million.

In the third quarter of 2010, we sold $105.0 million of securities and realized net gains of $1.2 million. For the third quarter of 2009 we sold $47.8 million of securities and realized net gains of $1.6 million. In the first nine months of 2010, we sold $184.9 million of securities and realized net gains of $1.5 million. For the first nine months of 2009, we sold $116.2 million of securities and realized net gains of $4.3 million.

Noninterest expense

Our noninterest expense for the three months ended September 30, 2010 was $9.7 million, down 14 percent from $11.3 million for the three months ended September 30, 2009. For the first nine months of 2010, noninterest expense was $30.4 million, down 13 percent from $34.9 million for the same period last year. The decline in noninterest expense reflects the workforce reductions effected in the 2009 and 2010 third quarters. In addition, in the first nine months of 2009, we incurred costs associated with the FDIC-assisted 1st Centennial Bank transaction. Noninterest expense for the three and nine months ended September 30, 2009 included integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction of approximately $51,000 and $774,000, respectively.

The following table presents a summary of noninterest expense:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
	(in thousands)
Salaries and employee benefits	$4,420	$5,011	$14,279	$16,032
Premises and equipment	1,576	1,558	4,630	4,871
Data processing	607	862	1,800	1,812
Legal, audit, and other professional services	445	541	1,216	1,758
Printing, stationery, and supplies	69	197	194	600
Telephone	193	237	630	764
Directors' expense	101	142	335	398
Advertising, marketing and business development	194	245	706	1,144
Postage	55	39	158	190
Insurance and regulatory assessments	797	849	2,377	2,504
Loss on and expense of foreclosed property	185	193	731	442
Amortization of intangible assets	416	417	1,249	1,210
Market loss on loans held-for-sale	—	—	—	709
Other expenses	626	1,003	2,046	2,513

Total noninterest expense	$9,684	$11,294	$30,351	$34,947

Salaries and benefits fell 12 percent to $4.4 million for the 2010 third quarter from $5.0 million for the same period last year. For the first nine months of 2010, salaries and benefits declined 11 percent to $14.3 million from $16.0 million. The decline reflects the 2009 and 2010 third quarter workforce reductions and the completion of the integration and conversion effort related to the FDIC-assisted 1st Centennial Bank transaction. Our workforce declined approximately 5 percent to 235 full-time equivalent employees at September 30, 2010 from 248 a year ago.

The FDIC assesses all financial institutions for deposit insurance. The 2009 second quarter included a $675,000 special assessment the FDIC charged all institutions. In addition, the FDIC increased the regular insurance assessments. With the increased assessment, our regular FDIC insurance expense for the first nine months of 2010 was $1.9 million compared with $1.5 million for the same period last year.

In the second quarter of 2009, we determined not to pursue the sale of $31.2 million of loans previously classified held-for-sale and returned these performing, multi-family loans to our regular portfolio. As such, we recognized a market loss of $709,000 to write down these loans to the lower of cost or market value.

We acquired through foreclosure eight real estate properties and sold two previously foreclosed upon real estate properties in the nine months ended September 30, 2010. The expenses of and the loss on sale of foreclosed properties was $731,000 for the first nine months of 2010 compared with $442,000 for the same period last year.

Our efficiency ratio was 76 percent for the third quarter of 2010 compared with 86 percent for the third quarter of 2009. Our efficiency ratio for the first nine months of 2010 was 80 percent compared with 91 percent for the same period last year. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in the efficiency ratio for the third quarter of 2010 as compared to the third quarter of 2009 was due primarily to lower noninterest expense.

Income taxes

The income tax provision was $0.2 million for the nine months ended September 30, 2010 compared with an income tax benefit of $1.9 million for the same period in 2009. The combined federal and state effective tax rate for the nine months ended September 30, 2010 was 39.4 percent compared with 51.4 percent for the same period in 2009.

Financial position – September 30, 2010 compared with December 31, 2009

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

Loans

Loans decreased $20.5 million, or 2 percent, to $918.7 million at September 30, 2010 from $939.2 million at December 31, 2009. The $28.6 million decline in construction and land development loans principally reflects the transfer of the $21.0 million completed office construction loan to foreclosed assets. The $17.7 million decline in commercial loans and lines reflects slow loan demand in our market area resulting in lower line usage in 2010 compared to 2009. The increase in home mortgages was primarily due to the purchase near the end of the 2010 third quarter of a $25.1 million portfolio of recently originated conforming loans.

(in thousands)	At September 30, 2010	At December 31, 2009
Commercial mortgage	$388,786	$381,334
Commercial loans and lines of credit	218,108	235,849
Multifamily mortgage	135,544	138,548
Home mortgage	76,190	51,036
Construction and land development	58,055	86,609
Home equity loans and lines of credit	36,806	40,122
Installment and credit card	5,219	5,748

Total loans	918,708	939,246
Allowance for loan losses	(16,500)	(16,505)

Loans, net	$902,208	$922,741

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

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of total loans at September 30, 2010 compared with 41 percent at December 31, 2009. We had 367 commercial mortgage loans with an average balance of $1,061,000 at September 30, 2010.  Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial, office, and retail, representing approximately 69 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the six Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At September 30, 2010	At December 31, 2009
Southern California
Los Angeles	$198,113	$195,306
Orange	30,840	30,954
Ventura	99,522	93,899
Riverside	19,926	21,148
San Bernardino	16,217	17,518
San Diego	14,970	15,555
Santa Barbara	231	236

Total Southern California	379,819	374,616

Northern California
Alameda	344	319
Contra Costa	390	408
Fresno	2,452	2,479
Imperial	357	369
Kern	944	1,037
Madera	540	550
Placer	618	625
Sacramento	347	358
San Mateo	2,410	—
Solano	273	278
Tulare	292	295

Total Northern California	8,967	6,718

Total commercial mortgage loans	$388,786	$381,334

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At September 30, 2010	At December 31, 2009
Industrial/warehouse	$102,450	$90,379
Office	97,969	87,923
Retail	65,914	70,140
Self storage	19,250	20,024
Hotel	13,594	13,955
Medical	13,578	11,469
Assisted living	12,119	11,332
Mixed Use	10,673	18,292
Restaurant	9,844	9,584
All other	43,395	48,236

Total commercial mortgage loans	$388,786	$381,334

The following table shows the maturity of our commercial mortgage loans by origination year.

Commercial mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2014 and
Year	2010	2011	2012	2013	Thereafter	Total

2005 and earlier	$182	$4,015	$2,142	$4,398	$99,846	$110,583
2006	941	4,377	6,321	7,066	40,533	59,238
2007	7,736	6,891	16,506	755	38,618	70,506
2008	8,239	4,148	10,594	1,940	56,894	81,815
2009	10,032	674	1,057	-	35,426	47,189
2010	-	4,177	-	714	14,564	19,455
Total	$27,130	$24,282	$36,620	$14,873	$285,881	$388,786

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt service coverage ratio of 1.25. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 60 percent and the minimum debt service coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.2 percent and the weighted average debt service coverage ratio was 1.72 at September 30, 2010. These criteria may become more conservative depending on the type of property. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans. These loans were 24 percent of total loans at September 30, 2010, down from 25 percent at December 31, 2009. We had 846 commercial loans with an average balance of $257,000 at September 30, 2010. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At September 30, 2010, eleven loans under these facilities had outstanding balances of $28.2 million. One facility represents a $4.8 million completed multifamily construction loan participation recently placed on nonaccrual status. The remainder represent nine motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At September 30, 2010, we also have commitments of $25.0 million for three other motion picture and video production loans with no outstanding balances. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At September 30, 2010	At December 31, 2009
Real estate	$55,951	$51,714
Services	55,676	61,629
Information	49,283	62,086
Trade	21,848	26,119
Manufacturing	17,339	16,141
Healthcare	15,386	12,566
Transportation and warehouse	2,625	5,562
Other	—	32

Total commercial loans	$218,108	$235,849

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

Construction and land loans represent 6 percent of total loans at September 30, 2010, down from 9 percent at December 31, 2009. At September 30, 2010, we had 24 projects with an average commitment of $2,635,000 compared with 30 projects with an average commitment of $2,967,000 at December 31, 2009. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At September 30, 2010, 15 percent of these loans, or $8.6 million, represented single-family residential construction projects; 8 percent, or $4.8 million, were multi-family residential construction projects; 38 percent, or $21.9 million, were commercial projects; and, 39 percent, or $22.8 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 64.7 percent at September 30, 2010. At September 30, 2010, we had only five projects for which we capitalize interest income. Capitalized interest income for the nine months ended September 30, 2010 was $1,187,000 for these five projects. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our construction and land loans by county.

	At September 30, 2010		At December 31, 2009
Construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$25,858	$23,380	$42,657	$35,272
Orange	8,813	8,220	7,157	6,894
Ventura	22,574	20,531	55,896	40,459
Riverside	3,983	3,929	4,054	3,984
Santa Barbara	2,015	1,995	—	—

Total construction and land loans	$63,243	$58,055	$109,764	$86,609

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

Multifamily residential mortgage loans were 15 percent of total loans at September 30, 2010, the same as at December 31, 2009. We had approximately 163 multifamily loans with an average balance of $833,000 at September 30, 2010.  Apartments mostly located in our six-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 60.4 percent and the weighted average debt service coverage ratio was 1.32 for our multifamily portfolio at September 30, 2010. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At September 30, 2010	At December 31, 2009
Southern California
Los Angeles	$92,921	$93,433
Orange	16,004	17,236
Ventura	7,518	7,590
Riverside	503	—
San Bernardino	3,991	4,030
San Diego	5,015	5,065
Santa Barbara	1,122	1,131

Total Southern California	127,074	128,485

Northern California
Alameda	790	797
Calaveras	1,361	1,373
Fresno	246	251
Kern	2,627	2,679
Merced	664	671
Monterey	380	384
Mono	229	231
San Francisco	1,333	1,346
San Luis Obispo	494	499
Santa Clara	—	702
Santa Cruz	346	1,130

Total Northern California	8,470	10,063

Total multifamily mortgage	$135,544	$138,548

The following table shows the maturity of our multifamily mortgage loans by origination year.

Multifamily mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2014 and
Year	2010	2011	2012	2013	Thereafter	Total

2005 and earlier	$-	$46	$973	$1,095	$13,551	$15,665
2006	-	-	-	-	1,361	1,361
2007	-	-	-	-	9,843	9,843
2008	-	-	-	-	50,951	50,951
2009	-	212	-	-	50,890	51,102
2010	-	-	-	-	6,622	6,622
Total	$-	$258	$973	$1,095	$133,218	$135,544

We deployed our excess liquidity through a purchase of a $25.1 million portfolio of recently originated conforming home mortgages at the end of the third quarter. In addition, subsequent to the end of the third quarter, we purchased a $28.3 million portfolio of recently originated nonconforming home mortgages. All of the loans purchased are on the borrower’s primary residence and have a weighted average loan-to-value of 50 percent and a weighted average FICO of 773. We expect our net interest income will increase in future periods because of these purchases and we believe these loans diversify the credit risk concentrations in our loan portfolio.

The table below illustrates the distribution of our loan portfolio by loan size at September 30, 2010. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At September 30, 2010, 35 percent of our loans were less than $1 million and 76 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	September 30, 2010
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,600,000
Commercial mortgage	10%	14%	32%	10%	25%	9%
Commercial loans and lines of credit	28%	11%	33%	11%	12%	5%
Construction and land development	4%	4%	26%	25%	23%	18%
Multifamily mortgage	14%	30%	41%	0%	15%	0%
Home mortgage	34%	32%	16%	0%	18%	0%
Home equity loans and lines of credit	40%	19%	7%	34%	0%	0%
Installment and credit card	87%	13%	0%	0%	0%	0%

Totals	18%	17%	31%	10%	18%	6%
Number	1,573	224	181	25	25	5

Allowance for loan losses

We maintain an allowance for loan losses to provide for inherent losses in the loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time principal or interest becomes 120 days delinquent unless the loan is well secured and in the process of collection. We charge-off consumer loans by the time principal or interest becomes 90 days delinquent unless the loan is well secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of the collateral, less cost to sell. In those cases where the net realizable value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

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

Our 2010 third quarter evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

In our evaluation of the adequacy of the allowance for loan losses, we considered the trend in the level of delinquencies, nonaccrual loans and loan charge-offs. Total past due and nonaccrual loans declined to $24.4 million at September 30, 2010 from $54.8 million at December 31, 2009. The $30.4 million decline since year-end was in both loans past due 30 to 89 days and nonaccrual loans. Nonaccrual loans at September 30, 2010 were $22.4 million, down from $40.0 million as loan payments, payoffs, transfers to foreclosed property and returns to accruing status outpaced additions. We believe that the slowing of delinquencies and nonaccrual loans are early signs that the credit cycle may be peaking. However, we also considered the length and depth of the economic recession, the possibility that the economic recovery may stall, the outlook for unemployment for the U.S. and California and the continuing affect these adverse conditions might have on our borrowers. We also considered the 2010 second quarter increase in our loss factors for qualitative considerations. Based on these considerations, we concluded that no further changes to our loss factors were necessary at this time.

The allowance for loan losses was $16.5 million or 1.80 percent of loans at September 30, 2010 compared with $16.5 million or 1.76 percent of loans at December 31, 2009. We believe that our allowance for loan losses was adequate at September 30, 2010; however, the determination of the allowance for loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance in future periods.

The following table presents activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$16,452	$11,955	$16,505	$8,048
Provision for loan losses	3,618	4,117	7,138	10,296
Loans charged-off	(3,891)	(4,079)	(7,735)	(6,590)
Recoveries on loans charged-off	321	144	592	383
Ending balance	$16,500	$12,137	$16,500	$12,137

Allowance to gross loans	1.80%	1.29%	1.80%	1.29%
Net loans charged-off to average loans, annualized	1.60%	1.68%	1.05%	0.91%

The following table presents the net loan charge-offs by loan type and the percentage of net loans charged-off to average loans by type for the periods indicated.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(in thousands)	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized
Construction and land development	$233	0.34%	0.46%	$853	0.76%	1.01%
Home mortgage	207	0.28%	0.37%	736	1.06%	1.42%
Commercial loans & lines	4,735	2.28%	3.05%	3,364	1.51%	2.01%
Commercial real estate	1,721	0.32%	0.42%	1,269	0.26%	0.35%
Home equity loans & lines	199	1.46%	1.95%	—	—	—
Installment	48	1.30%	1.74%	(15)	(0.35)%	(0.46)%

Total	$7,143	0.78%	1.05%	$6,207	0.68%	0.91%

Net loan charge-offs for the three months ended September 30, 2010 were $3.6 million compared with $3.9 million for the same period last year. Net loan charge-offs for the nine months ended September 30, 2010 were $7.1 million compared with $6.2 million for the same period last year. In the first nine months of 2010, significant charge-offs consisted of a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Also, in the 2010 third quarter, we had a $3.5 million charge-off on a $15.0 million revolving credit facility to purchase and develop a film library. Net annualized loan charge-offs to average loans for the 2010 third quarter were 1.60 percent compared with 1.68 percent for the 2009 third quarter. For the 2009 year, net loan charge-offs to average loans was 0.89 percent. Net annualized loan charge-offs to average loans for the nine months ended September 30, 2010 were 1.05 percent compared with 0.91 percent for the first nine months of 2009.

The following table illustrates the significant net loan charge-offs for the nine months ended September 30, 2010.

Description	Construction	Home	Commercial	Commercial
(in millions)	and Land	Mortgage	Loans	Mortgage	Equity/Installment	Total
$15.0 MM motion picture and video production loan	$-	$-	$3.5	$-	$-	$3.5
$1.7 MM multifamily loan	-	-	-	1.2	-	1.2
$7.4 MM business loan relationship	-	-	0.4	-	-	0.4
$1.3 MM office building loan	-	-	-	0.4	-	0.4
All other loan charge-offs and recoveries, net	0.2	0.2	0.8	0.1	0.3	1.6
Net loan charge-offs 2010-nine month period	$0.2	$0.2	$4.7	$1.7	$0.3	$7.1

Average loan balance for 2010-nine month period	$68.3	$49.9	$207.3	$541.4	$44.0	$910.9

Net loan charge-offs (annualized) to average loans	0.46%	0.37%	3.05%	0.42%	1.90%	1.05%

The following table illustrates the significant net charge-offs for the nine months ended September 30, 2009:

	Construction	Home	Commercial	Commercial
Description	and Land	Mortgage	Loans	Mortgage	Equity/Installment	Total
$7.4 MM business loan relationship	$-	$-	$2.6	$0.5	$-	$3.1
$1.8 MM office building	-	-	-	0.5	-	0.5
$55.7 MM purchased home mortgage portfolio	-	0.7	-	-	-	0.7
$0.6 MM construction loan	0.6	-	-	-	-	0.6
$0.6 MM consumer loan	-	-	-	-	(0.2)	(0.2)
All other loan charge-offs and recoveries, net	0.3	-	0.8	0.3	-	1.4
Net loan charge-offs 2009-nine month period	$0.9	$0.7	$3.4	$1.3	$(0.2)	$6.2

Average loan balance for 2009-nine month period	$112.7	$81.0	$226.1	$489.2	$4.3	$913.3

Net loan charge-offs (annualized) to average loans	1.06%	1.15%	2.01%	0.35%	-4.65%	0.91%

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	September 30, 2010		December 31, 2009
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$5,586	42%	$4,850	41%
Commercial loans	5,365	24%	4,796	25%
Multifamily mortgage	2,133	15%	3,277	15%
Construction loans	1,789	6%	2,460	9%
Home mortgage	1,081	8%	605	5%
Home mortgage	475	4%	453	4%
Installment and credit card	71	1%	64	1%

Total	$16,500	100%	$16,505	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents past due loans, nonaccrual loans and foreclosed assets. We had twelve restructured loans for $4.3 million at September 30, 2010; four loans for $2.0 million were current at September 30, 2010. Eight loans for $2.3 million are included in the $22.4 million nonaccrual loan total shown below. We had one $0.6 million restructured loan at December 31, 2009. The $0.6 million restructured loan at December 31, 2009 is included in the $40.0 million nonaccrual loan total shown below.

(dollars in thousands)	At September 30, 2010	At December 31, 2009
Accruing loans past due 30 - 89 days	$2,003	$14,592
Accruing loans past due 90 days or more	$—	$200
Nonaccrual loans	$22,398	$39,958
Foreclosed assets	$27,906	$4,893
Ratios:
Accruing loans past due 90 days or more to average loans	—	0.02%
Nonaccrual loans to average loans	2.46%	4.35%

Accruing loans past due 30 to 89 days decreased to $2.0 million at September 30, 2010 from $14.6 million at December 31, 2009. This category of loans historically has had the most fluctuation from period to period.

Nonaccrual loans and loans past due 90 days or more and accruing decreased to $22.4 million at September 30, 2010 from $40.2 million at December 31, 2009. These non-performing loans, as a percentage of total loans, were 2.4 percent at the end of the third quarter compared with 4.3 percent at December 31, 2009.

Our largest nonaccrual loan was a revolving credit facility to purchase and develop a film library with a balance of $8.5 million at September 30, 2010. This amount is after charge-offs of $3.5 million. The charge-off represented the estimated excess of the loan advances over the value of the film library. We believe a default has occurred and we are no longer required to make advances. This loan is a participation in a credit facility also known as a shared national credit. We estimated at September 30, 2010 a specific loss allowance of $0.8 million for this loan.

Our next largest nonaccrual loan was a $4.8 million completed 250-unit apartment complex in Anaheim, California. Although all principal and interest is current, we placed $3.6 million of the loan, representing the estimated excess of the loan balance over the cash collateral, on nonaccrual status given the uncertainty of the housing market. We did not have a charge-off on this loan. This loan is a participation in a credit facility also known as a shared national credit. We have no specific loss allowance for this loan at September 30, 2010.

Our third largest nonaccrual loan was a $1.5 million office building in Costa Mesa, California. The loan was over 90 days delinquent at September 30, 2010. Our most current appraisal indicates a loan-to-value ratio of 68 percent. We have no specific loss allowance for this loan at September 30, 2010.

Our fourth largest nonaccrual loan was a $1.2 million entertainment-related commercial loan. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. We are receiving interest-only payments and interest was current as of September 30, 2010. Our most current appraisal indicates a loan-to-value ratio of 47 percent. We have no specific loss allowance for this loan at September 30, 2010.

We have one other nonaccrual loan, a $1.1 million business loan to a borrower who abruptly discontinued business in the 2009 third quarter. This amount is after charge-offs of $3.4 million. Since the end of 2009, we received proceeds of approximately $50,000 from the collection of accounts receivable. We estimated at September 30, 2010 a specific loss allowance of $0.5 million for this loan.

All other nonaccrual loans were individually under $1 million at September 30, 2010.

The following table presents the activity in our nonaccrual loan category for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	23	$13,192	11	$26,957	21	$39,958	7	$8,475
New loans added	22	20,268	12	15,280	39	26,778	21	41,253
Advances on existing loans	—	—	—	—	—	317	—	136
Loans transferred to foreclosed property	(3)	(884)	(1)	(119)	(7)	(24,560)	(3)	(6,612)
Loans returned to accrual status	(5)	(1,976)	—	—	(8)	(4,015)	—	—
Payoffs of existing loans	(1)	(4,482)	(2)	(2,729)	(4)	(8,098)	(3)	(2,938)
Loans sold	—	—	—	—	(1)	(490)	—	—
Payments on existing loans	—	(24)	—	(59)	—	(1,186)	—	(101)
Charge offs of existing loans	—	—	—	—	(4)	(375)	(2)	(560)
Partial charge-offs on existing loans	—	(3,696)	—	—	—	(5,931)	—	(323)

Ending balance	36	$22,398	20	$39,330	36	$22,398	20	$39,330

Foreclosed property at September 30, 2010 consists of a $20.7 million office complex project consisting of 19 buildings in Ventura County, a $4.9 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon, a $1.0 million industrial property in Santa Clara County and four single-family residences in Southern California which total $1.3 million.

The following table presents the activity of our foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	4	$27,850	3	$6,828	1	$4,893	2	$327
New properties added	3	1,016	1	126	8	25,414	3	6,893
Writedowns of existing properties	—	—	(1)	(136)	—	(230)	(1)	(151)
Sales proceeds received	—	(960)	(1)	(698)	(2)	(2,171)	(2)	(949)

Ending balance	7	$27,906	2	$6,120	7	$27,906	2	$6,120

The allowance for losses on undisbursed commitments was $91,000 and $97,000 at September 30, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $27.9 million for the nine months ended September 30, 2010 and $32.7 million for the nine months ended September 30, 2009. Impaired loans were $21.1 million at September 30, 2010 and $40.0 million at December 31, 2009. Allowances for losses for individually impaired loans are computed in accordance with accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $21.1 million of impaired loans at September 30, 2010, $10.7 million had specific allowances of $1.9 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At September 30, 2010, core deposits were $834.8 million. At December 31, 2009, core deposits were $830.4 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at September 30, 2010 declined to $432.6 million from $437.8 million at December 31, 2009. The increasing balance of core deposits and the slow loan demand allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There was $15.0 million outstanding on these lines of credit at September 30, 2010 compared to zero outstanding at December 31, 2009. We also have a $15.7 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at September 30, 2010 or December 31, 2009. In addition, we had approximately $96.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at September 30, 2010.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At September 30, 2010, there were $10 million of dividends available for payment under the method described; however, as previously disclosed, the Company cannot receive dividends from the Bank without the prior written approval of the Reserve Bank. During 2009 we received no dividends from the Bank.  The Company has $5.3 million in cash on deposit with the Bank at September 30, 2010.

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

At September 30, 2010, we had cash balances at the Reserve Bank of $27.6 million compared with $20.5 million at December 31, 2009. Interest bearing deposits with other financial institutions increased to $92.9 million at September 30, 2010 from $19.7 million at December 31, 2009. The $73.2 million increase reflects the decrease in securities from sales, pay downs and maturities as well as slow loan demand.

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

Securities, at amortized cost, decreased by $82.8 million, or 23 percent, from $359.6 million at December 31, 2009 to $276.8 million at September 30, 2010. The decrease is primarily due to the $184.9 million of securities sold in the first nine months of 2010, partially offset by securities purchased.

Net unrealized holding losses were $4.4 million at September 30, 2010 and were $9.9 million at December 31, 2009. As a percentage of securities, at amortized cost, unrealized holding losses were 1.58 percent and 2.77 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury notes and bills and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at September 30, 2010 and December 31, 2009, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009. This table excludes the three securities with other-than-temporary impairments at September 30, 2010 and December 31, 2009.

	At September 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$—	$—	$—	$—	$—	$—
U.S. government agency notes	5,000	(15)	—	—	5,000	(15)
U.S. government agency mortgage-backed securities	20,678	(64)	—	—	20,678	(64)
U.S. government agency collateralized mortgage obligations	43,409	(255)	—	—	43,409	(255)
Private-label collateralized mortgage obligations	—	—	13,440	(2,072)	13,440	(2,072)
Municipal securities	1,167	(2)	—	—	1,167	(2)
Other domestic debt securities	2,500	(19)	4,772	(1,852)	7,272	(1,871)

	$72,754	$(355)	$18,212	$(3,924)	$90,966	$(4,279)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)

	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

We determined that, as of September 30, 2010, our U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.8 million and an unrealized loss of $1.9 million at September 30, 2010. At December 31, 2009, the unrealized loss was $2.4 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security A3 while another has rated the security triple-C. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at September 30, 2010. Fifteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of September 30, 2010. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at September 30, 2010 relate to a type of mortgage-backed security also known as private-label CMOs. As of September 30, 2010, the fair value of these securities was $24.4 million, representing 9 percent of our securities portfolio. Gross unrealized losses related to these securities were $4.2 million, or 15 percent of the aggregate cost basis of these securities as of September 30, 2010. At December 31, 2009, the gross unrealized losses were $7.5 million, or 23 percent of the amortized cost basis of these securities. The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Six of our private-label CMOs, approximately 83 percent of amortized cost, had credit agency ratings of less than investment grade at September 30, 2010.  We performed discounted cash flow analyses for these securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of September 30, 2010.  Based upon this analysis, we determined there was no additional other-than-temporary impairment at September 30, 2010. For the year ended December 31, 2009, we identified three private-label CMOs and charged to earnings other-than-temporary impairment losses of $1,115,000. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	September 30,	December 31,
(in thousands)	2010	2009

Non-maturity core deposits:
Non-interest checking	$308,964	$317,610
Interest checking	71,224	82,806
Money market and savings	382,482	339,750
Total non-maturity core deposits	762,670	740,166
Maturity core deposits:
Retail time deposits under $100,000	72,114	90,279
Total core deposits	834,784	830,445

Non-core deposits:
Retail time deposits $100,000 and over	154,582	158,536
Brokered time deposits	—	25,734
State of California time deposits	100,000	110,000
Total non-core deposits	254,582	294,270
Total deposits	$1,089,366	$1,124,715

The $35.3 million decline in deposits from the 2009 year-end was due principally to the $35.7 million reduction in our brokered and State of California time deposits. Core deposits have increased and loan demand has slowed allowing these deposits to mature and not be renewed. Core non-maturity deposits increased $22.5 million since year-end 2009. Core deposits represent 77 percent of deposits at September 30, 2010, up from 74 percent at December 31, 2009.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $254.1 million at September 30, 2010. Large balance certificates of deposit were $268.5 million at December 31, 2009. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $69.0 billion of investments, of which approximately $4.2 billion represent time deposits placed at various financial institutions. At September 30, 2010, and December 31, 2009, State of California time deposits placed with us, with original maturities of three months, were $100.0 million and $110.0 million, respectively. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

We use brokered time deposits to supplement our liquidity and achieve other asset liability management objectives. We include these deposits in the balance sheet line “Certificates of deposit, under $100,000”. Brokered deposits are wholesale time deposits in denominations less $100,000 placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that are within the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the time deposits at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At September 30, 2010, we had no brokered deposits. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within 12 months.  We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $8.7 million of these reciprocal deposits, included in time deposits of $100,000 or more, at September 30, 2010.

At September 30, 2010, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$74,907
Over three months to twelve months	116,153
Over twelve months	63,040

$254,100

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At September 30, 2010, we had $178.0 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase, $83.8 million of FHLB advances and $15.0 million of overnight federal funds purchased. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Nine Months Ended September 30, 2010		Year Ended December 31, 2009
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$118,000	2.53%	$98,500	3.82%
Maximum amount outstanding at any month-end during the period	$118,000	2.53%	$122,000	3.88%
Average amount outstanding during the period	$90,050	3.80%	$110,252	3.86%

The higher level of FHLB borrowings at period end was to provide liquidity for loans purchased in early October.

The following table presents the maturities of FHLB term advances:

	At September 30, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$46,500	2010	1.10%	$42,000	2010	3.70%
	13,000	2011	3.21%	13,000	2011	3.21%
	18,500	2012	4.03%	18,500	2012	4.03%
	17,500	2014	4.24%	17,500	2014	4.24%
	15,000	2015	1.76%	—	2015	—
	7,500	2017	4.07%	7,500	2017	4.07%

	$118,000			$98,500

The following table presents maturities of securities sold under agreements to repurchase:

	At September 30, 2010			At December 31, 2009
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$15,000	2011	3.64%	$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$45,000			$45,000

Junior Subordinated Debentures

As of September 30, 2010 and December 31, 2009, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a fixed annual rate of 6.145% until December 15, 2010, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum.

In December 2009, we purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $10.3 million junior subordinated debentures. This interest rate cap will become effective on December 15, 2010, has a rate cap of 4.00 percent and will expire on December 15, 2015. In September 2010, we purchased a $16.5 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $16.5 million junior subordinated debentures. This interest rate cap will become effective March 15, 2012, has a rate cap of 4.00 percent and will expire on March 15, 2017.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of September 30, 2010, we reserved 310,535 of common shares for the conversion of the preferred stock series A.

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

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. In addition, the federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the implementation of Basel III or other regulatory or supervisory changes. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2010
Total capital	$171,468	16.91%	$81,111	8.00%
(to risk weighted assets)
Tier I capital	$158,746	15.66%	$40,555	4.00%
(to risk weighted assets)
Tier I capital	$158,746	11.49%	$55,263	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since September 30, 2010 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2010
Total capital	$165,268	16.34%	$80,914	8.00%	$101,143	10.00%
(to risk weighted assets)
Tier I capital	$152,575	15.09%	$40,457	4.00%	$60,686	6.00%
(to risk weighted assets)
Tier I capital	$152,575	11.03%	$55,311	4.00%	$69,138	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	8.00%	$104,587	10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	4.00%	$62,752	6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	4.00%	$70,633	5.00%
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

The following summarizes our outstanding commitments at September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$179,785	$162,842
Commercial and standby letters of credit	1,615	1,439

	$181,400	$164,281

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

The allowance for losses on undisbursed commitments was $91,000 and $97,000 at September 30, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.75% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 1.37% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 2.00% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 2 and 3 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	0.75%	4.32%	5.53%
+100 bps	-1.37%	-0.28%	3.28%
+200 bps	-2.00%	-1.15%	3.12%
+400 bps	-2.00%	0.63%	9.77%

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended September 30, 2010 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.	Risk Factors

       There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the SEC on March 5, 2010 and of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 6, 2010.

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

First California Financial Group, Inc.

Date: November 8, 2010	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)