Form 10-K
period 2010-12-31
First California Financial Group, Inc.
filed 2011-03-30
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☑  No

Aggregate market value of common stock held by non-affiliates as of June 30, 2010: $61,049,746

As of March 15, 2011, there were 28,170,760 shares of Common Stock, $0.01 par value, outstanding.

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

First California incorporated under the laws of the State of Delaware on June 7, 2006. The Company formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of facilitating the mergers of National Mercantile and FCB Bancorp, a California corporation, or FCB. On March 12, 2007, National Mercantile merged with and into First California. Immediately thereafter, the parties completed the previously announced merger of FCB with and into First California. In this document, we refer to the two-step merger of National Mercantile into First California and FCB into First California as the Mergers. As a result of the Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile, whose principal assets were the capital stock of two bank subsidiaries, Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay, and the rights and obligations of FCB, whose principal assets were the capital stock of First California Bank. On June 18, 2007, First California integrated its bank subsidiaries into First California Bank. All references to the Bank on or before June 18, 2007 refer to the Bank, Mercantile and South Bay.

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Westlake Village, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Department of Financial Institutions, or the DFI. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, located in Woodland Hills, California, from the FDIC. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. These acquired assets represent approximately 7 percent of our consolidated total assets at December 31, 2010. The Bank assumed approximately $105 million of deposits related to the transaction. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former Western Commercial Bank branch into its full-service branch network prior to December 31, 2010.

On December 30, 2010, the Bank entered into a definitive purchase agreement to acquire the Electronic Banking Solutions (EBS) division of Palm Desert National Bank. As part of the purchase, the Bank will acquire Palm Desert National Bank’s EBS product and service offering and related back-office operations, as well as the customer base that currently produces approximately $3 million in annual revenues from EBS products and services. The Bank will also assume approximately $90 million of core deposits related to the EBS division at the close of the transaction. The transaction is expected to close at the beginning of the second quarter of 2011.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the areas commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the Tri-Cities area of Glendale-Burbank-Pasadena, the South Bay, the Inland Empire, north San Diego County, Century City and other parts of Los Angeles, Orange and Ventura Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit and cash management products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 18 full-service branch locations.

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

The Bank’s business strategy also stresses the importance of customer deposit relationships to support its lending activities. Checking deposits, savings deposits and certificates of deposit represent a significant low-cost and stable source of funds. Business customers are offered cash management products, including on-line banking and remote deposit capture, to meet their specific banking needs.

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

In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLBA, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLBA revised the BHCA and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLBA also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

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

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 76% of our loan portfolio at December 31, 2010 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2010 compared with December 31, 2009” in Part II of this Annual Report on Form 10-K. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2010, the Bank had 248 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Recent Developments

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, was signed into law. Dodd-Frank will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, Dodd-Frank establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing regulatory agencies, including the Financial Stability Oversight Council, or Council, the Board of Governors of the Federal Reserve System, or FRB, the OCC and the FDIC. The rules and regulations promulgated under Dodd-Frank are likely to impact our operations and cost. Dodd-Frank includes, among other things, the following:

(i)	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(iii)	the elimination and phase-out of trust preferred securities from Tier 1 capital with certain exceptions;

(iv)	the elimination of remaining barriers to de novo interstate branching by banks;

(v)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(vi)	enhanced regulation of financial markets, including the derivative and securitizations markets, and the elimination of certain proprietary trading activities by banks;

(vii)
the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(viii)
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interest bearing transaction accounts;

(ix)	authorization for financial institutions to pay interest on business checking accounts;

(x)
changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and increase the minimum reserve ratio for the Deposit Insurance Fund, or DIF, from 1.15 percent to 1.35 percent;

(xi)
the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xii)
the creation of a Consumer Financial Protection Bureau, or CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets;

(xiii)
expanded restrictions on transactions with affiliates and insiders under Sections 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions; and

(xiv)
provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the American Recovery and Reinvestment Act of 2009 for the Troubled Assets Relief Program Capital Purchase Program for the SEC recipients, (3) enhances independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy statement.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank is likely to impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Since our participation in the CPP, we were able to increase the average balance of our commercial and consumer loans by $308.3 million, or 47 percent, from December 2008 to December 2010. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include (1) ensuring that incentive compensation of senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, First California has complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which First California would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. First California will respond to such requests accordingly.

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

General

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB, or the FRB, the FDIC, the DFI, and the United States Department of the Treasury, or the Treasury.

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

The Dodd-Frank Act amends the Federal Deposit Insurance Act, or FDIA, to obligate the FRB to require bank holding companies to serve as a source of financial strength for any subsidiary depository institution. The appropriate federal banking agency for such a depository institution nay require reports from companies that own the insured depository institution to assess their ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. By July 21, 2011, the appropriate federal banking agencies must jointly adopt implementing regulations. Under this requirement, First California in the future could be required to provide financial assistance to the Bank should it experience financial distress.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates. Various consumer laws and regulations also affect the Banks’ operations. Various consumer laws and regulations also affect the Banks’ operations, such as the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. These laws primarily protect depositors and other customers of the Bank, rather than First California or its stockholders. The creation of the CFPB by Dodd-Frank is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

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

Dividends and Capital Distributions

Dividends and capital distributions from the Bank constitute the principal source of cash to First California. As a result, First California’s ability to pay dividends on its capital stock will depend primarily on the ability of the Bank to pay dividends to First California in amounts sufficient to service its obligations. The Bank is subject to various federal or state statutory and regulatory limitations on its ability to pay dividends and capital distributions to its shareholder, generally based on capital levels and current or retained earnings. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or other cash flow requirements.

The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

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

Regulatory Capital Guidelines. Each of the Company and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The current risk-based capital guidelines that apply to First California and the Bank, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, or the Basel Committee, a committee of central banks and bank supervisors. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit, but also include a nominal market risk equivalent balance related to foreign exchange and debt/equity trading activities) is eight percent. At least half of the total capital must be composed of tier 1 capital. The FRB also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets, net of loan loss reserve, goodwill and certain other intangible assets. The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks are required to meet. These regulations are generally similar to those established by the FRB for bank holding companies.

 For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

●
Core Capital (Tier 1): Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities less goodwill, most intangible assets and certain other assets.

●
Supplementary Capital (Tier 2): Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

●	Market Risk Capital (Tier 3): Tier 3 capital includes qualifying unsecured subordinated debt.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2010
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$172,599	16.79%	$82,242	≥	8.00%
First California Bank	167,395	16.31%	82,090	≥	8.00%	$102,613	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	159,695	15.53%	41,121	≥	4.00%
First California Bank	154,515	15.06%	41,045	≥	4.00%	61,568	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	159,695	11.00%	58,052	≥	4.00%
First California Bank	154,515	10.63%	58,134	≥	4.00%	72,668	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$133,078	12.69%	$83,926	≥	8.00%
First California Bank	127,315	12.17%	83,669	≥	8.00%	$104,587	≥	10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	119,924	11.43%	41,963	≥	4.00%
First California Bank	114,198	10.92%	41,835	≥	4.00%	62,752	≥	6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	119,924	8.52%	56,324	≥	4.00%
First California Bank	114,198	8.08%	56,507	≥	4.00%	70,633	≥	5.00%

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

The Basel Accords. The current risk-based capital guidelines which apply to First California and the Bank are based upon the 1988 capital accord of the Basel Committee. A new international accord, referred to as Basel II, became mandatory for large, internationally active banking organizations, known as “core” banking organizations,  in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide developments. First California is not required to comply with Basel II and elected not to apply the Basel II requirements when they became effective.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

●
A tier 1 common equity ratio of at least 7.0%, inclusive of 4.5% minimum tier 1 common equity ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

●	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

●	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

           The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. The Basel Committee also announced a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

           Basel III introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2015 and the rules to be fully phased-in by January 1, 2019.

           In November 2010, Basel III was endorsed by the Seoul G20 Leaders Summit and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed to by the Basel Committee and endorsed by the Seoul G20 Leaders Summit. The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to First California and the Bank in light of Basel III. If adopted by federal banking agencies, Basel III could lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. First California cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon First California’s earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of Dodd-Frank will be integrated with the requirements of Basel III.

           Note that Dodd-Frank also requires the establishment of more stringent prudential standards by requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In particular, Dodd-Frank excludes trust preferred securities issued on or after May 19, 2010 from tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

Prompt Corrective Action and Other General Enforcement Authority. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including undercapitalization. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

●
“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

●
“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

●
“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

●
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

●	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

In February 2010, the Board of Directors of First California and the Federal Reserve Bank of San Francisco, or the Reserve Bank, entered into an informal agreement, or the informal agreement, between the Company and the Reserve Bank. The informal agreement required the Board of Directors to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricted the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank. The Reserve Bank terminated the informal agreement in January 2011.

The Company complied fully with the agreement and had received approval to pay all dividends on the Series B Preferred Stock and all payments on its trust preferred securities during the term of the agreement.

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

Dodd-Frank generally enhances the restrictions on transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which First California or an affiliate serves as an investment adviser. The ability of the FRB to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators.

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

Federal Deposit Insurance. The FDIC insures our customer deposits through the Deposit Insurance Fund, or the DIF, up to prescribed limits for each depositor. Pursuant to the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. Dodd-Frank made the $250,000 deposit insurance limit permanent. As required under Section 343 of Dodd-Frank, the FDIC recently adopted a final rule that provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts. As mandated by Dodd-Frank, the FDIC will fully insure the amounts in non-interest-bearing transaction accounts without limits from December 31, 2010 through December 31, 2012. The unlimited coverage would be separate from, and in addition to, the coverage provided to depositors with other accounts held at an institution. Beginning January 1, 2013, the unlimited coverage will cease and these accounts will be insured under the FDIC’s general deposit insurance coverage rules.

Dodd-Frank changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks. Dodd-Frank also increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

On December 14, 2010, the FDIC raised the minimum designated reserve ratio of the DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by Dodd-Frank.

 On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by Dodd-Frank, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under Dodd-Frank is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5 % but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The final rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011.

Continued action by the FDIC to replenish the DIF as well as the changes in Dodd-Frank are likely to result in higher assessment rates, which would reduce the profitability of the Bank.

In addition to its insurance assessment, each insured bank is subject in 2011 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2011 debt service assessment is .0102%.

Money Laundering, Currency Controls and Economic Sanctions. Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

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

The U.S. Department of the Treasury’s Office of Foreign Asset Control, or OFAC, is responsible for requiring that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If First California and the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, First California or the Bank must freeze or block such account or transaction, file a report of blocked or rejected transaction and notify OFAC.

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

Community Reinvestment Act. The Bank is subject to the CRA. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. The Bank’s compliance with the CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination.

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

Interstate Banking and Branching.  Federal law permits an adequately capitalized and adequately managed bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. Dodd-Frank permits a national bank or a state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is to be located would permit the establishment of the branch if the bank were a bank chartered in that state.

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

Impact of Monetary Policies

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of a Bank’s earnings. These rates are highly sensitive to many factors which are beyond the Bank’s control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

●	Open-market dealings in United States government securities;

●	Adjusting the required level of reserves for financial institutions subject to reserve requirements; and

●	Adjusting the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

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

Ownership of our common stock involves risks. You should carefully consider the risks described below in addition to the other information set forth herein. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results, cash flows and prospects, and the value and market price of our securities could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its subsidiaries.

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The global, U.S. and California economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

●	a decrease in the demand for loans or other products and services offered by us;

●	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

●	a decrease to deposit balances due to overall reductions in the accounts of customers;

●	an impairment of certain intangible assets or investment securities;

●	a decreased ability to raise additional capital on terms acceptable to us or at all; or

●
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

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as Dodd-Frank, EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program, or TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, the ARRA and the FDIC’s TLGP. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for several years. The volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Additional requirements under our regulatory framework, especially those imposed under Dodd-Frank, ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of Dodd-Frank, ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse effect on our business, financial condition, and results of operations.

Our growth presents certain risks, including a possible decline in credit quality or capital adequacy.

The asset growth experienced by National Mercantile and FCB in the years prior to the Mergers and by us after the Mergers presents certain risks. While we believe we have maintained good credit quality notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

We may be subject to more stringent capital requirements.

Dodd-Frank requires federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Implementing regulations must be issued within 18 months of July 21, 2010. Implementation of these standards, or any other new regulations, including Basel III, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations of financial condition.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for our customers. As a result of the Mergers and the corresponding growth, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

The fair value of our investment securities can fluctuate due to market conditions out of our control.

Our investment securities portfolio is comprised mainly of U.S. treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government agency collateralized mortgage obligations. At December 31, 2010, gross unrealized losses on our investment portfolio were $7.1 million. The majority of unrealized losses at December 31, 2010 were related to a type of mortgage-backed security also known as private-label collateralized mortgage obligations. As of December 31, 2010, the amortized cost of these securities, rated triple-A at purchase, was $20.4 million and the gross unrealized loss was $3.5 million and these securities represented 6 percent of our securities portfolio. We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.9 million at December 31, 2010. This unrealized loss is primarily caused by a severe disruption in the market for these securities.

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

A significant source of risk arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

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

We conduct our banking operations in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

A portion of our loan portfolio consists of construction and land development loans in Southern California, which have greater risks than loans secured by completed real properties.

At December 31, 2010, we had outstanding construction and land development loans in Southern California in the amount of $61.4 million, representing 6% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Further disruptions in the real estate market could materially and negatively affect our business.

There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2010, approximately 76% of our loans are secured by real estate. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

Substantially all of our real property loan collateral is located in Southern California. Real estate values have declined recently, particularly in California. If real estate sales and appreciation continue to weaken, especially in Southern California, the collateral for our loans would provide less security. Real estate values have been and could be affected by, among other things, an economic recession or slowdown, an increase in interest rates, earthquakes, brush fires, flooding and other natural disasters particular to California.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, Dodd-Frank was signed into law in July 2010. Dodd-Frank will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, Dodd-Frank establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, Dodd-Frank addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

●	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

●	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

●	the limitation on our ability to raise capital through the use of trust preferred securities as these securities will no longer be included in Tier 1 capital going forward; and

●	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations

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

          In addition, there are other currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, federal bank regulators recently proposed regulations that would (1) require banking organizations to report the structures of all incentive-based compensation arrangements and (2) prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors, or principal shareholders with excessive compensation or that could lead to material financial loss to the organization.

Additionally, in order to conduct certain activities and transactions, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled “Item 1. Business-Supervision and Regulation” above.

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

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.

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

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer, Romolo C. Santarosa and a number of other key management personnel.

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

We may incur impairments to goodwill.

We assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2010 the annual assessment resulted in the conclusion that goodwill was not impaired. A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate non-cash charge, which could have an adverse effect on our operating results and financial position.

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

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want to or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “RISK FACTORS” section:

●	actual or anticipated quarterly fluctuations in our operating and financial results;

●	developments related to investigations, proceedings or litigation that involve us;

●	changes in financial estimates and recommendations by financial analysts;

●	dispositions, acquisitions and financings;

●	actions of our current stockholders, including sales of our Common Stock by existing stockholders and our directors and executive officers;

●	fluctuations in the stock price and operating results of our competitors;

●	regulatory developments; and

●	developments related to the financial services industry.

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

Any entity (including a “group” composed of natural persons) owning 25% or more of the outstanding First California common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over First California, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of the outstanding First California common stock and (ii) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act to acquire or retain 10% or more of the outstanding First California common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in First California. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Concentrated ownership of our common stock creates risks for our stockholders, including a risk of sudden changes in our share price.

As of January 31, 2011, directors, executive officers and other affiliates of First California owned approximately 19% of First California’s outstanding common stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors, with respect to which stockholders are authorized to use cumulative voting, as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

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

The Bank also leases approximately 13,900 square feet of space for administrative functions located at 1880 Century Park East, Los Angeles, California. The lease term will expire in May 2014. The Bank has sublet approximately half of this space through March 2014.

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

The Bank leases approximately 1,700 square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease term will expire in January 2012.

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

The Bank leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Boulevard, Encino, California. The lease term will expire in May 2011.

The Bank owns its Torrance Branch Office located at 2200 Sepulveda Blvd., Torrance, California. The building has approximately 15,966 square feet of space.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space. The Bank has sublet a portion of this space through July 2013.

The Bank leases approximately 6,000 square feet of space for its Woodland Hills Branch Office located at 21550 Oxnard Street, Suite 100, Woodland Hills, California. The lease term will expire in March 2016.

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

The Bank leases approximately 7,000 square feet of space for its Escondido Branch Office located at 355 West Grand Avenue, Escondido, California. The lease term will expire in March 2011. In March 2011, this branch will relocate to approximately 3,700 square feet of space located at 320 West Mission Avenue, Escondido, California. The lease term will expire in February 2021.

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

The Bank also leased approximately 3,100 square feet of space for its former El Segundo Branch Office located at 1960 E. Grand Avenue, El Segundo, California. The Bank closed this location in July 2008 and relocated employees and equipment to the Torrance Office Branch. The lease term expired in January 2011. The Bank sublet this space through the lease expiration in 2011.

The Bank also leased approximately 3,478 square feet of space for its former Loan Production Office located at 13245 Riverside Dr. Suite 540, Sherman Oaks, California. The Bank vacated this facility in September 2008 and relocated the employees and equipment to its headquarters in Westlake Village. The lease term expired in February 2011.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its owned and leased premises.

Item 3.	Legal Proceedings

The information set forth in “Note 20-Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of First California began trading on the NASDAQ Global Select Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the NASDAQ Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for First California’s common stock from January 1, 2009 to December 31, 2010, as reported by NASDAQ. Because of the limited market for First California’s common stock, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2009
First Quarter	$7.75	$3.62
Second Quarter	8.45	3.89
Third Quarter	6.48	4.32
Fourth Quarter	5.05	2.50

2010
First Quarter	$3.38	$2.54
Second Quarter	3.50	2.61
Third Quarter	2.91	2.36
Fourth Quarter	2.90	2.26

At March 10, 2011, First California had 394 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2010 information regarding outstanding options and the number of shares available for future option and restricted stock grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	737,410	$7.99	534,697
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	737,410	$7.99	534,697

(1)
Includes the First California 2007 Omnibus Equity Incentive Plan, FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fourth quarter of 2010.

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

Forward-Looking Statements

This discussion contains certain forward-looking information about us; we intend such statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

●	revenues are lower than expected;

●	credit quality deterioration which could cause an increase in the provision for loan losses;

●	competitive pressure among depository institutions increases significantly;

●	changes in consumer spending, borrowings and savings habits;

●	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

●	a slowdown in construction activity;

●	technological changes;

●	the cost of additional capital is more than expected;

●	a change in the interest rate environment reduces interest margins;

●	asset/liability repricing risks and liquidity risks;

●	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

●	legislative or regulatory requirements or changes adversely affecting our business;

●	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

●	recent volatility in the credit or equity markets and its effect on the general economy;

●	the costs and effects of legal, accounting and regulatory developments;

●	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

●	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and individuals in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties through its wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products and services through 18 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust-preferred securities.

At December 31, 2010, we had consolidated total assets of $1.5 billion, total loans of $1.0 billion, total deposits of $1.2 billion and shareholders’ equity of $198.0 million. A year ago, at December 31, 2009, we had consolidated total assets of $1.5 billion, total loans of $939.2 million, total deposits of $1.1 billion and shareholders’ equity of $157.2 million. The increase in loans and deposits was due in part to the FDIC-assisted Western Commercial Bank transaction.

On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, located in Woodland Hills, California, from the FDIC. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. The Bank assumed approximately $105 million of deposits related to the transaction.  We accounted for the FDIC-assisted Western Commercial Bank transaction using the acquisition method of accounting; accordingly, our balance sheet includes the estimates of the fair value of the assets acquired and liabilities assumed. Our results of operations for the twelve months ended December 31, 2010 include the effects of the FDIC-assisted Western Commercial Bank transaction from the date of the transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the November 5, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. The Bank continues to operate the one former WCB branch location as part of the Bank’s 18 branch locations.

For the year ended December 31, 2010, we had net income of $1.4 million compared to a net loss of $4.7 million for the year ended December 31, 2009. After dividend payments of $1.3 million on our Series B preferred shares, we had net income per diluted common share of $0.01 for the year ended December 31, 2010. After dividend payments of $1.1 million on our Series B preferred shares, we incurred a loss per diluted common share of $0.50 for the year ended December 31, 2009. The net loss for 2009 was due largely to the $16.6 million provision for loan losses. The provision for loan losses was $8.3 million for 2010.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loans against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible based on our evaluation of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $17.0 million at December 31, 2010 and was $16.5 million at December 31, 2009.

Foreclosed property

   We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property.  At the time of foreclosure, we obtain an appraisal of the property and record the property received at its estimated fair value less costs to sell.  We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due.  Subsequent to foreclosure, we periodically assess our disposition efforts and the estimated fair value of the foreclosed property.  We establish a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure.  Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property.  Our recognition of gain is however dependent on the buyer‘s initial investment in the purchase of foreclosed property meeting certain criteria.  The estimated fair value of foreclosed property was $27.0 million at December 31, 2010 and $4.9 million at December 31, 2009.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. We establish a valuation allowance when we determine that the realization of income tax benefits may not occur in future years.

There were net deferred tax assets of $4.6 million at December 31, 2010 and $6.0 million at December 31, 2009. There were no valuation allowances at either year-end.

Derivative instruments and hedging

    For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis.  We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective.  At December 31, 2010 we had $26.8 million notional forward-starting interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures.  Our 2010 fourth quarter effectiveness assessment indicated that these instruments were effective.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change that may indicate impairment may potentially exist. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.

At December 31, 2010, we had goodwill of $60.7 million. We recognized goodwill in connection with the Merger in 2007 and the FDIC-assisted 1st Centennial Bank transaction in 2009. We consolidated all operations under First California Bank at the time of each transaction; accordingly, we performed our goodwill impairment analysis on a consolidated or single unit basis.

The first step of our analysis compared the fair value of the Company to the carrying amount of the Company, including goodwill. At December 31, 2010, the measurement date, the carrying amount of the Company was $198.0 million. We used various approaches to estimate the fair value of the Company as described below:

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

Income Approach—Discounted Cash Flow Method—This approach considers the present value of the Company’s expected future cash flows. We believe this approach is the most theoretically correct method of valuation since it explicitly considers the future benefits associated with owning the business. We estimated our five-year future free cash flow and then discounted these to a present value at a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. We also estimated the residual or terminal free cash flow at the end of the projection period and discounted this to a present value. We assigned a weighting of 60 percent to this methodology.

Based on this first step of the impairment analysis, we determined that the carrying value of the Company's reporting unit exceeded its fair value and therefore indicated a potential impairment. If this first step indicates a potential impairment, we next determine or estimate the implied fair value of the goodwill. That is, we estimated the fair value of the Company’s individual assets and liabilities and then compared these to the fair value determined above. The excess of the fair value of the Company over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill as of the measurement date.

The following provides a summary of the valuation methodology we used in determining the fair values of major tangible assets, intangible assets and liabilities. We believe these methodologies are consistent with industry practices:

Securities —valued in the same manner as presented in Note 22 to the Consolidated Financial Statements.

Loans —We divided loans into three major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) impaired loans. We estimated the fair value of impaired loans and loans that mature or re-price within three months at their carrying value. We used a discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount.

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

Core deposit intangibles—Core deposits are comprised of checking, savings and money market deposits. The value ascribed to the core deposit base is equal to the present value of the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base. The cost of maintaining the existing core deposit base includes both the interest cost associated with the deposit and net maintenance costs (i.e., FDIC insurance, opportunity cost of reserve requirements, less service charge income and other deposit related revenue). We assumed the cost of alternative funding to be equivalent to brokered CD rates for deposit equivalent durations as of the measurement date. The discount rate considered the relative risk of achieving the projected cash flows and the time value of money.

Based on the results of this second step of the impairment analysis, we concluded that the implied fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2010.

A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slow growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate non-cash charge, which could have a material adverse effect on our operating results and financial position; however, such non-cash charge would have no effect on our cash balances, liquidity or regulatory risk-based capital ratios.

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

For 2010, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $0.7 million. In addition, we recognized impairment of $41,000 on a $1.0 million community development-related equity investment.

For 2009, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. In addition, we recognized impairment of $392,000 on a $1.0 million community development-related equity investment.

Results of Operations—for the two years ended December 31, 2010

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

Our net interest income for 2010 was $44.7 million, down 1 percent from $45.1 million last year. The decrease in our net interest income principally reflects the decline in interest income derived from securities.

Our net interest margin (on a taxable equivalent basis) was 3.46% for 2010 compared with 3.53% for 2009. The decrease in our net interest margin was primarily due to lower yields on our securities and reflects the shift in the composition of our securities to lower yielding, shorter-term securities. The yield on interest-earning assets for 2010 was 4.59 percent, down 49 basis points from 5.08 percent for 2009. The reduction in the cost of our interest-bearing liabilities, which equaled 1.55 percent for 2010, down 47 basis points from 2.02 percent for 2009, partially offset the effects of lower yields on interest-earning assets.

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$931,271	$53,240	5.72%	$920,272	$52,439	5.70%	$785,371	$51,521	6.56%
Securities	300,162	5,914	2.00%	281,960	12,086	4.52%	221,623	11,684	5.44%
Federal funds sold and deposits with banks	63,042	196	0.31%	86,415	416	0.48%	2,774	30	1.08%
Total earning assets	1,294,475	59,350	4.59%	1,288,647	64,941	5.08%	1,009,768	63,235	6.26%
Non-earning assets	165,642			154,231			125,069
Total average assets	$1,460,117			$1,442,878			$1,134,837
Interest-bearing checking	$81,016	277	0.34%	$78,581	235	0.30%	$47,526	$215	0.45%
Savings and money market	367,371	3,611	0.98%	276,097	3,007	1.10%	204,351	3,627	1.77%
Certificates of deposit	334,914	4,085	1.22%	445,293	8,889	2.00%	316,334	9,555	3.02%
Total interest-bearing deposits	783,301	7,973	1.02%	799,971	12,131	1.52%	568,211	13,397	2.36%
Borrowings	133,995	4,945	3.69%	155,252	5,924	3.82%	194,424	7,301	3.76%
Junior subordinated debentures	26,779	1,736	6.48%	26,727	1,832	6.85%	26,675	1,755	6.58%
Total borrowed funds	160,774	6,681	4.14%	181,979	7,756	4.25%	221,099	9,056	4.10%
Total interest-bearing liabilities	944,075	14,654	1.55%	981,950	19,887	2.02%	789,310	22,453	2.84%
Noninterest checking	317,533			288,893			190,939
Other liabilities	9,543			11,711			15,901
Shareholders’ equity	188,966			160,324			138,687
Total liabilities and shareholders’ equity	$1,460,117			$1,442,878			$1,134,837
Net interest income		$44,696			$45,054			$40,782
Net interest margin (tax equivalent) (2)			3.46%			3.53%			4.08%

(1)
Yields and amounts earned on loans include loan fees of ($0.5) million, ($0.1) million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

(2)	Includes tax equivalent adjustments related to tax-exempt income on securities.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2010 vs 2009			2009 vs 2008
	Increase (Decrease) due to:		Net Increase (Decrease)	Increase (Decrease) due to:		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest Income:
Interest on loans (2)	$627	$174	$801	$8,850	$(7,932)	$918
Interest on securities	780	(6,952)	(6,172)	3,181	(2,779)	402
Interest on Federal funds sold and deposits with banks	(112)	(108)	(220)	905	(519)	386
Total interest income	1,295	(6,886)	(5,591)	12,936	(11,230)	1,706
Interest Expense:
Interest on deposits	(253)	(3,905)	(4,158)	5,464	(6,730)	(1,266)
Interest on borrowings	(811)	(168)	(979)	(1,471)	94	(1,377)
Interest on junior subordinated debentures	4	(100)	(96)	3	74	77
Total interest expense	(1,060)	(4,173)	(5,233)	3,996	(6,562)	(2,566)
Net interest income	$2,355	$(2,713)	$(358)	$8,940	$(4,668)	$4,272

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $8.3 million for the year ended December 31, 2010 compared with $16.6 million for the year ended December 31, 2009. The decrease in the provision for loan losses in 2010 compared to 2009 was the result of lower nonaccrual loans, past due loans and classified loans in 2010 as compared to 2009. We revised upward in the second quarter and fourth quarter of 2010 and in the first and fourth quarters of 2009, our estimated loss factors for the qualitative considerations used in the determination of the adequacy of our allowance for loan losses. We also revised upward in the fourth quarter of 2010 and 2009 our estimated loss factors for our quantitative considerations.  The change in our estimated loss factors for the 2010 periods was less than the change for the 2009 period; however, the changes resulted in a higher ratio of the allowance for loan losses to non-covered loans. At December 31, 2010, the ratio of the allowance for loan losses to non-covered loans was 1.80 percent compared with 1.76 percent at December 31, 2009.

Noninterest income

Noninterest income was $8.8 million for 2010 compared with $10.0 million for 2009.

Service charges on deposit accounts were $3.2 million for 2010, down 8 percent from $3.5 million for 2009. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

During 2010 we sold one loan for a gain of $8,000. In 2009, we did not sell any loans. Commissions received on brokered commercial and multifamily mortgages were $47,000 in 2010 compared with $70,000 in 2009.

For all of 2010 we sold $236.0 million of securities and net gains from the sale of these securities were $2.0 million. For all of 2009 we sold $244.1 million of securities and net gains from the sales of these securities were $6.5 million.

In 2010, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $0.7 million. In addition, we recognized an impairment loss of $41,000 on a $1.0 million community development-related equity investment. In 2009, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $1.1 million. In addition, we recognized an impairment loss of $392,000 on a $1.0 million community development-related equity investment.  We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be impairment losses in future periods.

In the 2010 second quarter we completed the foreclosure on a $21.0 million completed office construction project. This project consisted of 20 completed units ranging from approximately 1,650 square feet to 14,600 square feet in size.

We obtained a current appraisal, evaluated the estimated retail sales prices as well as the estimated costs to sell and determined the fair value of this project to be $21.7 million. Accordingly, in the 2010 second quarter, we recognized a market value gain of $0.7 million. Subsequent to foreclosure, we sold one unit of approximately 4,100 square feet resulting in net proceeds of approximately $1.0 million. In the 2010 fourth quarter, a $2.1 million valuation reserve was established on this property as the time to sell the units will more likely than not be longer than that estimated in the June 2010 appraisal.

  On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, located in Woodland Hills, California, from the FDIC. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2010	2009
	(in thousands)
Service charges on deposit accounts	$3,225	$3,516
Earnings on cash surrender value of life insurance	441	437
Loan sales and commissions	55	70
Net gain (loss) on sale of securities	2,014	6,469
Impairment losses on securities	(749)	(1,507)
Market gain on foreclosed assets	691	—
Gain on acquisition	2,312	—
Other income	807	1,049
Total noninterest income	$8,796	$10,034

Noninterest expense

Our noninterest expense for 2010 was $42.8 million down 9 percent from $46.9 million for 2009. The decrease in noninterest expense reflects workforce reductions effected in the 2009 and 2010 third quarters. Noninterest expense for 2010 included integration and conversion expenses related to the FDIC-assisted Western Commercial Bank transaction of approximately $430,000. Noninterest expense for 2009 included integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction of approximately $774,000.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2010	2009
	(in thousands)
Salaries and employee benefits	$19,014	$20,867
Premises and equipment	6,268	6,538
Data processing	2,564	2,403
Legal, audit, and other professional services	2,033	2,719
Printing, stationary, and supplies	258	757
Telephone	841	986
Directors’ fees	428	521
Advertising and marketing	918	1,380
Postage	212	245
Insurance and regulatory assessments	2,944	3,376
Loss on and expense of foreclosed property	2,954	1,563
Market value loss on loans held-for-sale	—	709
Amortization of intangible assets	1,666	1,626
Other expenses	2,705	3,166
Total noninterest expense	$42,805	$46,856

Salaries and benefits fell 9 percent to $19.0 million for 2010 from $20.9 million for 2009. The decline reflects the 2009 and 2010 third quarter workforce reductions of approximately 10 percent. In addition, stock-based compensation expense decreased by approximately $0.5 million in 2010 compared to 2009.

The FDIC charged all institutions a special insurance assessment in 2009. Our special assessment was $668,000. The insurance and regulatory assessments expense shown above for 2009 includes the FDIC special assessment. The FDIC also implemented a rule requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011, and 2012 on December 30, 2009. Our prepaid assessment was $9.4 million. Our regular FDIC insurance expense was $2.2 million for both 2010 and 2009. We do not anticipate any further special assessments or prepaid assessments; however, we cannot assure you that the FDIC will not increase assessment rates in future periods.

We determined in the second quarter of 2009 not to pursue the sale of $31.2 million of loans previously classified as held-for-sale and returned these performing, multifamily mortgage loans to our regular portfolio. We recognized a market loss of $709,000 in noninterest expense to reduce our carrying value to the lower of cost or market value.

The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $3.0 million for 2010 compared with $1.6 million for 2009. The increase was primarily due to the recognition of a $2.1 million loss in the fourth quarter of 2010 to reduce the carrying value of a $21.0 million office complex to its estimated fair value less estimated costs of disposal. It was determined that the time to sell the units would likely be longer than the estimated timeframe in the most current appraisal, thus, resulting in a further discounting of the expected cash flows. In the fourth quarter of 2009, we recognized a loss of $1.1 million to reduce the carrying value of one property to its then-appraised fair value less estimated costs of disposal.

Our efficiency ratio was 80 percent for 2010 compared with 91 percent for 2009. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in our efficiency ratio in 2010 reflects the decline in noninterest expense coupled with the benefit of the $2.3 million gain on the FDIC-assisted Western Commercial Bank transaction.

Income taxes

The income tax provision was $0.9 million for 2010 compared with a tax benefit of $3.8 million for 2009. The effective tax rate was 40.0 percent for 2010 compared with 44.6 percent for 2009.

The combined federal and state statutory rate for 2010 and 2009 was 42.05 percent. The effective tax rates for 2010 and 2009 approximated the combined federal and state statutory tax rate because the additions to and exclusions from taxable income were not material.

Financial Position — December 31, 2010 compared with December 31, 2009

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

Loans

Total loans increased 7 percent to $1.0 billion at December 31, 2010 from $939.2 million at December 31, 2009. Loan growth is primarily the result of $53.5 million of purchased home mortgage loans and the $55.0 million of loans acquired in the FDIC-assisted Western Commercial Bank transaction.

The following table presents our portfolio of loans:

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial mortgage	$425,680	$381,334	$302,016	$295,496	$141,741
Commercial loans and lines of credit	230,396	235,849	228,958	189,638	105,574
Multifamily mortgage	138,327	138,548	51,607	34,198	17,602
Home mortgage	110,122	51,036	45,202	46,193	8,206
Construction and land development	61,403	86,609	133,054	148,101	82,954
Home equity loans and lines of credit	29,963	40,122	22,568	22,519	2,493
Installment & credit card	5,724	5,748	5,016	10,034	7,148
Total loans	1,001,615	939,246	788,421	746,179	365,718
Allowance for loan losses	(17,033)	(16,505)	(8,048)	(7,828)	(4,740)
Loans, net	$984,582	$922,741	$780,373	$738,351	$360,978
Loans held-for-sale	$—	$—	$31,401	$11,454	$—

The loan categories above are derived from bank regulatory reporting standards for loans secured by real estate; however, a portion of the commercial and home mortgage loans above are loans that we consider to be commercial loans for which we have taken real estate collateral as additional support or from an abundance of caution. In these instances, we are not looking to the real property as its primary source of repayment, but rather as a secondary or tertiary source of repayment. The loan categories above also include covered loans described below.

Covered assets consist of loans and foreclosed property that we acquired in the FDIC-assisted Western Commercial Bank transaction on November 5, 2010 for which we entered into shared-loss agreements with the FDIC. Shared-loss agreements cover over 99 percent of the loans we acquired in the FDIC-assisted Western Commercial Bank transaction. We will share in the losses with the FDIC, which begin with the first dollar of loss incurred, on the loan pools (including home mortgage loans, commercial loans and foreclosed property) covered (“covered assets”)  under our shared-loss agreements. We refer to all other loans not covered under our shared-loss agreements as non-covered loans.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse us for 80 percent of eligible losses with respect to covered assets. We have a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered assets. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition date and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition date.

The following table sets forth the composition of the covered loan portfolio as of December 31, 2010.

(in thousands)	At December 31, 2010

Commercial mortgage	$26,046
Commercial loans and lines of credit	16,820
Construction and land development	6,143
Multifamily	2,688
Home mortgage	2,046
Home equity loans and lines of credit	135
Total covered loans	$53,878

  The FDIC shared-loss receivable represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. We accrete into non-interest income over the life of the FDIC shared-loss receivable the difference between the present value of undiscounted contractual cash flows on our covered assets and the amount we expect to collect from the FDIC. The FDIC shared-loss receivable was $16.7 million at December 31, 2010.

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of total loans at December 31, 2010, up from 41 percent at December 31, 2009. We had approximately 403 commercial mortgage loans with an average balance of $1,069,000. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial/warehouse, office, and retail. In addition, most of our commercial property lending is in Los Angeles, Orange and Ventura counties. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by county	At December 31, 2010	At December 31, 2009
	(in thousands)
Southern California
Los Angeles	$217,928	$195,306
Orange	29,786	30,954
Ventura	115,399	93,899
Riverside	20,458	21,148
San Bernardino	16,233	17,518
Santa Barbara	921	236
San Diego	15,859	15,555
Total Southern California	416,584	374,616
Northern California
Alameda	344	319
Contra Costa	383	408
Fresno	2,443	2,479
Imperial	352	369
Kern	920	1,037
Madera	536	550
Mono	193	—
Placer	613	625
Sacramento	348	358
San Mateo	2,401	—
Solano	272	278
Tulare	291	295
Total Northern California	9,096	6,718
Total commercial mortgage loans	$425,680	$381,334

The following table shows the distribution of our commercial mortgage loans by property type at December 31, 2010 and 2009.

Commercial mortgage loans by property type	At December 31, 2010	At December 31, 2009
	(in thousands)
Industrial/warehouse	$119,576	$90,379
Office	106,285	87,923
Retail	67,886	70,140
Hotel	24,429	13,955
Self storage	21,623	20,024
Medical	14,527	11,469
Mixed use	12,061	18,292
Restaurant	9,419	9,584
Assisted living	5,769	11,332
All other	44,105	48,236
Total commercial mortgage loans	$425,680	$381,334

We generally underwrote commercial mortgage loans with a maximum loan-to-value of 70 percent and a minimum debt-service-coverage ratio of 1.25. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 60 percent and the minimum debt-service-coverage ratio to 1.35. We believe these changes to our loan origination policies were prudent given the current economic environment. These criteria may become more stringent depending on the type of property. The weighted average loan-to-value ratio of our non-covered commercial mortgage portfolio was 59.4 percent and the weighted average debt-service-coverage ratio was 2.00 at December 31, 2010. At December 31, 2009, the weighted-average loan-to-value ratio was 57.6 percent and debt-service-coverage ratio was 1.57 for our commercial mortgage loan portfolio. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans. At December 31, 2010, commercial loans were 23 percent of total loans, down from 25 percent at December 31, 2009. We had approximately 940 commercial loans with an average balance of $252,000. Unused commitments on commercial loans were $134.9 million at December 31, 2010 compared with $88.8 million at December 31, 2009. This increase was due to the increase in number of loans in the portfolio and lower than historical line usage by our customers. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, information, manufacturing and trade comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At December 31, 2010, nine loans under these facilities had outstanding balances of $21.3 million. These loans consist of eight motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At December 31, 2010, we also have commitments of $17.5 million for two other motion picture and video production facilities with no outstanding balances. Below is a table of our loans by business sector.

Commercial loans by industry/sector	At December 31, 2010	At December 31, 2009
	(in thousands)
Real Estate	$59,327	$51,714
Services	58,648	61,629
Information	44,163	62,086
Trade	23,693	26,119
Manufacturing	22,939	16,141
Healthcare	17,119	12,566
Transportation and Warehouse	4,507	5,562
Other	—	32
Total commercial loans	$230,396	$235,849

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

Construction and land development loans were 6 percent of total loans at December 31, 2010 down from 9 percent at December 31, 2009. At December 31, 2010, we had approximately 34 projects with an average commitment of $2,186,000. Construction loans represent single-family, multi-family and commercial building projects. The decline in construction and land loans since the end of 2009 reflects principally the successful completion and sale of projects as well as the general reduction in new business activity. At December 31, 2010, 12 percent of these loans or $7.2 million represent single-family residential construction projects, 11 percent or $6.6 million were multi-family residential construction projects, and 14 percent, or $8.5 million were commercial projects. The remaining 63 percent or $39.1 million were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the appraised value. For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our non-covered construction and land portfolio was 61.7 percent at December 31, 2010 and 70.7 percent at December 31, 2009. At December 31, 2010, we have six construction loans for which we capitalize interest income. Capitalized interest income for the twelve months ended December 31, 2010 was $922,000 for these six loans. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economic trends for evidence of deterioration in real estate values. Below is a table of our construction and land loans by county.

	At December 31, 2010		At December 31, 2009
Construction/land loans by county	Commitment	Outstanding	Commitment	Outstanding
	(in thousands)
Los Angeles	$29,305	$23,296	$42,657	$35,272
Orange	15,019	14,239	7,157	6,894
Ventura	22,483	16,454	55,896	40,459
Riverside	3,984	3,906	4,054	3,984
San Luis Obispo	691	685	—	—
Santa Barbara	2,840	2,823	—	—
Total construction	$74,322	$61,403	$109,764	$86,609

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

Multifamily residential mortgage loans were 14 percent of total loans at December 31, 2010, down from 15 percent at December 31, 2009. We had approximately 167 multifamily loans with an average balance of $831,000. Apartments mostly located in our six-county market area serve as collateral for our multifamily loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value ratio was 60.3 percent and the weighted average debt-service-coverage ratio was 1.34 for our non-covered multifamily portfolio at December 31, 2010. A year ago, the weighted average loan-to-value ratio was 60.2 percent and the weighted average debt-service-coverage ratio was 1.29 percent. Below is a table of our multifamily mortgage loans by county.

Multi-family mortgage loans by county	At December 31, 2010	At December 31, 2009
	(in thousands)
Southern California
Los Angeles	$95,586	$93,433
Orange	15,948	17,236
Ventura	7,495	7,590
Riverside	502	—
San Bernardino	3,979	4,030
San Diego	4,999	5,065
Total Southern California	128,509	127,354
Northern California
Alameda	787	797
Calaveras	1,357	1,373
Fresno	245	251
Kern	2,609	2,679
Merced	664	671
Monterey	379	384
Mono	228	231
San Francisco	1,329	1,346
San Luis Obispo	—	499
Santa Barbara	1,875	1,131
Santa Clara	—	702
Santa Cruz	345	1,130
Total Northern California	9,818	11,194
Total multifamily mortgage loans	$138,327	$138,548

The table below illustrates the distribution of our loan portfolio by loan size at December 31, 2010. We distribute all loans by loan balance outstanding except construction and land loans, which we distribute by loan commitment. At year-end 2010, 35 percent of our loans were less than $1 million; 77 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	December 31, 2010
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,600,000
Commercial mortgage	10%	15%	30%	15%	21%	9%
Commercial loans and lines of credit	32%	13%	30%	11%	9%	5%
Construction and land development	2%	4%	33%	18%	26%	17%
Multifamily mortgage	14%	30%	41%	0%	15%	0%
Home mortgage	25%	27%	32%	3%	13%	0%
Home equity loans and lines of credit	46%	19%	6%	29%	0%	0%
Installment & credit card	87%	13%	0%	0%	0%	0%
Totals	18%	17%	31%	11%	16%	7%

The following table presents the scheduled maturities of fixed and variable rate loans.

	December 31, 2010
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loans
Commercial mortgage	$14,855	$94,751	$36,219	$145,825
Commercial loans and lines	27,779	45,553	582	73,914
Multifamily mortgage	586	4,284	13,508	18,378
Home mortgage	14,586	13,750	59,568	87,904
Construction and land	10,026	2,702	1,793	14,521
Home equity loans	872	166	5,843	6,881
Installment & credit card	1,120	1,828	618	3,566
Total fixed rate loan maturities	69,824	163,034	118,131	350,989
Variable rate loans
Commercial mortgage	34,139	73,632	172,084	279,855
Commercial loans and lines	94,524	48,991	12,967	156,482
Multifamily mortgage	795	7,634	111,520	119,949
Home mortgage	2,625	3,447	16,146	22,218
Construction and land	28,380	18,502	—	46,882
Home equity loans	6,910	5,281	10,891	23,082
Installment & credit card	1,349	533	276	2,158
Total adjustable rate loan maturities	168,722	158,020	323,884	650,626
Total maturities	$238,546	$321,054	$442,015	$1,001,615

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters.

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

Our year-end 2010 evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. More specifically, we revised upward, in the second and fourth quarters of 2010 and the first and fourth quarters of 2009, our estimated loss factors for our qualitative considerations. We also revised upward in the fourth quarter of 2010 and 2009 our estimated loss factors for our quantitative considerations. Our reasons are as follows.

We considered the trend in the level of our delinquencies, nonaccrual loans and loan charge-offs. Total past due loans and nonaccrual loans decreased to $39.5 million at December 31, 2010 from $54.8 million at December 31, 2009. Foreclosed property increased to $27.0 million at December 31, 2010 compared to $4.9 million at December 31, 2009. Net loan charge-offs decreased to $7.8 million, or 0.85% of average non-covered loans for the year ended December 31, 2010 compared to $8.2 million, or 0.89% of average loans for the year ended December 31, 2009.

We considered the prolonged marketing time and declining sales prices for our completed construction loan portfolio. Our construction and land loan portfolio was 6 percent of total loans at December 31, 2010 compared with 9 percent at December 31, 2009. While this loan portfolio declined principally from successful marketing and sales efforts, the continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers, especially our small business borrowers, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

As a result, we increased the allowance for loan losses to $17.0 million at December 31, 2010 from $16.5 million at December 31, 2009. The provision for loan losses was $8.3 million for the year ended December 31, 2010, compared with $16.6 million for the year ended December 31, 2009. The ratio of the allowance for loan losses to non-covered loans was 1.80 percent at December 31, 2010 compared with 1.76 percent at December 31, 2009.

Due to the current economic climate, we do not anticipate that delinquency trends, nonaccrual loan levels, and net loan charge-offs will return to our 2005 to 2008 historical experience. As such, we anticipate our provision for loan losses will change from quarter to quarter based on our determination of the adequacy of the allowance for loan losses at each period end.

We believe that our allowance for loan losses was adequate at December 31, 2010 and 2009. The determination of the allowance for loan losses, however, is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Beginning balance	$16,505	$8,048	$7,828	$4,740	$4,468
Balance acquired in purchase	—	—	—	3,554	—
Provision for loan losses	8,337	16,646	1,150	—	248
Loans charged-off	(8,535)	(8,580)	(1,075)	(567)	(55)
Transfer to undisbursed commitment	—	—	—	—	62
Recoveries on loans charged-off	726	391	145	101	17
Ending balance	$17,033	$16,505	$8,048	$7,828	$4,740
Allowance to non-covered loans	1.80%	1.76%	1.02%	1.05%	1.30%
Net loans charged-off to average non-covered loans	0.85%	0.89%	0.12%	0.07%	0.01%

The following table presents the net loan charge-offs (recoveries) by loan type for the periods indicated.

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
	(in thousands)
Construction	$382	$853
Home mortgage	447	1,210
Commercial loans & lines	5,256	4,537
Commercial mortgage	1,680	1,599
Consumer	44	(10)
Total	$7,809	$8,189

The following table illustrates the significant non-covered net loan charge-offs for the year ended December 31, 2010.

Description	Construction and Land	Home Mortgage	Commercial Loans	Commercial Mortgage	Installment	Total
$15.0 MM motion picture and video production loan	$—	$—	$3.3	$—	$—	$3.3
$1.7 MM multifamily loan	—	—	—	1.2	—	1.2
$7.4 MM business loan relationship	—	—	0.4	—	—	0.4
$1.3 MM office building loan	—	—	—	0.4	—	0.4
All other loan charge-offs and recoveries, net	0.4	0.4	1.6	0.1	—	2.5
Net loan charge-offs 2010	$0.4	$0.4	$5.3	$1.7	$—	$7.8
Average non-covered loan balance for the 2010 year	$65.9	$98.9	$207.2	$545.4	$5.9	$923.3
Net loan charge-offs to average non-covered loans	0.61%	0.40%	2.56%	0.31%	0.75%	0.85%

The following table illustrates the significant net loan charge-offs for the year ended December 31, 2009.

Description	Construction and Land	Home Mortgage	Commercial Loans	Commercial Mortgage	Installment	Total
$7.4 MM business loan relationship	$—	$—	$3.1	$0.5	$—	$3.6
$1.8 MM office building	—	—	—	0.5	—	0.5
Purchased home mortgage portfolio	—	1.2	—	—	—	1.2
$0.6 MM construction loan	0.6	—	—	—	—	0.6
$0.6 MM consumer loan	—	—	—	—	(0.2)	(0.2)
All other loan charge-offs and recoveries, net	0.3	—	1.4	0.6	0.2	2.5
Net loan charge-offs 2009	$0.9	$1.2	$4.5	$1.6	$—	$8.2
Average loan balance for the 2009 year	$105.0	$82.1	$223.3	$503.1	$6.8	$920.3
Net loan charge-offs to average loans	0.81%	1.47%	2.03%	0.32%	—	0.89%

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total loans:

	For the years ended December 31,
	2010		2009		2008		2007		2006
	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Loans
	(in thousands)
Commercial mortgage	$6,134	42%	$4,850	41%	$2,504	38%	$2,928	40%	$1,545	39%
Multifamily mortgage	2,273	14%	3,277	15%	421	7%	174	5%	265	5%
Commercial loans	4,934	23%	4,796	25%	2,463	29%	1,991	25%	1,384	29%
Construction loans	1,698	6%	2,460	9%	2,069	17%	1,836	20%	1,252	23%
Home equity loans	416	3%	453	4%	186	3%	75	3%	—	1%
Home mortgage	1,496	11%	605	5%	362	6%	471	6%	132	2%
Installment and credit card	82	1%	64	1%	43	—%	353	1%	162	1%
Total	$17,033	100%	$16,505	100%	$8,048	100%	$7,828	100%	$4,740	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents non-covered past due and nonaccrual loans. We had twelve non-covered restructured loans for $4.2 million at December 31, 2010; three restructured loans for $1.3 million were current at December 31, 2010, one restructured loan for $0.7 million is included in the $11.6 million accruing loans past due 30 to 89 days total shown below and eight restructured loans for $2.3 million are included in the $18.2 million nonaccrual loan total shown below. We had one $0.6 million restructured loan at December 31, 2009, which is included in the $40.0 million nonaccrual loan total shown below.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Accruing loans past due 30 to 89 days	$11,630	$14,592	$2,644	$4,746	$—
Accruing loans past due 90 days or more	$—	$200	$429	$2,848	$—
Nonaccrual loans	$18,241	$39,958	$8,475	$5,720	$—
Ratios:
Accruing loans past due 90 days or more to average loans	—	0.02%	0.05%	0.42%	—
Nonaccrual loans to average non-covered loans	1.99%	4.35%	1.08%	0.84%	—
Interest foregone on non-covered nonaccrual loans	$2,066	$2,134	$543	$339	$28

Accruing loans past due 30 to 89 days decreased to $11.6 million at December 31, 2010 from $14.6 million at December 31, 2009. This category of loans historically has had the most fluctuation from period to period. At December 31, 2010 we had one significant loan for $8.3 million that was past due 60 to 89 days. This loan is a construction loan representing a completed high-end residence in Beverly Hills, California. Subsequent to year-end, the borrower opened escrow to sell the residence at a price that would result in a full principal payoff to us.

Our largest nonaccrual loan was a revolving credit facility to purchase and develop a film library with a balance of $8.3 million at December 31, 2010. This amount is after charge-offs of $3.3 million. The charge-off represented the estimated excess of the loan advances over the value of the film library. We believe a default has occurred and we are no longer required to make advances. This loan is a participation in a credit facility also known as a shared national credit. We estimated at December 31, 2010 a specific loss allowance of $0.8 million for this loan.

Our next largest nonaccrual loan was a $1.5 million office building in Costa Mesa, California. This loan was over 90 days delinquent at December 31, 2010. Our most current appraisal indicates a loan-to-value ratio of 68 percent. We have no specific loss allowance for this loan at December 31, 2010.

Our third largest nonaccrual loan was a $1.2 million entertainment-related commercial loan. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. Our most current appraisal indicates a loan-to-value of 47 percent. We have no specific loss allowance for this loan at December 31, 2010.

Our fourth largest nonaccrual loan was a $1.1 million business loan to a borrower who abruptly discontinued business in the 2009 third quarter. This amount is after charge-offs of $3.5 million. Since the end of 2009, we have received proceeds of approximately $50,000 from the collection of accounts receivable. We estimated at December 31, 2010 a specific loss allowance of $0.5 million for this loan.

All other nonaccrual loans were individually under $1 million at December 31, 2010.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Twelve months ended December 31,
	2010		2009
	# of Loans	$ Amount	# of Loans	$ Amount
	(dollars in thousands)
Beginning balance	21	$39,958	7	$8,475
New loans added	44	27,650	27	44,575
Repurchase of SBA-guaranteed participation	—	317	—	136
Loans transferred to foreclosed property	(8)	(24,806)	(3)	(6,612)
Loans returned to accrual status	(9)	(4,380)	—	—
Payoffs on existing loans	(11)	(11,585)	(6)	(3,377)
Loans sold	(1)	(490)	—	—
Partial charge-offs on existing loans	—	(6,170)	—	(1,311)
Charge-offs on existing loans	(8)	(859)	(4)	(740)
Payments on existing loans	—	(1,394)	—	(1,188)
Ending balance	28	$18,241	21	$39,958

Covered nonaccrual loans at December 31, 2010, were $4.3 million and consists of eleven individual loans, all individually less than $1 million. We acquired these loans on November 5, 2010 as part of the FDIC-assisted Western Commercial Bank transaction and are covered under the shared-loss agreement with the FDIC.  We recorded these loans at their estimated fair value at the time of acquisition.

Non-covered foreclosed property at December 31, 2010 consists of a $18.7 million completed office complex project consisting of 19 buildings in Ventura County, a $4.9 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County know as Liberty Canyon, a $1.0 million industrial property in Santa Clara County and one office building and four single-family residences in Southern California which total $1.4 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2010		2009
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	1	$4,893	2	$327
New properties added	10	25,660	3	6,891
Valuation allowances on existing properties	—	(2,305)	(1)	(1,284)
Sales proceeds received	(3)	(2,237)	(3)	(1,041)
Ending balance	8	$26,011	1	$4,893

Covered foreclosed property at December 31, 2010 was $1.0 million and consists of a $0.8 million retail property and a $0.2 million retail property. We acquired these properties on November 5, 2010 as part of the FDIC-assisted Western Commercial Bank transaction and are covered under the shared-loss agreement with the FDIC. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition.

The allowance for losses on undisbursed commitments was $101,000 and $97,000 at December 31, 2010, and December 31, 2009, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan to be impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $26.0 million for the year ended December 31, 2010 and $34.1 million for the year ended December 31, 2009. Impaired loans were $17.2 million at December 31, 2010 and $40.0 million at December 31, 2009. Allowances for losses for individually impaired loans are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $17.2 million of impaired loans at December 31, 2010, $12.5 million had specific allowances of $2.0 million. Of the $40.0 million of impaired loans at December 31, 2009, $3.5 million had specific allowances of $2.7 million.

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

We enjoy a large base of core deposits (representing checking, savings and small balance non-brokered certificates of deposit). At December 31, 2010, core deposits were $892.7 million. At December 31, 2009, core deposits were $830.4 million. The increase is a result of the core deposits acquired in connection with the FDIC-assisted Western Commercial Bank transaction as well as deposit growth throughout our branch network. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at December 31, 2010 declined to $395.1 million from $437.8 million at December 31, 2009. The increase in core deposits allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2010 and 2009. We also have a $13.8 million secured borrowing facility with the Federal Reserve Bank of San Francisco, which had no balance outstanding at December 31, 2010 and 2009. In addition, we had approximately $137.3 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at December 31, 2010.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue equity and debt instruments. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and dividends on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by California state banks. A California state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At January 1, 2011, there were $6.9 million of dividends available for payment under the method described. During the years ended December 31, 2010 and 2009, we received no dividends from the Bank. The Company has $4.5 million in cash on deposit with the Bank at December 31, 2010.

In order to meet our deposit, borrowings and loan obligations when they come due, we maintain a portion of our funds in liquid assets. Liquid assets include cash balances at the Reserve Bank, interest-bearing deposits with other financial institutions, and federal funds sold to other financial institutions. We also manage liquidity risk with readily saleable debt securities and debt securities that serve as collateral for borrowings.

At December 31, 2010, we had non-interest earning cash balances at the Reserve Bank of $19.9 million compared with $21.3 million at December 31, 2009. Interest-bearing deposits with the Reserve Bank and other financial institutions increased to $62.5 million at December 31, 2010 from $19.7 million at December 31, 2009. The $42.8 million increase reflects the decrease in securities from sales, pay downs and maturities as well as slow loan demand. We believe that these sources of liquidity will be sufficient for the Company to meet its liquidity needs over the next twelve months. A number of factors may affect funds generated from these liquidity sources. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the factors that can negatively impact the amount of funds we could receive.

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

The following table presents securities, at amortized cost, by maturity distribution and weighted average yield (tax equivalent):

	For the year ended December 31, 2010
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. Treasury notes/bills	$48,092	$3,026	$—	$—	$51,118
U.S. government agency notes	16,001	43,425	—	—	59,426
U.S. government agency mortgage-backed securities	—	25,359	5,106	17,040	47,505
U.S. government agency collateralized mortgage obligations	—	60,802	29,318	—	90,120
Private label collateralized mortgage obligations	—	5,525	—	14,884	20,409
Municipal securities	1	90	1,253	1,815	3,159
Other domestic debt securities	—	2,500	—	4,744	7,244
Total	$64,094	$140,727	$35,677	$38,483	$278,981
Weighted average yield
U.S. Treasury notes/bills	0.35%	0.29%	—	—	0.34%
U.S. government agency notes	0.34%	0.84%	—	—	0.70%
U.S. government agency mortgage-backed securities	—	2.74%	3.41%	3.83%	3.20%
U.S. government agency collateralized mortgage obligations	—	2.10%	2.03%	—	2.08%
Private label collateralized mortgage obligations	—	6.12%	—	5.91%	5.96%
Municipal securities	7.40%	3.49%	3.57%	3.68%	3.63%
Other domestic debt securities	—	2.50%	—	5.82%	4.68%
Total	0.35%	1.95%	2.28%	4.91%	2.04%

Securities, at amortized cost, decreased by $80.6 million, or 22 percent, from $359.6 million at December 31, 2009 to $279.0 million at December 31, 2010 primarily from the amount of sales, maturities and pay downs being in excess of purchases during the year.

Net unrealized holding losses were $6.5 million at December 31, 2010 and $9.9 million at December 31, 2009. As a percentage of securities, at amortized cost, net unrealized holding losses were 2.35 percent and 2.77 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

We determined that, as of December 31, 2010, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was from movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.9 million at December 31, 2010. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2010. Fourteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2010.

Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of gross unrealized losses at December 31, 2010, relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2010, the current par value of these securities was $21.6 million and the amortized cost basis, net of other-than-temporary impairment charges, was $20.4 million. At year-end 2010, the fair value of these securities was $16.9 million, representing 6 percent of our securities portfolio. Gross unrealized losses for these private-label CMO’s were $3.5 million, or 17 percent of the amortized cost basis of these securities at December 31, 2010.

 The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three of our four private-label CMO’s, approximately 98 percent of amortized cost, had credit agency ratings of less than investment grade at December 31, 2010. We performed a discounted cash flow analysis for the these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment at year-end. Based upon this analysis, we determined that three private-label CMO’s were other-than-temporarily impaired as of December 31, 2010 (that is, securities for which we determined that it was more likely than not that the entire amortized cost basis would not be recovered), and we recognized a credit loss of $708,000 in the fourth quarter of 2010. We had previously recognized a $1,080,000 credit loss on two of these three securities in 2009. For the year ended December 31, 2010, impairment losses charged to earnings were $749,000. This includes a $41,000 impairment recognized on a $1.0 million community development-related equity investment. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of our private-label CMOs may decline further and we may experience further impairment losses. We cannot predict whether we will be required to record additional impairment charges on our securities in the future.

Deposits

The following tables present the balance of each deposit category at the periods indicated:

	December 31,
	2010	2009	2008
	Balance	Balance	Balance
		(in thousands)
Core deposits
Noninterest bearing checking	$331,648	$317,610	$189,011
Interest checking	88,638	82,806	22,577
Savings and money market accounts	388,289	339,750	198,606
Retail time deposits less than $100,000	84,133	90,279	93,636
Total core deposits	892,708	830,445	503,830
Noncore deposits
Retail time deposits of $100,000 or more	144,974	151,753	88,805
Wholesale time deposits	18,606	32,517	114,960
State of California time deposits	100,000	110,000	110,000
Total noncore deposits	263,580	294,270	313,765
Total core and noncore deposits	$1,156,288	$1,124,715	$817,595

Large balance certificates of deposits (that is, balances of $100,000 or more) were $263.4 million at December 31, 2010. Large balance certificates of deposits were $268.5 million at December 31, 2009. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $75.8 billion of investments of which approximately $3.9 billion represented time deposits placed at various financial institutions. At December 31, 2010, State of California time deposits placed with us, with original maturities of three months, were $100.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives. Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At December 31, 2010 we had no brokered deposits. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within the following 12 months.

 We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $7.0 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at December 31, 2010.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$131,710	50%	$156,720	58%	$149,810	69%
Over three months through six months	23,815	9%	31,165	12%	20,912	10%
Over six months through one year	44,002	17%	40,136	15%	25,807	12%
Over one year	63,890	24%	40,516	15%	18,984	9%
Total	$263,417	100%	$268,537	100%	$215,513	100%

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At December 31, 2010, we had $131.5 million of borrowings outstanding, of which $45.0 million was comprised of securities sold under agreements to repurchase and $86.5 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$86,500	3.11%	$98,500	3.82%
Maximum amount outstanding at any month-end during the period	$118,000	2.53%	$122,000	3.88%
Average amount outstanding during the period	$88,995	3.69%	$110,252	3.86%

The following table presents the maturities of FHLB advances at December 31, 2010.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Term advances	$13,000	2011	3.21%
Term advances	18,500	2012	4.03%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	7,500	2017	4.07%
	$86,500

The following table presents the maturities of securities sold under agreements to repurchase at December 31, 2010.

Amount	Maturity Year	Weighted Average Interest Rate
(in thousands)
$15,000	January 2011	3.64%
20,000	February 2013	3.60%
10,000	December 2014	3.72%
$45,000

Junior Subordinated Debentures

At December 31, 2010, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. The $10.3 million debentures due December 2035 have a variable rate of interest that resets quarterly – at March, June, September, December for each year - equal to the 3-month LIBOR rate plus 1.55%. At December 31, 2010, this rate was 1.85%. These debentures are redeemable, at par, at the Company’s option at any time. The $16.5 million debentures due March 2037 have a fixed rate of interest of 6.80% until March 2012 after which they have a variable rate of interest that resets quarterly equal to the 3-month LIBOR rate plus 1.60%. These debentures are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The weighted average interest rate paid for 2010 was 6.48 percent and 2009 was 6.85 percent. Our interest payments for 2010 were $1.7 million and for 2009 were $1.8 million.

In December 2009, we purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $10.3 million junior subordinated debentures. This interest rate cap became effective on December 15, 2010, has a rate cap of 4.00 percent and will expire on December 15, 2015. In September 2010, we purchased a $16.5 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $16.5 million junior subordinated debentures. This interest rate cap will become effective March 15, 2012, has a rate cap of 4.00 percent and will expire on March 15, 2017.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of December 31, 2010, we reserved 314,339 of common shares for the conversion of the preferred stock series A.

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

The Reserve Bank terminated the informal agreement in January 2011. The Company complied fully with the agreement and had received approval to pay all dividends on the Series B Preferred Stock and all payments on its trust preferred securities during the term of the agreement.

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

In March 2010, we consummated an underwritten public offering of common stock at a price of $2.50 per share. We sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for net proceeds of $38.9 million. We contributed $36.0 million to our bank subsidiary. We intend to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	> 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	> 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	> 4.00%
(to average assets)
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	> 8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	> 4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	> 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table)

of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since December 31, 2010 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	>	8.00%	$102,613	>	10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	>	4.00%	$61,568	>	6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	>	4.00%	$72,668	>	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	>	8.00%	$104,587	>	10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	>	4.00%	$62,752	>	6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	>	4.00%	$70,633	>	5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $199.9 million at December 31, 2010 compared with $162.8 million at December 31, 2009. Commercial and stand-by letters of credit were $1.6 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively. The known contractual obligations of the Company at December 31, 2010 are as follows:

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(in thousands)
FHLB term advances	$13,000	$18,500	$47,500	$7,500	$86,500
Securities sold under agreements to repurchase	15,000	20,000	10,000	—	45,000
Salary continuation benefits	—	—	—	583	583
Deferred compensation benefits	217	106	—	—	323
Severance benefits	265	177	—	—	442
Junior subordinated debentures	—	—	—	26,805	26,805
Operating lease obligations	2,640	4,824	3,063	5,088	15,615
Total	$31,122	$43,607	$60,563	$39,976	$175,268

We have entered into deferred compensation agreements with several of our key employees. We suspended participation and contributions to these agreements in 2007. In June 2009, we terminated the plan and we distributed employee account balances as of June 2010 to the participants who elected a lump sum payment in June 2010.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.19% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.75% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 1.70% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	0.19%	0.42%	1.65%
+100 bps	-0.75%	-0.29%	3.03%
+200 bps	-1.70%	-3.66%	0.08%
+400 bps	-1.68%	-1.45%	3.09%

               All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2010 and 2009. At December 31, 2010, approximately 35 percent of our loans had a fixed rate of interest and approximately 65 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 38 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 20 percent of our variable interest rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 42 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 3 or 5 years, then adjusts periodically with a specified index rate. In addition, approximately 81 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 52 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 81 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of First California Financial Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    MOSS ADAMS LLP
Los Angeles, CA
March 29, 2011

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
Cash and due from banks	$25,487	$26,757
Interest bearing deposits with other banks	62,516	19,737
Securities available-for-sale, at fair value	272,439	349,645
Loans, net	984,582	922,741
Premises and equipment, net	19,710	20,286
Foreclosed property	26,988	4,893
Goodwill	60,720	60,720
Other intangibles, net	9,915	11,581
FDIC shared-loss asset	16,725	—
Deferred tax assets, net	4,563	6,046
Cash surrender value of life insurance	12,232	11,791
Accrued interest receivable and other assets	25,457	25,624
Total assets	$1,521,334	$1,459,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest checking	$331,648	$317,610
Interest checking	88,638	82,806
Savings and money market	388,289	339,750
Certificates of deposit, under $100,000	84,296	116,012
Certificates of deposit, $100,000 and over	263,417	268,537
Total deposits	1,156,288	1,124,715
Securities sold under agreements to repurchase	45,000	45,000
Federal Home Loan Bank advances	86,500	98,500
Junior subordinated debentures	26,805	26,753
Accrued interest payable and other liabilities	8,700	7,627
Total liabilities	1,323,293	1,302,595

Commitments and Contingencies (Note 20)
Perpetual preferred stock – authorized 2,500,000 shares
Series A—$0.01 par value, 1,000 shares issued and outstanding as of December 31, 2010 and 2009	1,000	1,000
Series B—$0.01 par value, 25,000 shares issued and outstanding as of December 31, 2010 and 2009	23,627	23,170
Common stock, $0.01 par value; authorized 100,000,000 shares at December 31, 2010 and 25,000,000 shares at December 31, 2009; 28,517,161 shares issued at December 31, 2010 and 11,969,294 at December 31, 2009; 28,170,760 and 11,622,893 shares outstanding as of December 31, 2010 and 2009	282	118
Additional paid-in capital	175,102	136,635
Treasury stock, 346,401shares at cost at December 31, 2010 and 2009	(3,061)	(3,061)
Retained earnings	4,827	5,309
Accumulated other comprehensive loss	(3,736)	(5,945)
Total shareholders’ equity	198,041	157,226
Total liabilities and shareholders’ equity	$1,521,334	$1,459,821

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$53,240	$52,439
Interest on securities	5,914	12,086
Interest on federal funds sold and interest bearing deposits	196	416
Total interest income	59,350	64,941
Interest expense:
Interest on deposits	7,973	12,131
Interest on borrowings	4,945	5,924
Interest on junior subordinated debt	1,736	1,832
Total interest expense	14,654	19,887
Net interest income before provision for loan losses	44,696	45,054
Provision for loan losses	8,337	16,646
Net interest income after provision for loan losses	36,359	28,408
Noninterest income:
Service charges on deposit accounts	3,225	3,516
Earnings on cash surrender value of life insurance	441	437
Loan sales and commissions	55	70
Net gain (loss) on sale of securities	2,014	6,469
Impairment losses on securities	(749)	(1,507)
Market gain on foreclosed assets	691	—
Gain on acquisition	2,312	—
Other income	807	1,049
Total noninterest income	8,796	10,034
Noninterest expense:
Salaries and employee benefits	19,014	20,867
Premises and equipment	6,268	6,538
Data processing	2,564	2,403
Legal, audit, and other professional services	2,033	2,719
Printing, stationary, and supplies	258	757
Telephone	841	986
Directors’ fees	428	521
Advertising and marketing	918	1,380
Postage	212	245
Insurance and regulatory assessments	2,944	3,376
Loss on and expense of foreclosed property	2,954	1,563
Market value loss on loans held-for-sale	—	709
Amortization of intangible assets	1,666	1,626
Other expenses	2,705	3,166
Total noninterest expense	42,805	46,856
Income (loss) before provision for income taxes	2,350	(8,414)
Provision (benefit) for income taxes	940	(3,753)
Net income (loss)	$1,410	$(4,661)

Earnings (loss) per common share:
Basic	$0.01	$(0.50)
Diluted	$0.01	$(0.50)

See accompanying notes to consolidated financial statements.

 FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2010	2009
	(in thousands)

Comprehensive income (loss)
Unrealized gain on securities available-for-sale	$5,420	$10,505
Unrealized gain on interest rate caps	81	12
Reclassification adjustments for gains included in net income (loss)	(2,014)	(6,469)
Other comprehensive income, before taxes	3,487	4,048
Income tax expense related to items of other comprehensive income	(1,278)	(973)
Other comprehensive income, net of tax	2,209	3,075
Net income (loss)	1,410	(4,661)
Total comprehensive income (loss)	$3,619	$(1,586)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock Series A		Preferred Stock Series B		Common Stock, $.01 par value		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2008	1,000	$1,000	25,000	$22,713	11,462,964	$118	$135,603	344,660	$(3,050)	$11,559	$(9,020)	$158,923
Stock options exercised					3,125		14					14
Issuance of restricted stock					169,075							—
Forfeiture of restricted stock					(10,530)							—
Dividends on preferred stock Series B										(1,132)		(1,132)
Amortization of preferred stock Series B discount				457						(457)		—
Stock-based compensation cost							1,018					1,018
Forfeiture of restricted stock in lieu of taxes					(1,741)			1,741	(11)			(11)
Comprehensive income:
Unrealized holding gain during the period, net											3,075	3,075
Net (loss)										(4,661)		(4,661)
Balance at December 31, 2009	1,000	$1,000	25,000	$23,170	11,622,893	$118	$136,635	346,401	$(3,061)	$5,309	$(5,945)	$157,226
Issuance of common stock					16,560,000	166	37,925					38,091
Forfeiture of restricted stock					(12,133)	(2)				2		—
Dividends on preferred stock Series B										(1,250)		(1,250)
Amortization of preferred stock Series B discount				457						(457)		—
Stock-based compensation cost							542					542
Adjustment for derivatives										(187)	187	—
Comprehensive income:
Unrealized holding gain during the period, net											2,022	2,022
Net income										1,410		1,410
Balance at December 31, 2010	1,000	$1,000	25,000	$23,627	28,170,760	$282	$175,102	346,401	$(3,061)	$4,827	$(3,736)	$198,041

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Net income (loss)	$1,410	$(4,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,337	16,646
Stock-based compensation costs	542	1,018
Gain on sale of securities and loans	(2,014)	(6,469)
Gain on acquisition	(2,312)	—
Loss (gain) on sale and valuation adjustments of foreclosed property	1,380	1,205
Market value loss on loans held-for-sale	—	709
Impairment loss on securities	749	1,507
Amortization of net premiums on securities available-for-sale	3,711	1,313
Depreciation and amortization of premises and equipment	1,927	1,822
Amortization of core deposit and trade name intangibles	1,666	1,626
Loss on disposal of premises and equipment	49	78
Proceeds from sale of, and payments received from, loans held-for-sale	—	181
Increase in cash surrender value of life insurance	(441)	(437)
(Increase) decrease in deferred tax assets, net of effects from acquisitions	975	(5,171)
(Increase) decrease in accrued interest receivable and other assets, net of effects from acquisitions	1,367	(3,746)
(Decrease) increase in accrued interest payable and other liabilities, net of effects from acquisitions	59	(599)
Net cash provided by operating activities	17,405	5,022
Purchases of securities available-for-sale, net of effects from acquisitions	(308,107)	(363,486)
Proceeds from repayments and maturities of securities available-for-sale	149,941	63,590
Proceeds from sales of securities available-for-sale	237,965	250,613
Proceeds from redemption of Federal Home Loan Bank stock	954	—
Purchases of Federal Home Loan Bank and other restricted stock	(49)	(119)
Net change in interest bearing deposits with other banks	(654)	(4,027)
Net change in federal funds sold, net of effects from acquisitions	(18,744)	132,795
Loan originations and principal collections, net of effects from acquisitions	(40,915)	(34,226)
Purchases of premises and equipment, net of effects from acquisitions	(1,424)	(1,097)
Proceeds from sale of foreclosed property	3,000	1,041
Net cash acquired (paid) in acquisitions	8,194	(48,790)
Net cash provided by (used in) investing activities	30,161	(3,706)
Net increase (decrease) in noninterest-bearing deposits, net of effects from acquisitions	(9,389)	34,352
Net increase (decrease) in interest-bearing deposits, net of effects from acquisitions	(64,340)	1,954
Net decrease in FHLB advances and other borrowings	(11,948)	(23,448)
Dividends paid on preferred stock	(1,250)	(1,132)
Proceeds from exercise of stock options	—	14
Purchases of treasury stock	—	(11)
Issuance of common stock	38,091	—
Net cash (used in) provided by financing activities	(48,836)	11,729
Change in cash and due from banks	(1,270)	13,045
Cash and due from banks, beginning of period	26,757	13,712
Cash and due from banks, end of period	$25,487	$26,757
Supplemental cash flow information:
Cash paid for interest	$14,434	$19,728
Cash paid for income taxes	1,000	950
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$2,162	$3,068
Loans transferred to other real estate owned	25,660	6,891
Net change in fair value of cash flow hedges, net of tax	47	7
Transfer of loans held-for-sale to loans	—	31,221

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

On November 5, 2010, the Bank acquired certain assets and assumed certain liabilities of Western Commercial Bank, or WCB, from the FDIC in an FDIC-assisted transaction. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. These acquired assets represent approximately 7 percent of consolidated total assets at December 31, 2010. The Bank assumed approximately $105 million of deposits related to the transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the November 5, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. The Bank continues to operate the one former WCB branch location as part of the Bank’s 18 branch locations.

On December 30, 2010, the Bank entered into a definitive purchase agreement to acquire the Electronic Banking Solutions (EBS) division of Palm Desert National Bank for $5.5 million. As part of the purchase, the Bank will acquire Palm Desert National Bank’s EBS product and service offering and related back-office operations, as well as the customer base that currently produces approximately $3 million in annual revenues from EBS products and services. The Bank will also assume approximately $90 million of core deposits related to the EBS division at the close of the transaction. The transaction is expected to close at the beginning of the second quarter of 2011.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino counties through traditional business and consumer banking to construction finance, SBA lending, entertainment finance and commercial real estate lending via 18 full-service branch locations.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, the Bank, Wendy Road Office Development, LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the year ended December 31, 2010 include the effects of the FDIC-assisted Western Commercial Bank transaction from the date of the transaction. All material intercompany transactions have been eliminated in consolidation.

Reclassifications—Certain reclassifications have been made to the 2009 consolidated financial statements to conform to current year presentation.

Management’s estimates and assumptions—The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the assessments of impairment related to goodwill and investment securities, the carrying amount of foreclosed assets and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2010 and 2009, the Company had met all reserve requirements. At December 31, 2010, the Company did not have any cash deposits at other financial institutions in excess of FDIC insured limits.

Securities— Securities are classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) need for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of taxes, on securities available-for-sale are reported as accumulated other comprehensive income (loss) and carried as a component of comprehensive income or loss within shareholders’ equity until realized. Fair values for securities are based on quoted market prices. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Premiums and discounts on available-for-sale securities are recognized in interest income using the effective interest method over the period to maturity.

The fair values of investment securities are evaluated according to Financial Accounting Standards Board, or FASB, accounting standards codification guidance. Declines in the fair value of individual securities available-for-sale below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The portion of the write-down related to credit is included in earnings as realized losses. The portion of the write-down related to other factors is included in other comprehensive income in stockholders’ equity. At each financial statement date, management assesses each investment to determine if investments are temporarily impaired or if the impairment is other-than- temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

Goodwill and other intangible assets—The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of trade name and core deposit intangibles. Trade name intangible, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

 FDIC shared-loss asset—In conjunction with the FDIC-assisted Western Commercial Bank transaction, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered foreclosed property. The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC shared-loss asset. The FDIC shared-loss asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. Any increases in cash flow of the covered assets over those expected will reduce the FDIC shared-loss asset and any decreases in cash flow of the covered assets versus those expected will increase the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to noninterest income.

Foreclosed property—Foreclosed property, acquired through foreclosure, deeds in lieu of foreclosure or repossession, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense in the statements of operations. The Company possessed foreclosed property of $27.0 million and $4.9 million at December 31, 2010 and 2009, respectively.

Securities sold under agreements to repurchase—The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company has provided collateral related to these agreements and may have to provide additional collateral to the counterparty, as necessary, if the fair value of the collateral fluctuates below required levels.

Federal Home Loan Bank stock and other non-marketable securities—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank of San Francisco, or the FHLB, stock and is carried at cost because it can only be redeemed at par value. The Company’s investment in FHLB stock was $7.9 million and $8.4 million at December 31, 2010 and 2009, respectively, and is included in accrued interest receivable and other assets in the consolidated balance sheets.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank-related purposes. These stock investments were $1.6 million at December 31, 2010 and $1.1 million at December 31, 2009 and are carried at cost which reasonably approximates its fair value. The Company reviews investments accounted for under the cost method at least quarterly for possible impairment. This review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, and trends in the investment’s business and cash flows. The Company would reduce the investment value when the declines in value are considered to be permanent. The Company would recognize the estimated loss as an impairment loss on investment securities, a component of noninterest income. The Company recognized an impairment loss of $41,000 on one of these CRA-related cost basis investments in 2010 and $0.4 million in 2009.

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

Income taxes—Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. An estimate of probable income tax benefits that will not be realized in future years is required in determining the necessity for a valuation allowance for deferred tax assets. There was no valuation allowance at December 31, 2010 or December 31, 2009.

 This FASB accounting standards codification guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2010 and December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized $0 and $45,000 of interest and penalties in income tax expense, respectively. The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2007 and 2006, respectively.

Derivative instruments and hedging—The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $48,000 and $261,000 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 2—RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE

Accounting for Consolidation of Variable Interest Entities. The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2009-17, or ASU 2009-17, to codify Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or FAS 167, which amended Financial Accounting Standards Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 was effective January 1, 2010 and did not have a significant impact on the Company’s results of operations, financial condition, or cash flows.

Accounting for Transfers of Financial Assets. The FASB issued ASU 2009-16 to codify FAS 166, “Accounting for Transfers of Financial Assets – an amendment to Statement No. 140,” which amended FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to the transferred financial assets. The standard eliminates the concept of “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 was effective January 1, 2010 and did not have a significant impact on the Company’s results of operations, financial condition, or cash flows.

Disclosures About Fair Value Measurements. The FASB issued ASU 2010-06 which amends Accounting Standards Codification, or ASC, 820, “Fair Value Measurements,” to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s results of operations, financial condition, or cash flows.

Subsequent Events. On February 24, 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which amends FASB ASC 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 added a definition to the term “SEC filer” and requires SEC filers and certain other entities to evaluate subsequent events through the date the financial statements are issued. It also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. This guidance was effective on January 1, 2010.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which expanded the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU 2010-20 is effective for the Company as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period. Disclosures related to activity during the reporting period of the Company will be required on or after January 1, 2011.  Disclosures required under this ASU as of December 31, 2010 are included in Note 5.

Goodwill Impairment Testing. On December 17, 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 530): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” a consensus of the FASB Emerging Issues Task Force. ASU 2010-28 will modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform a Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and the entity will no longer be able to assert that a reporting unit is not required to perform a Step 2 because the carrying amount of the reporting unit is zero or negative. The amendment was effective for the Company January 1, 2011 and is not expected to have a significant impact on the Company’s results of operations, financial condition, or cash flows.

Disclosures about Troubled Debt Restructurings. On January 20, 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 20,” which temporarily defers the effective date in ASU 2010-20 for disclosures about troubled debt restructurings by creditors to coincide with the effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring.

NOTE 3—ACQUISITION

On November 5, 2010, or the Transaction Date, the Bank acquired certain assets and assumed certain liabilities of Western Commercial Bank, or WCB, from the FDIC, acting in its capacity as receiver of WCB. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. These acquired assets represent approximately 7 percent of consolidated total assets at December 31, 2010. The Bank assumed approximately $105 million of deposits related to the transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the Transaction Date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the Transaction Date. The Bank continues to operate the one former WCB branch location as part of the Bank’s 18 branch locations. The Bank desired this transaction to increase its penetration and market share in its existing markets.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the twelve months ended December 31, 2010 include the effects of the WCB acquisition from the Transaction Date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Transaction Date.

(Dollars in thousands)
Assets Acquired:
Cash and federal funds sold	$31,575
Securities	1,804
Loans	55,489
FDIC shared-loss receivable	16,725
Other assets	3,035
Total assets acquired	108,628
Liabilities Assumed:
Deposits	105,302
Other liabilities	1,939
Total liabilities assumed	107,241
Net assets acquired/after-tax gain	$1,387

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $2.4 million. The book value of assets transferred to the Bank was $111.1 million. The pre-tax gain of $2.3 million or the after-tax gain of $1.4 million recognized by the Company is considered a bargain purchase transaction under ASC 805 “Business Combinations” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company’s Consolidated Statements of Operations.

In February 2011, the Bank exercised its option to purchase at fair value approximately $39,000 of furniture, fixtures and equipment related to the one WCB branch location from the FDIC. The Bank also negotiated and executed a new lease approximating current market rent for the one branch location. Other immaterial settlements are still pending with the FDIC, and once settled, may result in adjustments to the above amounts, including the bargain purchase gain for a period up to twelve months.

    On January 23, 2009, we acquired certain assets and assumed the insured, non-brokered deposits of 1st Centennial Bank from the FDIC in an FDIC-assisted acquisition, which we refer to as the FDIC-assisted 1st Centennial Bank transaction.  1st Centennial Bank was a state chartered bank headquartered in Redlands, California that operated six banches.  The Bank continues to operate the former 1st Centennial Bank's six branch locations as part of the Bank's eighteen branch locations.  We desired this transaction to enter into new markets and to assume a diversified deposit portfolio with a large percentage of stable core deposits.

    The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities,both tangible and intangible, were recorded at their estimated fair value as of the January 23, 2009 acquisition date.  The application of the acquisition method of accounting resulted in goodwill of $10.6 million.

NOTE 4 — SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2010 and 2009, are summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$51,118	$44	$(8)	$51,154
U.S. government agency notes	59,426	13	(522)	58,917
U.S. government agency mortgage-backed securities	47,505	348	(528)	47,325
U.S. government agency collateralized mortgage obligations	90,120	130	(370)	89,880
Private label collateralized mortgage obligations	20,409	—	(3,515)	16,894
Municipal securities	3,159	—	(157)	3,002
Other domestic debt securities	7,244	—	(1,977)	5,267
Securities available-for-sale	$278,981	$535	$(7,077)	$272,439

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$142,617	$114	$(71)	$142,660
U.S. government agency notes	77,097	170	(102)	77,165
U.S. government agency mortgage-backed securities	47,034	280	(467)	46,847
U.S. government agency collateralized mortgage obligations	47,028	68	(156)	46,940
Private label collateralized mortgage obligations	32,984	17	(7,456)	25,545
Municipal securities	7,985	98	(55)	8,028
Other domestic debt securities	4,848	—	(2,388)	2,460
Securities available-for-sale	$359,593	$747	$(10,695)	$349,645

At December 31, 2010, and 2009, there were no trading securities or securities held-to-maturity.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009. This table excludes the three securities with other-than-temporary impairments at December 31, 2010 and 2009. In the opinion of management, these securities are not considered other than temporarily impaired due to the fluctuation in market interest rates since purchase and temporary disruption in the credit markets as well as the Company’s intent and ability to hold them until fair values recover.

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	57,069	(370)	—	—	57,069	(370)
Private-label collateralized mortgage obligations	—	—	424	(21)	424	(21)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)
	$157,730	$(1,613)	$5,168	$(1,970)	$162,898	$(3,583)

	At December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$55,962	$(71)	$—	$—	$55,962	$(71)
U.S. government agency notes	17,613	(102)	—	—	17,613	(102)
U.S. government agency mortgage-backed securities	38,349	(467)	—	—	38,349	(467)
U.S. government agency collateralized mortgage obligations	19,113	(156)	—	—	19,113	(156)
Private-label collateralized mortgage obligations	—	—	17,424	(4,147)	17,424	(4,147)
Municipal securities	4,399	(53)	172	(2)	4,571	(55)
Other domestic debt securities	—	—	4,848	(2,388)	4,848	(2,388)
	$135,436	$(849)	$22,444	$(6,537)	$157,880	$(7,386)

At December 31, 2010, there were five securities that have been in a continuous unrealized loss position for 12 months or more and fifty securities that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2009, there were nine securities that have been in a continuous unrealized loss position for 12 months or more and forty-seven securities that have been in a continuous unrealized loss position for less than 12 months.

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

The Company has determined that, as of December 31, 2010, all of the gross unrealized losses on its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities, U.S. government collateralized mortgage obligations and municipal securities are temporary because the gross unrealized losses were caused mainly by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; except for three municipal securities, these securities were all with credit agency ratings of at least A at December 31, 2010. The unrealized gain on the three municipal securities with credit agency ratings of less than A at December 31, 2010 is $13. For its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government collateralized mortgage obligations the Company expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses based upon current expectations. As a result, the Company expects to recover the entire amortized cost basis of these securities.

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.9 million at December 31, 2010. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security triple-C-. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2010. Fourteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2010. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The majority of gross unrealized losses at December 31, 2010, relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2010, the the current par value of these securities was $21.6 million and the amortized cost basis, net of other-than-temporary impairmnt charges, was $20.4 million.  At year-end 2010, the fair value of these securities was $16.9 million, representing 6 percent of our securities portfolio. Gross unrealized losses for these private-label CMOs were $3.5 million, or 17 percent of the amortized cost basis of these securities at December 31, 2010.

The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three private-label CMO’s had credit agency ratings of less than investment grade at December 31, 2010. To assess whether it expects to recover the entire amortized cost basis of its private-label CMO’s, the Company performed a cash flow analysis for the three securities with an amortized cost basis greater than $1 million and rated less than investment grade at December 31, 2010. In performing the cash flow analysis for each security, the Company utilized a third-party model which considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, which estimates future cash flows based upon the estimated prepayments, default rates and loss severities input by the Company. The Company estimated the prepayments, default rates and loss severities of each individual security based upon the 3-month historical collateral performance of each security. This model then allocated the projected loan level cash flows and losses to the various security classes in each security structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a structure is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results from this model can vary significantly with changes in assumptions and expectations.

Based upon this analysis, three private-label CMO’s were determined to be other-than-temporarily impaired as of December 31, 2010 (that is, securities for which the Company determined that it was more likely than not that the entire amortized cost basis would not be recovered), and a credit loss of $708,000 was recognized in earnings in the fourth quarter of 2010. The Company had previously recognized a $1,080,000 OTTI credit loss on two of these three securities in 2009. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of the Company’s mortgage-related securities may decline further and the Company may experience OTTI of additional securities in future periods, as well as further impairment of securities that were identified as other-than-temporarily impaired at December 31, 2010. The Company cannot predict whether it will be required to record additional OTTI charges on its securities in the future.

The Company has committed to contribute capital of $1.0 million to participate in a community development-related investment fund whose purpose is to develop and revitalize economically depressed areas. As of December 31, 2010 and 2009 the Company had contributed capital of $855,000 and $803,000, respectively. During 2010 and 2009, the fund recognized impairment losses on certain investments within the fund and the Company recognized its proportionate share of those impairment losses of $41,000 and $392,000 in 2010 and 2009, respectively. The Company will continue to monitor the investment values within the fund at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$1,507	$—
Addition of other-than-temporary impairment that was not previously recognized	120	1,507
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	664	—
Reduction for securities sold during the period	(35)	—
Ending balance	$2,256	$1,507

Proceeds from the sale of securities and realized gains for the year ended December 31, 2010 amounted to $238.0 million and $2.0 million, respectively. Proceeds from sale of securities and realized gains for the year ended December 31, 2009 amounted to $251.1 million and $6.5 million, respectively.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

	At December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$64,094	$64,135
Due after one year through five years	140,727	138,726
Due after five years through ten years	35,677	35,418
Due after ten years	38,483	34,160
	$278,981	$272,439

As of December 31, 2010, securities with an estimated fair value of $65.4 million were pledged to secure public and other deposits, as required by law, FHLB advances, repurchase agreements, and the Federal Reserve Bank’s discount window.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The loans acquired in the Western Commercial Bank acquisition on November 5, 2010 for which we entered into shared-loss agreements with the FDIC are referred to as covered loans. All other loans in our portfolio not acquired from Western Commercial Bank are referred to in this document as non-covered loans. The entire covered and non-covered loan portfolio consists of the following:

	At December 31,
	2010	2009
	(in thousands)
Commercial mortgage	$425,680	$381,334
Commercial loans and lines of credit	230,396	235,849
Multifamily mortgage	138,327	138,548
Home mortgage	110,122	51,036
Construction and land loans	61,403	86,609
Home equity loans and lines of credit	29,963	40,122
Installment and credit card	5,724	5,748
Total loans	1,001,615	939,246
Allowance for loan losses	(17,033)	(16,505)
Loans, net	$984,582	$922,741

As of December 31, 2010, loans with a carrying value of $578.0 million were pledged to secure FHLB advances. Loan balances include net deferred loan costs of $404,000 at December 31, 2010, and net deferred loan fees of $1,486,000 as of December 31, 2009.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange, Ventura, Riverside, San Bernardino and San Diego Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, the economic conditions, particularly the recent decline in real estate values in Southern California could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Covered assets consist of loans receivable and foreclosed property that we acquired in the FDIC-assisted WCB acquisition on November 5, 2010 for which we entered into shared-loss agreements with the FDIC. Shared-loss agreements cover over 99 percent of the loans we acquired in the WCB acquisition. We will share in the losses with the FDIC, which begin with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans and foreclosed property) covered (“covered assets”)  under our shared-loss agreements. We refer to all other loans not covered under our shared-loss agreements as non-covered loans.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse us for 80 percent of eligible losses with respect to covered assets. We have a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered assets. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition date and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition date.

The following table sets forth the composition of the covered loan portfolio as of December 31, 2010.

Covered loans by property type (in thousands)	At December 31, 2010
Commercial mortgage	$26,046
Commercial loans and lines of credit	16,820
Construction and land development	6,143
Multifamily	2,688
Home mortgage	2,046
Home equity loans and lines of credit	135
Total covered loans	$53,878

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value of undiscounted contractual cash flows and the amount we expect to collect from the FDIC. The FDIC shared-loss asset was $16.7 million at December 31, 2010.

Forty-five days following the tenth anniversary of the WCB acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on a specific threshold of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is the present value of 50 percent of the excess, if any, of (i) 20 percent of the Intrinsic Loss Estimate and (ii) the sum of (A) twenty-five percent of the asset discount plus (B) twenty-five percent of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold are not reached. As of December 31, 2010, the Company’s estimate for this liability is $1.0 million.

We evaluated the acquired covered loans and have elected to account for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. In accordance with ASC 310-30 and in estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments, or undiscounted contractual cash flows, and (b) estimated the amount and timing of undiscounted expected principal and interest payments, or undiscounted expected cash flows. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represented an estimate of the undiscounted loss exposure in the WCB loan portfolio at the acquisition date.  Of the $55.5 million of loans acquired in the FDIC-assisted WCB acquisition, $33.5 million were considered to have deteriorated credit quality at acquisition.

On the acquisition date, the amount by which the undiscounted expected cash flows exceeded the estimated fair value of the acquired loans is the accretable yield. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the carrying value of the pool and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the carrying value of the pool and are recognized by recording a provision for loan losses and establishing an allowance for loan losses. As the accretable yield changes due to cash flow expectations, the offset is a change to the nonaccretable difference.

The acquired covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring practices. The covered loans have the same credit quality indicators, such as risk grade and classification, as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase of the FDIC shared-loss asset.

As of December 31, 2010, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality has not changed from the acquisition date.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest and are also considered impaired loans. There were thirty-nine nonaccrual loans totaling $22.6 million at December 31, 2010. There were twenty-one nonaccrual loans totaling $40.0 million as of December 31, 2009. The allowance for loan losses maintained for nonaccrual loans was $2.0 million and $2.5 million at December 31, 2010 and 2009, respectively.  Had these loans performed according to their original terms, additional interest income of $2.1 million would have been recognized in both 2010 and 2009.

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$16,505	$8,048
Provision for loan losses	8,337	16,646
Loans charged-off	(8,535)	(8,580)
Recoveries on loans previously charged-off	726	391
Ending balance	$17,033	$16,505

The following table details activity in the allowance for loan losses, for non-covered loans, by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.  At December 31, 2010, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$4,850	$4,796	$3,277	$2,460	$605	$453	$64	$16,505
Charge-offs	(648)	(5,480)	(1,170)	(560)	(422)	(199)	(56)	(8,535)
Recoveries	138	225	-	177	174	-	12	726
Provision	1,794	5,393	166	(379)	1,139	162	62	8,337
Ending balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033

Ending balance; individually
evaluated for impairment	$-	$1,627	$150	$168	$18	$-	$-	$1,963

Ending balance; collectively
evaluated for impairment	6,134	3,307	2,123	1,530	1,478	416	82	15,070

Ending balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033

Noncovered loan balances:
Ending balance	$399,634	$213,576	$135,639	$55,260	$108,076	$29,828	$5,724	$447,737

Ending balance; individually evaluated for impairment	$1,458	$12,376	$668	$698	$1,967	$-	$-	$17,167

Ending balance; collectively evaluated for impairment	$398,176	$201,200	$134,971	$54,562	$106,109	$29,828	$5,724	$930,570

The following table sets forth the amounts and categories of our non-covered non-performing loans and the amount of non-covered foreclosed property at the dates indicated.

	As of December 31,
	2010	2009
	(In thousands)
Non-covered accruing loans more than 90 days past due
Commercial loans	$—	$200
Total	$—	$200

Non-covered non-accrual loans
Construction and land	$698	$29,656
Commercial mortgage	1,458	3,770
Multifamily	668	3,406
Commercial loans	13,450	1,898
Home mortgage	1,967	1,225
Installment	—	3
Total non-accrual loans	$18,241	$39,958
Total non-performing loans	$18,241	$40,158

Non-covered foreclosed property	$26,011	$4,893

Included in non-covered non-accrual loans at December 31, 2010 were eight restructured loans totaling $2.3 million. The eight loans consist of one home mortgage loan and seven commercial loans. Interest income recognized on these loans was $27,000 for the year ended December 31, 2010. We had no commitments to lend additional funds to these borrowers.

Included in the non-accrual loans at December 31, 2009 was a $649,000 restructured commercial mortgage loan. Interest income recognized on this loan was $25,000 for the year ended December 31, 2009. We had no commitments to lend additional funds to this borrower.

At December 31, 2010, covered accruing loans more than ninety days past due were $0.4 million, covered non-accrual loans were $4.3 million and covered foreclosed property was $1.0 million. There were no covered loans at December 31, 2009. Included in covered non-accrual loans was one restructured commercial mortgage loan for $0.9 million. Interest income recognized on this loan was $18,000 for the year ended December 31, 2010. We had no commitment to lend additional funds to this borrower.

Credit Quality Indicators

           Loans are risk rated based on analysis of the current state of the borrower’s credit quality. This analysis of credit quality includes a review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes a ten grade risk rating system, where a higher grade represents a higher level of credit risk. The ten grade risk rating system can be generally classified by the following categories: Pass, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

           Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010. There were no Loss grade loans as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$372,961	$20,899	$5,774	$—	$399,634
Commercial loans and lines	188,548	4,401	20,449	178	213,576
Multifamily	127,549	4,187	3,903	—	135,639
Construction and land	46,137	133	8,990	—	55,260
Home mortgage	103,669	—	4,407	—	108,076
Home equity loans and lines	28,378	1,405	45	—	29,828
Installment	5,412	289	23	—	5,724
	$872,654	$31,314	$43,591	$178	$947,737

    At December 31, 2010, the composition of the covered loan portfolio by credit quality indicator was:  Pass - $31.3 million; Special Mention - $4.2 million; Substandard - $15.5 million; and Doubtful - $2.9 million.

           Loans are tracked by the number of days borrower payments are past due. The table below presents an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of December 31, 2010.

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial mortgage	$658	$686	$1,344	$1,458	$396,832	$399,634
Commercial loans and lines	896	449	1,345	13,449	198,782	213,576
Multifamily	632	—	632	668	134,339	135,639
Construction and land	—	8,293	8,293	698	46,269	55,260
Home mortgage	—	—	—	1,968	106,108	108,076
Home equity loans and lines	—	—	—	—	29,828	29,828
Installment	7	9	16	—	5,708	5,724
	$2,193	$9,437	$11,630	$18,241	$917,866	$947,737

 Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $26.0 million and $34.1 million in 2010 and 2009, respectively. Impaired loans were $17.2 million and $40.0 million at December 31, 2010 and 2009, respectively. Of the $17.2 million of impaired loans at December 31, 2010, $12.5 million had specific reserves totaling $2.0 million.

Impaired non-covered loans as of December 31, 2010 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans and lines	$19,211	$1,691	$10,685	$12,376	$1,627	$5,701	$-
Commercial mortgage	1,458	1,458	-	1,458	-	486	-
Multifamily	905	-	668	668	150	670	-
Home mortgage	2,542	1,530	437	1,967	18	1,189	-
Construction	698	-	698	698	168	223	-
Total	$24,814	$4,679	$12,488	$17,167	$1,963	$8,269	$-

NOTE 6—PREMISES AND EQUIPMENT

The major classifications of premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Land	$4,792	$4,792
Buildings	12,180	12,027
Leasehold improvements	5,833	5,831
Furniture, fixtures and equipment	11,206	16,427
	34,011	39,077
Less accumulated amortization and depreciation	(14,301)	(18,791)
	$19,710	$20,286

Depreciation and amortization expense was $1,927,000 and $1,822,000 in 2010 and 2009, respectively.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at December 31, 2010 and 2009. No impairment loss was recognized for the periods ended December 31, 2010 and 2009.

Other intangible assets and related accumulated amortization is as follows:

	At December 31,
	2010	2009
	(in thousands)
Core deposit intangibles	$12,543	$12,543
Trade name	4,000	4,000
	16,543	16,543
Less accumulated amortization	(6,628)	(4,962)
	$9,915	$11,581

Core deposit intangibles, net of accumulated amortization, were $7.4 million at December 31, 2010 and $8.7 million at December 31, 2009. Amortization expense was $1.3 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively.

Trade name, net of accumulated amortization, was $2.5 million at December 31, 2010 and $2.9 million at December 31, 2009 representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for each of the years ended December 31, 2010 and 2009 was $0.4 million.

Amortization expense of other intangibles for 2010 and 2009 was $1.7 million and $1.6 million, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2011	$1,666
2012	1,509
2013	1,442
2014	1,442
2015	1,442
Thereafter	2,414
$9,915

NOTE 8—CERTIFICATES OF DEPOSIT

At December 31, 2010, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2011	$65,526	$199,564	$265,090
2012	10,492	33,933	44,425
2013	3,732	12,437	16,169
2014	2,146	5,099	7,245
2015 and later	2,400	12,384	14,784
	$84,296	$263,417	$347,713

NOTE 9—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with two financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. There were no borrowings outstanding under these agreements at December 31, 2010 and 2009.

As a state nonmember bank, the Bank also has a secured borrowing facility of $13.8 million with the Federal Reserve Bank of San Francisco. At December 31, 2010 and 2009, there were no borrowings outstanding under this agreement.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum borrowing capacity of approximately $347.4 million at December 31, 2010. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. The Bank’s borrowing capacity is determined based on the estimated market value of certain eligible loans and securities pledged as collateral, however, the FHLB has a blanket lien against the Bank’s entire loan portfolio as collateral for borrowings. As of December 31, 2010, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$—	—	—
Term advances	13,000	2011	3.21%
Term advances	18,500	2012	4.03%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	7,500	2017	4.07%
	$86,500

As of December 31, 2010, $7.5 million of our FHLB advances are ten-year putable advances with a weighted average rate of 4.1% and mature in 2017, $17.5 million are seven-year putable advances with a weighted average rate of 4.2% and mature in 2014 and $17.5 million are five-year putable advances with a weighted average rate of 4.1% and mature in 2012.

The following tables show borrowed funds for the dates and periods shown (in thousands):

	2010
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.64%

	2009
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.65%

The maximum amount of overnight borrowings outstanding at any month-end during 2010 was $35 million and during 2009 was zero.

The Company had $137.3 million of unused borrowing capacity available from the FHLB at December 31, 2010 based upon pledged securities and loans.

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

As of December 31, 2010 and 2009, the Company had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of December 31, 2010 consisted of the following (in thousands):

			As of December 31, 2010
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	3-month LIBOR + 1.55%	December 15, 2035	1.85%	$10,310
First California Capital Trust I	Fixed until Jan. 2012	March 15, 2037	6.80%	16,495
			4.90%	$26,805

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits become effective March 31, 2011, after a six-year transition period. As of December 31, 2010, the entire balance of junior subordinated debentures is included in Tier 1 capital for regulatory capital purposes.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2010 and December 31, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2010		As of December 31, 2009		As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Derivatives designated as hedging instruments Interest Rate Products	Other Assets	$697	Other Assets	$195	Other Liabilities	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments		$697		$195		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of December 31, 2010, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. Two of the caps are forward-starting and were not effective during the year ended December 31, 2010. At December 31, 2009, the Company had one interest rate cap with a notional amount of $10.3 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2010 and 2009, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the years ended December 31, 2010 and 2009.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $24,212 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009		2010	2009
	(In thousands)
Interest Rate Products	$47	$7	Interest expense	$—	$—	Other non-interest expense	$—	$—
			Other non-interest expense	—	—
Total	$47	$7		$—	$—		$—	$—

Credit-risk-related Contingent Features

The terms of the three outstanding interest rate caps at December 31, 2010 do not contain any credit-risk-related contingent features, thus, consideration of the counterparty’s credit risk is not applicable.

The Company has no derivatives payable, thus, consideration of the Company’s own credit risk is not applicable.

NOTE 12—INCOME TAXES

The components of income tax provision (benefit) consisted of the following for the years shown:

	2010	2009
	(In thousands)
Current taxes:
Federal	$644	$814
State	245	604
Total current taxes	889	1,418
Deferred taxes:
Federal	224	(3,528)
State	(173)	(1,643)
Total deferred taxes	51	(5,171)
Total income tax provision (benefit)	$940	$(3,753)

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2010 and 2009 to the income before income tax provision and the effective tax rate are as follows:

	2010		2009
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax provision at statutory rate	$799	34.0%	$(2,861)	34.0%
Increase (reduction) in taxes resulting from:
State taxes, net of federal tax benefit	35	1.5%	(602)	7.1%
Permanent differences	(124)	(5.3)%	(351)	4.2%
Other	230	9.8%	61	(0.7)%
	$940	40.0%	$(3,753)	44.6%

The major components of the net deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Unrealized loss on securities available-for-sale	$2,751	$4,183
Accrued expenses	1,277	1,771
Nonaccrual interest	416	749
Allowance for loan losses	7,051	5,770
Securities other-than-temporary impairment reserve	487	361
State taxes	78	—
Reserve for foreclosed asset losses	1,307	453
Other	935	959
Total deferred tax assets	14,302	14,246
Deferred tax liabilities:
Depreciation	(2,815)	(2,132)
FHLB stock dividend	(496)	(559)
Loan premium amortization	(1)	(8)
Deferred loan costs	(1,541)	(1,419)
Core deposit intangibles	(1,484)	(1,809)
Trade name	(1,015)	(1,180)
Goodwill	(559)	(267)
Section 597 gain	(951)	—
State taxes	—	(338)
Other	(877)	(488)
Total deferred tax liabilities	(9,739)	(8,200)
Net deferred tax asset	$4,563	$6,046

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

NOTE 13—SHAREHOLDERS’ EQUITY

The Company has 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of $5.63 per share. As of December 31, 2010, the number of common shares which would be issued upon conversion of the preferred stock series A is 314,339.

On December 19, 2008, the Company participated in the U.S. Treasury Capital Purchase Program, or CPP, under which the Company received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. As a participant in CPP, the Company is subject to various restrictions and requirements, such as restrictions on stock repurchases and payment of dividends, and other requirements relating to executive compensation and corporate governance practices. Moreover, the Company may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. The preferred stock series B qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15, and November 15, if, as and when declared by the Company’s Board of Directors, out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an initial exercise price of $6.26 for a term of ten years. The Company recorded the total $25 million of the preferred stock series B and the warrant at their relative fair values of $22.7 million and $2.3 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method.

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

In March 2010, we consummated an underwritten public offering of common stock at a price of $2.50 per share. We sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for net proceeds of $38.9 million. We contributed $36.0 million to our bank subsidiary. We intend to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

NOTE 14—EARNINGS (LOSS) PER SHARE

The weighted average number of shares outstanding for the years ended December 31, 2010 and 2009 was 24,411,496 and 11,604,648, respectively. The increase in weighted average common shares outstanding in 2010 was the result of the Company’s consummation of an underwritten public offering of 16,560,000 shares of common stock at a price of $2.50 per share in March 2010. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans. The dilutive calculation excludes 599,042 warrants and 781,174 and 806,030 weighted average options outstanding for the years ended December 31, 2010 and 2009, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings (loss) per share for the periods indicated.

	Twelve months ended December 31,
	2010		2009
	Diluted	Basic	Diluted	Basic
	(in thousands, except per share data)
Net income (loss) as reported	$1,410	$1,410	$(4,661)	$(4,661)
Less preferred stock dividend declared	(1,250)	(1,250)	(1,132)	(1,132)
Net income (loss) available to common shareholders	$160	$160	$(5,793)	$(5,793)
Weighted average common shares outstanding	24,411	24,411	11,605	11,605
Warrants	—	—	—	—
Restricted stock	21	—	—	—
Options	—	—	—	—
Convertible preferred stock	303	—	—	—
Weighted average common shares outstanding (1)	24,735	24,411	11,605	11,605
Earnings (loss) per common share	$0.01	$0.01	$(0.50)	$(0.50)

(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the twelve months ended December 31, 2009, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

NOTE 15—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2010 and 2009, the Company made matching contributions of $319,000 and $291,000, respectively, to the plan.

As part of the Mergers, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2010 and 2009, the cash surrender value of the life insurance was $12.2 million and $11.8 million, respectively. As of December 31, 2010 and 2009, the Company recognized a liability for salary continuation benefits of $583,000 and $471,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2010 and 2009, salary continuation expense was $112,000 and $87,000 respectively.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2010 and 2009, a liability of $765,000 and $1,369,000, respectively, for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets.

The Company has established and sponsors an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the related liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2010 and 2009 were $442,000 and $707,000, respectively.

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

The Company issues restricted stock to employees and directors under share-based compensation plans. For the years ended December 31, 2010 and 2009, stock-based compensation expense relating to restricted stock awards was $218,000 and $406,000, respectively. A summary of non-vested restricted stock shares as of December 31, 2009 and changes during the year ended December 31, 2010, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Price
Outstanding, December 31, 2009	170,567	$5.20
Granted	—	—
Vested	(43,789)	5.46
Forfeited	(12,133)	4.93
Outstanding, December 31, 2010	114,645	$5.12

The weighted average fair values of restricted stock awards granted during the years ended December 31, 2010 and 2009 were $0 and $4.93, respectively. As of December 31, 2010, total unrecognized compensation cost related to restricted stock awards amounted to $214,000. This cost is expected to be recognized over a remaining period of 2.6 years.

The activity of stock options for the year ended December 31, 2010 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2009	828,412	$7.95	4.99	$2,802
Granted	—	—
Exercised	—	—
Forfeited/Expired	(91,002)	7.55
Outstanding, December 31, 2010	737,410	7.99	3.91	2,543

Exercisable, December 31, 2010	440,728	$8.80	2.90	$1,527

The activity of stock options for the year ended December 31, 2009 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2008	641,797	$8.89	5.25	$2,463
Granted/Assumed	211,325	5.00
Exercised	(3,125)	4.37
Forfeited/Expired	(21,585)	8.15
Outstanding, December 31, 2009	828,412	7.95	4.99	2,802
Exercisable, December 31, 2009	395,234	$9.01	3.36	$1,384

           The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2010 and 2009 was $0 and $1.87, respectively. For the years ended December 31, 2010 and 2009, the total proceeds from options exercised during the year were $0 and $14,000, respectively. The total fair value of the shares granted during the years ended December 31, 2010 and 2009 was $0 and $394,000, respectively. At December 31, 2010, there was $590,586 of total unrecognized compensation cost related to nonvested stock option awards granted under the share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. In accordance with the FASB codification accounting guidance related to stock-based compensation, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2010 and 2009, compensation expense related to stock options was $324,000 and $611,000, respectively.

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

	2010 Grants		2009 Grants
Expected option term		N/A	6.2 years
Expected volatility		N/A	31.8%
Expected dividend yield		N/A	0%
Risk-free interest rate		N/A	3.08%
Stock option fair value	$	N/A	$1.87

NOTE 17—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. There is one extension of credit to related parties at December 31, 2010 and 2009. The outstanding balance of the loan to related parties was $3,050 and $1,907 at December 31, 2010 and 2009, respectively. Deposits of related parties held by the Company at December 31, 2010 amounted to approximately $120,000.

NOTE 18—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of the correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Los Angeles, Orange, Ventura, San Diego, Riverside and San Bernardino County, California. Many of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2010. The Company’s loan policies require the extension of a non-real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $5.0 million to be approved by the officer loan committee and credit in excess of $5.0 million to be approved by the director loan committee. The Company’s loan policies require the extension of a real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $7.5 million to be approved by the officer loan committee and credit in excess of $7.5 million to be approved by the director loan committee.

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

The following summarizes the Company’s outstanding commitments:

	2010	2009
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$199,937	$162,842
Commercial and standby letters of credit	1,615	1,439
	$201,552	$164,281

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

As of December 31, 2010 and 2009, the Company maintained a reserve for unfunded commitments of $101,000 and $97,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

Guarantees —As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Trust or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See “Junior Subordinated Debentures” under Note 10 above.

NOTE 20—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $199.9 million at December 31, 2010 compared with $162.8 million at December 31, 2009. Commercial and stand-by letters of credit were $1.6 million and $1.4 million at December 31, 2010 and December 31, 2009, respectively.

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

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $2,754,000 in 2010 and $2,859,000 in 2009. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2011	$2,640
2012	2,451
2013	2,373
2014	1,758
2015	1,306
Thereafter	5,087
$15,615

The nature of the Company’s business causes it to be involved in ordinary routine legal proceedings from time to time. Although the ultimate outcome and amount of liability, if any, with respect to these legal proceedings to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, except as described below, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flow.

In February 2011, First California Bank was named as a defendant in a putative class action alleging that the manner in which the Bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the California Unfair Competition Law. The action also alleges that the manner in which the Bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the Bank. The action is pending in the Superior Court of Los Angeles County. The action seeks to establish a class consisting of all similarly situated customers of the Bank in the State of California. The case is in early stages, with no responsive pleadings or motions having been filed. No class has been certified in the case.  At this state of the case, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the action vigorously.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.

As discussed further in Note 13, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the CPP qualify as Tier 1 capital.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	>	8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	>	4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	>	4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$133,078	12.69%	$83,926	>	8.00%
(to risk weighted assets)
Tier I capital	$119,924	11.43%	$41,963	>	4.00%
(to risk weighted assets)
Tier I capital	$119,924	8.52%	$56,324	>	4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2010 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	>	8.00%	$102,613	>	10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	>	4.00%	$61,568	>	6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	>	4.00%	$72,668	>	5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2009
Total capital	$127,315	12.17%	$83,669	>	8.00%	$104,587	>	10.00%
(to risk weighted assets)
Tier I capital	$114,198	10.92%	$41,835	>	4.00%	$62,752	>	6.00%
(to risk weighted assets)
Tier I capital	$114,198	8.08%	$56,507	>	4.00%	$70,633	>	5.00%
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

In February 2010, the Board of Directors of the Company and the Federal Reserve Bank of San Francisco, or the Reserve Bank, entered into an informal agreement, or the informal agreement, between the Company and the Reserve Bank. The informal agreement required the Board to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricted the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank. The Reserve Bank terminated the informal agreement in January 2011. The Company complied fully with the agreement and had received approval to pay all dividends on the Series B Preferred Stock and all payments on its trust preferred securities during the term of the agreement.

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

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$51,154	$—	$51,154	$—
U.S. government agency notes	58,917	—	58,917	—
U.S. government agency mortgage-backed securities	47,325	—	47,325	—
U.S. government agency collateralized mortgage obligations	89,880	—	89,880	—
Private label collateralized mortgage obligations	16,894	—	16,894	—
Municipal securities	3,002	—	3,002	—
Other domestic debt securities	5,267	—	5,267	—
Total assets measured at fair value	$272,439	$—	$272,439	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$10,526	$—	$—	$10,526	$(4,395)
Foreclosed property	26,988	—	—	26,988	(1,481)
Total assets measured at fair value	$37,514	$—	$—	$37,514	$(5,876)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2009.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$142,660	$—	$142,660	$—
U.S. government agency notes	77,165	—	77,165	—
U.S. government agency mortgage-backed securities	46,847	—	46,847	—
U.S. government agency collateralized mortgage obligations	46,940	—	46,940	—
Private label collateralized mortgage obligations	25,545	—	25,545	—
Municipal securities	8,028	—	8,028	—
Other domestic debt securities	2,460	—	2,460	—
Total assets measured at fair value	$349,645	$—	$349,645	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009, Using
	Fair value at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Impaired loans	$806	$—	$—	$806	$(3,747)
Foreclosed property	4,893	—	—	4,893	(1,101)
Total assets measured at fair value	$5,699	$—	$—	$5,699	$(4,848)

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities—Fair values for securities are based on quoted market prices of identical securities, where available (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. In determining the fair value the securities categorized as Level 2, the Company obtains a report from a nationally recognized broker-dealer detailing the fair value of each security in our portfolio as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. The Company reviews the market prices provided by the broker-dealer for our securities for reasonableness based upon our understanding of the marketplace and we consider any credit issues relating to the bonds. As the Company has not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

Cash and cash equivalents— The carrying amounts of cash and interest bearing deposits at other banks is assumed to be the fair value given the liquidity and short-term nature of these deposits.

Loans—Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements. Loans were divided into four major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, (3) impaired loans, and (4) loans acquired in the Western Commercial Bank acquisition. We estimated the fair value of the loans that mature or re-price within three months, impaired loans and loans acquired in the Western Commercial Bank acquisition at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method, credit risk categories and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments and defaults, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

FDIC shared-loss asset—The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets.

Bank owned life insurance assets—Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

Interest rate caps—The fair value of the interest rate caps are estimated using a system that constructs a yield curve based on cash LIBOR rates and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate caps.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$88,003	$88,003	$46,494	$46,494
Securities available-for-sale	272,439	272,439	349,645	349,645
FHLB and other stock	9,458	9,458	9,501	9,501
Bank owned life insurance assets	12,232	12,232	11,791	11,791
Loans, net	984,582	830,929	922,741	783,924
FDIC shared-loss asset	16,725	16,725	—	—
Interest rate cap	697	697	195	195
Financial liabilities:
Demand deposits, money market and savings	$808,575	$808,575	$740,166	$740,166
Time certificates of deposit	347,713	350,787	384,549	387,350
FHLB advances and other borrowings	131,500	137,485	143,500	145,514
Junior subordinated debentures	26,805	14,617	26,753	16,002

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

NOTE 23—SUBSEQUENT EVENTS

In February 2010, the Board of Directors of the Company and the Federal Reserve Bank of San Francisco, or the Reserve Bank, entered into an informal agreement, or the informal agreement, between the Company and the Reserve Bank. The informal agreement required the Board to take all appropriate steps to fully utilize its financial and managerial resources to assist the Company and the Bank in functioning in a safe and sound manner pursuant to Regulation Y of the Board of Governors of the Federal Reserve System. It also restricted the ability of the Company to: (a) receive dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval from the Reserve Bank; (b) declare or pay dividends, make any payments on trust preferred securities, or make any other capital distributions, without the prior written approval of the Reserve Bank; (c) directly or indirectly incur, renew, increase or guarantee any debt, without prior written approval of the Reserve Bank; (d) directly or indirectly issue any trust preferred securities without the prior written approval of the Reserve Bank; and (e) purchase, redeem, or otherwise acquire, directly or indirectly, any of its stock without the prior written approval of the Reserve Bank. The Reserve Bank terminated the informal agreement in January 2011. The Company complied fully with the agreement and had received approval to pay all dividends on the Series B Preferred Stock and all payments on its trust preferred securities during the term of the agreement.

On February 18, 2011, the Bank acquired certain assets and assumed certain liabilities and substantially all of the operations of San Luis Trust Bank, a single branch community bank located in San Luis Obispo, California, from the FDIC as receiver for San Luis Trust Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC. Based upon a preliminary closing, the Bank acquired $350 million of assets and assumed $327 million of liabilities. These amounts are at San Luis Trust Bank book value and do not reflect fair value. The Bank received a $58 million discount on the book value of total assets acquired and did not pay a premium for deposits assumed. In connection with the transaction, the FDIC made a cash payment to the Bank of approximately $34 million. As part of the transaction, the Bank and the FDIC entered into a loss-sharing agreement covering future losses incurred on loans and foreclosed loan collateral, or the covered assets. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80 percent of losses with respect to covered assets. The Bank will reimburse the FDIC for 80 percent of recoveries with respect to losses for which the FDIC paid the Bank 80 percent reimbursement under the loss sharing agreement. The addition of San Luis Trust Bank’s branch expanded the Bank’s operations to 19 full-service branches and increased total assets to approximately $1.9 billion.

NOTE 24—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2010 and 2009, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2010.

Balance Sheet

	December 31,
	2010	2009
	(Dollars in thousands)
Cash and due from banks	$4,500	$5,237
Investment in subsidiary bank	218,924	177,610
Other assets	2,740	2,701
Total assets	$226,164	$185,548
Junior subordinated debentures	$26,805	$26,753
Other liabilities	1,318	1,569
Total liabilities	28,123	28,322

Shareholders’ equity:
Preferred stock	24,627	24,170
Common stock	282	118
Additional paid-in-capital	175,102	136,635
Treasury stock	(3,061)	(3,061)
Retained earnings	4,827	5,309
Accumulated other comprehensive loss	(3,736)	(5,945)
Total shareholders’ equity	198,041	157,226
Total liabilities and shareholders’ equity	$226,164	$185,548

Statements of Operations

	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Interest income	$121	$204
Interest expense	1,736	1,884
Net interest expense	(1,615)	(1,680)
Other operating income	—	—
Other operating expense	1,278	2,590
Loss before equity in net income (loss) of the Bank	(2,893)	(4,270)
Equity in net income (loss) of subsidiaries	3,340	(1,925)
Income (loss) before income tax benefit	447	(6,195)
Income tax benefit	(963)	(1,534)
Net income (loss)	$1,410	$(4,661)

Statements of Cash Flow

	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,410	$(4,661)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in (net income) loss of subsidiaries, net	(3,340)	1,925
Stock-based compensation costs	542	1,018
Net (decrease) increase in other assets and other liabilities	(190)	900
Net cash used in operations	(1,578)	(818)
Cash flows from investing activities:
Investment in subsidiary	(36,000)	(29,500)
Net cash used in investing activities	(36,000)	(29,500)
Cash flows from financing activities:
Distribution from subsidiaries	—	—
Proceeds from exercise of stock options	—	14
Issuance of common stock	38,091	—
Dividends paid on preferred stock	(1,250)	(1,132)
Purchases of treasury stock	—	(11)
Net cash (used) provided by financing activities	36,841	(1,129)
Net decrease in cash and cash equivalents	(737)	(31,447)
Cash and cash equivalents, beginning of the year	5,237	36,684
Cash and cash equivalents, end of the year	$4,500	$5,237
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,755	$1,756
Cash paid (received) for income taxes, net	$1,000	$(2,643)

NOTE 25 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	2010 Quarters				2009 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(in thousands, except per share data)
Net interest income	$12,108	$11,107	$10,806	$10,673	$11,091	$11,396	$11,897	$10,670
Service charges, fees & other income	3,484	1,106	1,133	1,063	1,238	1,269	1,260	1,235
Loan commissions & sales	29	10	—	16	(6)	22	44	9
Gains (loss) on sales of securities	(160)	1,181	130	114	1,217	1,639	1,435	671
Noninterest expense	12,453	9,684	10,060	9,916	11,909	11,294	12,876	10,777
Provision for loan losses	1,199	3,618	1,766	1,754	6,350	4,117	1,110	5,069
Income (loss) before income tax	1,809	102	243	196	(4,719)	(1,085)	650	(3,261)
Income tax provision (benefit)	727	38	96	79	(1,855)	(949)	433	(1,383)
Net income (loss)	$1,082	$64	$147	$117	$(2,864)	$(136)	$217	$(1,878)
Net earnings (loss) per common share:
Basic	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.27)	$(0.04)	$(0.01)	$(0.18)
Diluted	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.27)	$(0.04)	$(0.01)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

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

As of December 31, 2010, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

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

           Information required by this Item will appear in the proxy statement to be delivered to our stockholders in connection with the 2011 annual meeting of stockholders, or the 2011 Proxy Statement, and such information is herein incorporated by reference from the 2011 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item will appear in the 2011 Proxy Statement, and such information is herein incorporated by reference from the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will appear in the 2011 Proxy Statement, and such information is herein incorporated by reference from the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the 2011 Proxy Statement, and such information is herein incorporated by reference from the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will appear in the 2011 Proxy Statement, and such information is herein incorporated by reference from the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2010
Consolidated Statements of Comprehensive Loss for each of the two years in the period ended December 31, 2010
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years ended in the period ended December 31, 2010
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2010
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

The agreements included as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

●	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

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

2.3
Purchase and Assumption Agreement-Whole Bank, All Deposits, dated as of November 5, 2010, among the Federal Deposit Insurance Corporation, Receiver of Western Commercial Bank, Woodland Hills, California, the Federal Deposit Insurance Corporation and First California Bank (Exhibit 2.1 to Form 8-K filed on November 12, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

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

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 29, 2011	By:	/s/ C. G. Kum
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2011
C. G. Kum

/S/ Romolo Santarosa	Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 29, 2011
Romolo Santarosa

/S/ Richard D. Aldridge	Director	March 29, 2011
Richard D. Aldridge

/S/ Donald E. Benson	Director	March 29, 2011
Donald E. Benson

/S/ John W. Birchfield	Director	March 29, 2011
John W. Birchfield

/S/ Joseph N. Cohen	Director	March 29, 2011
Joseph N. Cohen

/S/ Robert E. Gipson	Chairman of the Board of Directors	March 29, 2011
Robert E. Gipson

Signature	Title	Date

/S/ Antoinette Hubenette, M.D.	Director	March 29, 2011
Antoinette Hubenette, M.D.

/S/ Thomas Tignino	Director	March 29, 2011
Thomas Tignino