Form 10-Q
period 2011-03-31
First California Financial Group, Inc.
filed 2011-05-16
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52498
________________________
FIRST CALIFORNIA FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________

Delaware	38-373811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3027 Townsgate Road, Suite 300 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 322-9655
________________________

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

28,416,324 shares of Common Stock, $0.01 par value, as of May 13, 2011

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2011	December 31, 2010
Cash and due from banks	$35,371	$25,487
Interest bearing deposits with other banks	119,996	62,516
Securities available-for-sale, at fair value	311,094	272,439
Non-covered loans, net	922,219	930,712
Covered loans	185,005	53,870
Premises and equipment, net	20,067	19,710
Non-covered foreclosed property	20,855	26,011
Covered foreclosed property	11,096	977
Goodwill	60,720	60,720
Other intangibles, net	9,754	9,915
FDIC shared-loss asset	87,073	16,725
Deferred tax assets, net	—	4,563
Cash surrender value of life insurance	12,342	12,232
Accrued interest receivable and other assets	34,841	25,457

Total assets	$1,830,433	$1,521,334

Non-interest checking	$327,873	$331,648
Interest checking	96,632	88,638
Money market and savings	457,728	388,289
Certificates of deposit, under $100,000	128,138	84,296
Certificates of deposit, $100,000 and over	401,305	263,417

Total deposits	1,411,676	1,156,288
Securities sold under agreements to repurchase	30,000	45,000
Federal Home Loan Bank advances	124,791	86,500
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	11,258	—
FDIC shared-loss liability	3,573	988
Accrued interest payable and other liabilities	8,244	7,712

Total liabilities	1,616,347	1,323,293

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	23,742	23,627
Common stock, $0.01 par value; authorized 100,000,000 shares; 28,561,122 shares issued at March 31, 2011 and 28,517,161 shares issued at December 31, 2010; 28,214,721 and 28,170,760 shares outstanding at March 31, 2011 and December 31, 2010	282	282
Additional paid-in capital	175,193	175,102
Treasury stock, 346,401 shares at cost at March 31, 2011 and at December 31, 2010	(3,061)	(3,061)
Retained earnings	19,987	4,827
Accumulated other comprehensive loss	(3,057)	(3,736)

Total shareholders’ equity	214,086	198,041

Total liabilities and shareholders’ equity	$1,830,433	$1,521,334

See accompanying notes to condensed consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2011	2010
(in thousands, except per share data)
Interest and fees on loans	$15,132	$12,987
Interest on securities	1,311	1,589
Interest on federal funds sold and interest bearing deposits	69	20

Total interest income	16,512	14,596

Interest on deposits	2,342	2,172
Interest on borrowings	1,060	1,312
Interest on junior subordinated debentures	331	439

Total interest expense	3,733	3,923

Net interest income before provision for loan losses	12,779	10,673
Provision for non-covered loan losses	2,500	1,754

Net interest income after provision for loan losses	10,279	8,919

Service charges on deposit accounts	897	785
Earnings on cash surrender value of life insurance	110	111
Net gain on sale of securities	—	132
Impairment loss on securities	(1,066)	(18)
Gain on acquisition	34,736	—
Other income	232	183

Total noninterest income	34,909	1,193

Salaries and employee benefits	6,068	4,970
Premises and equipment	1,539	1,537
Data processing	1,061	595
Legal, audit, and other professional services	1,660	182
Printing, stationary, and supplies	96	12
Telephone	166	224
Directors’ expense	106	120
Advertising, marketing and business development	369	227
Postage	56	56
Insurance and regulatory assessments	663	800
Net loss on and expense of foreclosed property	5,252	78
Amortization of intangible assets	416	416
Other expenses	861	699

Total noninterest expense	18,313	9,916

Income before provision for income taxes	26,875	196
Provision for income taxes	11,287	79

Net income	$15,588	$117

Preferred stock dividends	$(313)	$(313)
Net income (loss) available to common stockholders	$15,275	$(196)

Net income (loss) per common share:
Basic	$0.54	$(0.02)
Diluted	$0.54	$(0.02)

See accompanying notes to condensed consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$15,588	$117
Adjustments to reconcile net income to net cash from operating activities:
Provision for non-covered loan losses	2,500	1,754
Stock-based compensation costs	90	198
Gain on acquisition	(34,736)	—
Gain on sales of securities	—	(132)
Net (gain)/loss on sale and valuation adjustments of foreclosed property	5,084	(5)
Impairment loss on securities	1,066	18
Amortization of net premiums on securities available-for-sale	1,074	954
Depreciation and amortization of premises and equipment	500	463
Loss of disposal of premises and equipment	—	50
Amortization of core deposit and trade name intangibles	416	416
Increase in cash surrender value of life insurance	(110)	(111)
Decrease in deferred tax assets, net of effect of acquisition	496	1,540
(Increase) decrease in accrued interest receivable and other assets, net of effects of acquisition	(257)	318
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(3,222)	(735)

Net cash (used) provided by operating activities	(11,511)	4,845

Purchases of securities available-for-sale, net of effects from acquisition	(37,576)	—
Proceeds from repayments and maturities of securities available-for-sale	39,003	22,933
Proceeds from sales of securities available-for-sale	—	35,564
Purchases of Federal Home Loan Bank and other stock	—	(6)
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	4,610	(46,429)
Loan originations and principal collections, net of effects of acquisition	11,152	13,369
Purchases of premises and equipment, net of effects of acquisition	(1,054)	(51)
Proceeds from redemption of Federal Home Loan Bank and other stock	475	—
Proceeds from sale of non-covered foreclosed property	45	336
Proceeds from sale of covered foreclosed property	2,334	—
Net cash acquired in acquisition	36,730	—

Net cash provided by investing activities	55,719	25,716

Net decrease in noninterest-bearing deposits, net of effects of acquisition	(45,019)	(11,343)
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	34,258	(37,877)
Net decrease in FHLB advances and other borrowings, net of effects of acquisition	(23,250)	(9,987)
Dividends paid on preferred stock	(313)	(313)
Proceeds from issuance of common stock	—	38,916

Net cash used by financing activities	(34,324)	(20,604)

Change in cash and due from banks	9,884	9,957
Cash and due from banks, beginning of period	25,487	26,757

Cash and due from banks, end of period	$35,371	$36,714

Supplemental cash flow information:
Cash paid for interest	$3,760	$3,824
Cash paid for income taxes	$1,370	$1,000
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$496	$1,567
Net change in fair value of cash flow hedges, net of tax	$2	$(51)
Covered loans transferred to foreclosed property	$1,401	$1,595
Acquisitions:
Assets acquired	$365,439	—
Liabilities assumed	$345,285	—

See accompanying notes to condensed consolidated financial statements.

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

On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, or WCB, located in Woodland Hills, California, from the FDIC. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction.  The Bank assumed approximately $105 million of deposits and recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former WCB branch into its full-service branch network prior to December 31, 2010.

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $365 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $11 million of foreclosed property and $5 million of other assets. Liabilities with an estimated fair value of approximately $345 million were also assumed and recognized, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $3 million of a FDIC shared-loss liability and $0.4 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $34.7 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 19 and the Bank expects to fully integrate the former SLTB branch location into its full-service branch network in the second quarter of 2011.

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. At December 31, 2010, the division had deposits of approximately $74 million and revenues for 2010 were $3.3 million. At the closing date, deposits were approximately $91 million. The Electronic Payment Services Division, its new name under the Bank, is a leader in the electronic payment industry with a history of successful stored-value card programs and merchant acquiring programs. The Bank will issue prepaid cards and sponsor merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and US territories.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino, San Luis Obispo and Ventura counties through 19 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three months ended March 31, 2011 include the effects of the FDIC-assisted WCB and SLTB transactions from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011. In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure.The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the carrying amount of the FDIC shared-loss asset, the assessments for impairment related to goodwill and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.7 million at March 31, 2011 and $17.0 million at December 31, 2010.

Foreclosed property – The Company acquires, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of foreclosed property was $32.0 million at March 31, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2011 or December 31, 2010. There were net deferred tax liabilities of $11.3 million at March 31, 2011 and net deferred tax assets of $4.6 million at December 31, 2010.  The significant change in the balance since year-end 2010 was due to the $14.6 million of deferred tax liabilities recorded in relation to the FDIC-assisted San Luis Trust Bank acquisition on February 18, 2011.

FDIC shared-loss asset – The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC shared-loss asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain of the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to non-interest income.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2011 the Company has $26.8 million notional forward-starting interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 first quarter effectiveness assessment indicated that these instruments were effective.

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

First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2010, the annual assessment resulted in the conclusion that goodwill was not impaired. At March 31, 2011, an interim assessment was not performed as first quarter results were not materially different than the estimates used in the year-end assessment and the March 31, 2011 stock price (and market capitalization) increased by 34 percent from year-end.

An impairment assessment is performed quarterly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the entity is not required to sell a debt security before recovery of its cost basis, other-than-temporary impairment is separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows from the security and the Company’s ability and intent to hold the security until the fair value recovers. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

For the three months ended March 31, 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment charge of $18,000 on a $1.0 million community development-related equity investment.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update clarifies that if comparative financial statements are presented in disclosure of supplementary pro forma information for a business combination, revenue and earnings of the combined entity should be disclosed as though the business combination occurred as of the beginning of the comparable annual prior annual reporting period only. Additionally, supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITION

On February 18, 2011, or the SLTB Transaction Date, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of SLTB from the FDIC, acting in its capacity as receiver of SLTB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received, and recognized certain assets of approximately $365 million, including $139 million in loans, $99 million of cash and cash equivalents, $41 million of securities and $11 million of foreclosed property related to the transaction. These acquired assets represent approximately 20 percent of consolidated total assets at March 31, 2011. The Bank also assumed approximately $266 million of deposits and $62 million of FHLB advances related to the transaction. The Bank also recorded a FDIC shared-loss asset of $70 million, a core deposit intangible of $0.3 million, deferred tax liabilities of $15 million, a FDIC shared-loss liability of $2.6 million and a premium on time deposits acquired of $0.8 million related to the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to expand its footprint into the California central coast region.

As part of the Purchase Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. We refer to the acquired assets subject to the shared-loss agreements collectively as covered assets. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-

loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the Transaction Date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the Transaction Date.

In March 2021, approximately ten years following the Transaction Date, the Bank is required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate ($99.0 million) minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid ($58.0 million), plus (c) 3.5 percent of total loss share assets at acquisition. At the Transaction Date, the Bank estimated a liability, on a present value basis, of $2.6 million under this provision.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the Transaction Date. Results of operations for the three months ended March 31, 2011 include the effects of the SLTB acquisition from the Transaction Date.

The following table summarizes the estimated fair values of the assets acquired, received and recognized and the liabilities assumed and recognized as of the Transaction Date.

(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$98,820
Securities	40,972
Covered loans	138,792
Covered foreclosed property	11,052
FDIC shared-loss asset	70,293
Other assets	5,510

Total assets acquired	$365,439

Liabilities Assumed:
Deposits	$266,149
FHLB advances	61,541
FDIC shared-loss liability	2,564
Deferred taxes	14,594
Other liabilities	437

Total liabilities assumed	345,285
Net assets acquired (after-tax bargain purchase gain)	20,154

Total liabilities and net assets acquired	$365,439

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $34.4 million. The book value of net assets transferred to the Bank was $23.6 million (i.e., the cost basis). The pre-tax gain of $34.7 million or the after-tax gain of $20.2 million recognized by the Company is considered a bargain purchase transaction under ASC 805 “Business Combinations” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company’s Consolidated Statements of Operations. Noninterest expense for the first quarter of 2011 included integration and conversion expenses related to the SLTB acquisition of approximately $515,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Consolidated Statements of Operations.

The Bank did not immediately acquire the banking facility, leases, or furniture or equipment of SLTB as part of the Purchase Agreement. However, the Bank has the option to purchase or lease the banking facility and furniture and equipment from the FDIC. The term of these options expires 90 days after the Transaction Date, unless extended by the FDIC. Acquisition costs of the banking facility and furniture and equipment will be based on current appraisals and determined at a later date. Currently, the banking facility and equipment are being leased from the FDIC on a month-to-month basis. Other immaterial settlements are still pending with the FDIC, and once settled, may result in adjustments to the above amounts, including the bargain purchase gain.

`   The acquisition of assets and liabilities of SLTB were significant at a level to require disclosure of one year of historical financial statements and related pro forma disclosure. However, given the pervasive nature of the shared-loss agreements entered into with the FDIC, the historical information of SLTB are much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure, SLTB had not completed an audit of their financial statements, and the Company determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2010. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain historical and pro forma financial information of SLTB.

    On November 5, 2010, the Bank acquired certain assets and assumed certain liabilities of WCB from the FDIC, acting in its capacity as receiver of WCB. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. The Bank also assumed approximately $105 million of deposits related to the transaction. As part of the purchase and assumption agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from November 5, 2010 and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from November 5, 2010. The Bank operates the one former WCB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to increase its penetration and market share in its existing markets.

The Bank received a cash payment from the FDIC for $2.4 million. The book value of assets transferred to the Bank was $111.1 million. The pre-tax gain of $2.3 million or the after-tax gain of $1.4 million recognized by the Company is considered a bargain purchase gain and was recognized as noninterest income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2010.

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$48,895	$34	$(3)	$48,926
U.S. government agency notes	95,514	564	(367)	95,711
U.S. government agency mortgage-backed securities	50,401	321	(441)	50,281
U.S. government agency collateralized mortgage obligations	91,347	122	(372)	91,097
Private label collateralized mortgage obligations	18,815	—	(3,561)	15,254
Municipal securities	4,276	—	(131)	4,145
Other domestic debt securities	7,219	—	(1,539)	5,680

Securities available-for-sale	$316,467	$1,041	$(6,414)	$311,094

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$51,118	$44	$(8)	$51,154
U.S. government agency notes	59,426	13	(522)	58,917
U.S. government agency mortgage-backed securities	47,505	348	(528)	47,325
U.S. government agency collateralized mortgage obligations	90,120	130	(370)	89,880
Private label collateralized mortgage obligations	20,409	—	(3,515)	16,894
Municipal securities	3,159	—	(157)	3,002
Other domestic debt securities	7,244	—	(1,977)	5,267

Securities available-for-sale	$278,981	$535	$(7,077)	$272,439

As of March 31, 2011, securities available-for-sale with a fair value of $86.0 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	At March 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$6,052	$(3)	$—	$—	$6,052	$(3)
U.S. government agency notes	53,519	(367)	—	—	53,519	(367)
U.S. government agency mortgage-backed securities	33,829	(441)	4	—	33,833	(441)
U.S. government agency collateralized mortgage obligations	46,341	(372)	—	—	46,341	(372)
Private-label collateralized mortgage obligations	—	—	18,815	(3,561)	18,815	(3,561)
Municipal securities	3,060	(131)	—	—	3,060	(131)
Other domestic debt securities	2,500	(3)	4,720	(1,536)	7,220	(1,539)

	$145,301	$(1,317)	$23,539	$(5,097)	$168,840	$(6,414)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

Net unrealized holding losses were $5.4 million at March 31, 2011 and $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, net unrealized holding losses were 1.70 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance	$2,256	$1,115
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	1,066	—

Ending balance	$3,322	$1,115

The majority of unrealized losses at March 31, 2011 relate to a type of mortgage-backed security also known as private-label CMOs. As of March 31, 2011, the par value of these securities was $21.0 million and the amortized cost basis, net of other-than-temporary impairment charges, was $18.8 million. At March 31, 2011, the fair value of these securities was $15.3 million, representing 5 percent of our securities portfolio. Gross unrealized losses related for these private-label CMO’s were $3.6 million, or 19 percent of the amortized cost basis of these securities as of March 31, 2011.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three of our four private-label CMOs, approximately 98 percent of amortized cost, had credit agency ratings of less than investment grade at March 31, 2011.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of March 31, 2011.  Based upon this analysis, we determined that two of the three private-label CMO’s had further other-than-temporary impairment than what had been previously recognized and we recognized a credit loss of $1.1 million in the first quarter of 2011.  The other-than-temporary impairment charge in the current period was due to increased delinquencies and increased loss severity rates which reduced our estimate of future cash flows on these securities. We had previously recognized a credit loss of $2.3 million on these three securities in previous periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$54,957	$54,980
Due after one year through five years	156,948	155,482
Due after five years through ten years	46,267	45,196
Due after ten years	58,295	55,436

Total	$316,467	$311,094

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At March 31, 2011	At December 31, 2010
Commercial mortgage	$388,920	$399,642
Commercial loans and lines of credit	223,302	213,576
Home mortgage	104,847	108,076
Multifamily	126,523	135,639
Construction and land loans	57,894	55,260
Home equity loans and lines of credit	31,882	29,828
Installment and credit card	7,517	5,724

Total loans	940,885	947,745
Allowance for loan losses	(18,666)	(17,033)

Loans, net	$922,219	$930,712

At March 31, 2011, loans with a balance of $589.1 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred loan costs of $0.6 million and $0.4 million at March 31, 2011 and December 31, 2010, respectively.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange, Ventura, Riverside, San Bernardino, San Diego and San Luis Obispo Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, the economic conditions, particularly the recent decline in real estate values in Southern California, could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Beginning balance	$17,033	$16,505
Provision for loan losses	2,500	1,754
Loans charged-off	(893)	(2,733)
Recoveries on loans previously charged-off	26	72

Ending balance	$18,666	$15,598

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended March 31, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At March 31, 2011, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033
Charge-offs	(312)	(121)	(65)	(3)	(352)	-	(40)	(893)
Recoveries	-	22	-	-	-	-	4	26
Provision	1,770	848	127	(866)	763	(175)	33	2,500
Ending balance	$7,592	$5,683	$2,335	$829	$1,907	$241	$79	$18,666

Ending balance; individually
evaluated for impairment	$-	$2,091	$-	$-	$275	$-	$3	$2,369

Ending balance; collectively
evaluated for impairment	7,592	3,592	2,335	829	1,632	241	76	16,297

Ending balance	$7,592	$5,683	$2,335	$829	$1,907	$241	$79	$18,666

Non-covered loan balances:
Ending balance	$388,920	$223,302	$126,523	$57,894	$104,847	$31,882	$7,517	$940,885
Ending balance; individually
evaluated for impairment	$1,458	$13,814	$2,096	$133	$2,594	$-	$6	$20,101
Ending balance; collectively
evaluated for impairment	$387,462	$209,488	$124,427	$57,761	$102,253	$31,882	$7,511	$920,784

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended March 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At March 31, 2010, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$4,850	$4,796	$3,277	$2,460	$605	$453	$64	$16,505
Charge-offs	(155)	(763)	(1,162)	(367)	(65)	(199)	(22)	(2,733)
Recoveries	14	54	-	-	-	-	4	72
Provision	290	505	(103)	782	68	196	16	1,754
Ending balance	$4,999	$4,592	$2,012	$2,875	$608	$450	$62	$15,598

Ending balance; individually
evaluated for impairment	$245	$858	$-	$898	$-	$-	$-	$2,001

Ending balance; collectively
evaluated for impairment	4,754	3,734	2,012	1,977	608	450	62	13,597

Ending balance	$4,999	$4,592	$2,012	$2,875	$608	$450	$62	$15,598

Non-covered loan balances:
Ending balance	$425,680	$230,396	$138,327	$61,403	$110,122	$29,963	$5,724	$1,001,615
Ending balance; individually
evaluated for impairment	$3,745	$3,803	$-	$27,720	$1,766	$-	$-	$37,034
Ending balance; collectively
evaluated for impairment	$421,935	$226,593	$138,327	$33,683	$108,356	$29,963	$5,724	$964,581

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest and are also considered impaired loans.  Total non-covered nonaccrual loans totaled $21.2 million at March 31, 2011 as compared to $18.2 million at December 31, 2010. The allowance for loan losses maintained for nonaccrual loans was $2.4 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively. Had these loans performed according to their original terms, additional interest income of $0.3 million and $0.6 million would have been recognized in the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the amounts and categories of our non-covered non-performing loans and the amount of non-covered foreclosed property at the dates indicated:

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)
Accruing loans more than 90 days past due
Aggregate loan amounts
Multifamily	$544	$—

Total	$544	$—

Non-accrual loans
Aggregate loan amounts
Construction and land	$133	$698
Commercial mortgage	1,458	1,458
Multifamily	2,096	668
Commercial loans	14,887	13,450
Home mortgage	2,581	1,967
Installment	31	—

Total non-accrual loans	$21,186	$18,241

Total non-performing loans	$21,730	$18,241

Foreclosed property	$20,855	$26,011

Included in non-covered non-accrual loans at March 31, 2011 were eleven restructured loans totaling $3.2 million. The eleven loans consist of two home mortgage loans and nine commercial loans. Interest income recognized on these loans was $8,000 for the three months ended March 31, 2011. We had no commitments to lend additional funds to these borrowers.

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

Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The table below presents the non-covered loan portfolio by credit quality indicator as of March 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial mortgage	$360,818	$15,327	$12,775	$—	$—	$388,920
Commercial loans and lines	196,789	3,780	21,685	1,048	—	223,302
Multifamily	115,388	5,552	5,583	—	—	126,523
Construction and land	55,171	203	2,520	—	—	57,894
Home mortgage	94,548	7,303	2,721	—	275	104,847
Home equity loans and lines	30,432	1,405	45	—	—	31,882
Installment	6,647	280	584	6	—	7,517

	$859,793	$33,850	$45,913	$1,054	$275	$940,885

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010. There were no Loss grade loans as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total

			(in thousands)
Commercial mortgage	$372,969	$20,899	$5,774	$—	$399,642
Commercial loans and lines	188,548	4,401	20,449	178	213,576
Multifamily	127,549	4,187	3,903	—	135,639
Construction and land	46,137	133	8,990	—	55,260
Home mortgage	103,669	—	4,407	—	108,076
Home equity loans and lines	28,378	1,405	45	—	29,828
Installment	5,412	289	23	—	5,724

	$872,662	$31,314	$43,591	$178	$947,745

Loans are tracked by the number of days borrower payments are past due. The table below presents an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
(in thousands)
Commercial loans and lines	$716	$675	$-	$1,391	$14,887	$207,024	$223,302
Commercial mortgage	977	-	-	977	1,458	386,485	388,920
Multifamily	-	-	544	544	2,096	123,883	126,523
Construction and land	-	-	-	-	133	57,761	57,894
Home mortgage	-	-	-	-	2,581	102,266	104,847
Home equity loans and lines	-	-	-	-	-	31,882	31,882
Installment	24	-	-	24	31	7,462	7,517
Total	$1,717	$675	$544	$2,936	$21,186	$916,763	$940,885

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial mortgage	$658	$686	$1,344	$1,458	$396,840	$399,642
Commercial loans and lines	896	449	1,345	13,449	198,782	213,576
Multifamily	632	—	632	668	134,339	135,639
Construction and land	—	8,293	8,293	698	46,269	55,260
Home mortgage	—	—	—	1,968	106,108	108,076
Home equity loans and lines	—	—	—	—	29,828	29,828
Installment	7	9	16	—	5,708	5,724

	$2,193	$9,437	$11,630	$18,241	$917,874	$947,745

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $20.4 million and $38.2 million in the three months ended March 31, 2011 and 2010, respectively. Impaired loans were $20.1 million and $17.2 million at March 31, 2011 and December 31, 2010, respectively. Of the $20.1 million of impaired loans at March 31, 2011, $11.3 million had specific reserves totaling $2.4 million. Of the $17.2 million of impaired loans at December 31, 2010, $12.5 million had specific reserves totaling $2.0 million.

Impaired non-covered loans as of March 31, 2011 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$20,151	$2,800	$11,015	$13,815	$2,091	$13,053	$-
Commercial mortgage	1,458	1,458	-	1,458	-	1,458	-
Multifamily	2,376	2,096	-	2,096	-	1,330	-
Construction and land	133	133	-	133	-	44	-
Home mortgage	3,388	2,318	275	2,593	275	2,098	-
Installment	6	-	6	6	3	2	-
Total	$27,512	$8,805	$11,296	$20,101	$2,369	$17,985	$-

Impaired non-covered loans as of December 31, 2010 are set forth in the following table.

(in thoursands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$19,211	$1,691	$10,685	$12,376	$1,627	$5,701	$-
Commercial mortgage	1,458	1,458	-	1,458	-	486	-
Multifamily	905	-	668	668	150	670	-
Home mortgage	2,542	1,530	437	1,967	18	1,189	-
Construction	698	-	698	698	168	223	-
Total	$24,814	$4,679	$12,488	$17,167	$1,963	$8,269	$-

NOTE 6 – COVERED LOANS AND FDIC SHARED-LOSS ASSET

Covered assets consist of loans receivable and foreclosed property that we acquired in the FDIC-assisted SLTB and WCB acquisitions for which we entered into shared-loss agreements with the FDIC. The Bank will share in the losses with the FDIC, which begin with the first dollar of loss incurred on the loan pools (including single-family residential mortgage loans, commercial loans and foreclosed property) covered under our shared-loss agreements.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Bank for 80 percent of eligible losses with respect to covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered loans. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition date and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition date.

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2011	At December 31, 2010
Home mortgage	$49,934	$2,046
Commercial mortgage	45,027	26,046
Construction and land loans	36,207	6,143
Commercial loans and lines of credit	21,304	16,820
Multifamily	19,273	2,688
Home equity loans and lines of credit	9,689	135
Installment and credit card	3,571	—

Total covered loans	$185,005	$53,878

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $87.1 million at March 31, 2011 and $16.7 million at December 31, 2010.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the three months ended March 31, 2011.

	Three months ended March 31,
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	22	—	22
Net accretion	33	—	33

Balance, end of period	$16,780	$70,293	$87,073

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.6 million and $1.0 million at March 31, 2011 and December 31, 2010.

We evaluated the acquired covered loans and have elected to account for the loans with evidence of credit deterioration since origination under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. In accordance with ASC 310-30 and in estimating the fair value of the covered loans at the acquisition date, we (a) estimated the contractual amount and timing of undiscounted principal and interest payments, or undiscounted contractual cash flows, and (b) estimated the amount and timing of undiscounted expected principal and interest payments, or undiscounted expected cash flows. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represented an estimate of the undiscounted loss exposure in the acquired loan portfolios at the acquisition dates. Of the $194.3 million of loans acquired in the FDIC-assisted SLTB and WCB acquisitions, $54.4 million were considered to have deteriorated credit quality at acquisition.

On the acquisition dates, the amounts by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the accretable yield. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the carrying value of the pool and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the carrying value of the pool and are recognized by recording a provision for credit losses and establishing an allowance for credit losses. As the accretable yield increases due to cash flow expectations, the offset is a change to the nonaccretable difference.

The acquired covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring practices. The covered loans have the same credit quality indicators, such as risk grade and classification, as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment. If credit deteriorates beyond the respective acquisition date fair value amount of covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase of the FDIC shared-loss asset.

At March 31, 2011 and December 31, 2010, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration, if any, was not beyond the acquisition date fair value amounts of the covered loans.

At March 31, 2011, covered accruing loans more than ninety days past due were $4.2 million, covered non-accrual loans were $42.4 million and covered foreclosed property was $11.1 million. Included in covered non-accrual loans were restructured loans totaling $27.3 million.

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

At March 31, 2011, the composition of the covered loan portfolio by credit quality indicator was: Pass - $73.2 million; Special Mention - $25.5 million; Substandard - $83.2 million; Doubtful - $3.1 million; and Loss - $0.2 million.

At December 31, 2010, the composition of the covered loan portfolio by credit quality indicator was: Pass - $31.3 million; Special Mention - $4.2 million; Substandard - $15.5 million; and Doubtful - $2.9 million.

NOTE 7 – FORECLOSED PROPERTY

Non-covered foreclosed property at March 31, 2011 consists of a $15.2 million completed office complex project consisting of 19 buildings in Ventura County, a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.0 million industrial property in Santa Clara County. The remainder represents one office building and four single-family residences in Southern California that together total $1.4 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	8	$26,011	1	$4,893
New properties added	-	-	2	1,440
Valuation allowances	-	(5,111)	-	-
Sales proceeds received	-	(45)	(1)	(336)
Ending balance	8	$20,855	2	$5,997

Subsequent to the end of the 2011 first quarter, we sold one unit from our completed office complex for $0.4 million and entered into escrow for the sale of another. Sales prices were consistent with the recent appraisal for this office complex.

Covered foreclosed property at March 31, 2011 was $11.1 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $2.3 million of properties and acquired and added $12.4 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	2	$977	-	$-
New properties acquired	22	11,052	-	-
New properties added	1	1,401	-	-
Dispositions of properties	(4)	(2,334)	-	-
Ending balance	21	$11,096	-	$-

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at March 31, 2011 and at December 31, 2010.  No impairment loss was recognized for the three-month periods ended March 31, 2011 and March 31, 2010.

Core deposit intangibles, net of accumulated amortization, were $7.4 million at both March 31, 2011 and at December 31, 2010.  Amortization expense for the three months ended March 31, 2011 and 2010 was $316,000 in both periods. A core deposit intangible of $0.3 million was recorded in the first quarter of 2011 as part of the San Luis Trust Bank acquisition which will be amortized using an accelerated basis over ten years.

Trade name intangible, net of accumulated amortization, was $2.4 million at March 31, 2011 and $2.5 million at December 31, 2010. Amortization expense for the three months ended March 31, 2011 and 2010 was $100,000 in each period.

NOTE 9 — DERIVATIVES AND HEDGING ACTIVITY

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$702	Other Assets	$697	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$702		$697		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2011, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. Two of the caps are forward-starting and were not effective during the three months ended March 31, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three months ended March 31, 2011 and 2010.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $34,823 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Interest Rate Products	$5	$(88)	Interest income	$(2)	$—	Other non-interest income	$—	$—

Total	$5	$(88)		$(2)	$—		$—	$—

Credit-risk-related Contingent Features

The terms of the one outstanding interest rate cap at March 31, 2011 does not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

The Company has no derivatives payable, so consideration of the Company’s own credit risk is not applicable.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2011		2010
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic

Net income as reported	$15,588	$15,588	$117	$117
Less preferred stock dividend declared	(313)	(313)	(313)	(313)
Net income (loss) available to common shareholders	$15,275	$15,275	$(196)	$(196)
Weighted average common shares outstanding-Basic	28,178	28,178	12,910	12,910
Options	-	-	-	-
Restricted stock	29	-	-	-
Convertible preferred stock	312	-	-	-
Weighted average common shares outstanding-Diluted(1)	28,519	28,178	12,910	12,910
Net income (loss) per common share	$0.54	$0.54	$(0.02)	$(0.02)
_________________________
(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the period presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. The dilutive calculation excludes 312,607 weighted average shares for the three months ended March 31, 2010.

The increase in weighted average common shares outstanding for the three months ended March 31, 2011 compared to prior periods was the result of the Company’s consummation of an underwritten public offering of common stock at a price of $2.50 per share in March 2010.  The Company sold 16,560,000 common shares, which include the exercise by the underwriter of its over-allotment option, for gross proceeds of $41.1 million. The Company contributed $36.0 million to our bank subsidiary. The Company intends to use the net proceeds of this public offering for general corporate purposes, including funding working capital requirements, supporting the growth of our business from internal efforts and from whole bank or failed bank acquisitions, and regulatory capital needs related to any such growth and acquisitions.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three Months ended March 31,
(in thousands)	2011	2010
Other comprehensive income:
Unrealized gain (loss) on interest rate cap	$5	$(88)
Unrealized gain on securities available for sale	674	2,704
Reclassification adjustment for securities gains included in net income	—	(132)

Other comprehensive income, before tax	679	2,484
Income tax expense related to items of other comprehensive income	(285)	(1,100)

Other comprehensive income	394	1,384
Net income	15,588	117

Comprehensive income	$15,982	$1,501

NOTE 12 – FAIR VALUE MEASUREMENTS

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and foreclosed property. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by the FASB accounting standards codification related to fair value disclosure reporting.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at March 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2011, Using
	Fair value at March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$48,926	$—	$48,926	$—
U.S. government agency notes	95,711	—	95,711	—
U.S. government agency mortgage-backed securities	50,281	—	50,281	—
U.S. government agency collateralized mortgage obligations	91,097	—	91,097	—
Private label collateralized mortgage obligations	15,254	—	15,254	—
Municipal securities	4,145	—	4,145	—
Other domestic debt securities	5,680	—	5,680	—
Interest rate caps	702	—	702	—

Total assets measured at fair value	$311,796	$—	$311,796	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2011, Using
	Fair value at March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Non-covered impaired loans	$8,927	$—	$—	$8,927	$(510)
Non-covered foreclosed property	20,855	—	—	20,855	(5,112)
Covered foreclosed property	11,096	—	—	11,096	—

Total assets measured at fair value	$40,878	$—	$—	$40,878	$(5,622)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$51,154	$—	$51,154	$—
U.S. government agency notes	58,917	—	58,917	—
U.S. government agency mortgage-backed securities	47,325	—	47,325	—
U.S. government agency collateralized mortgage obligations	89,880	—	89,880	—
Private label collateralized mortgage obligations	16,894	—	16,894	—
Municipal securities	3,002	—	3,002	—
Other domestic debt securities	5,267	—	5,267	—
Interest rate caps	697	—	697	—

Total assets measured at fair value	$273,136	$—	$273,136	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Non-covered impaired loans	$10,526	$—	$—	$10,526	$(4,395)
Non-covered foreclosed property	26,011	—	—	26,011	(1,481)
Covered foreclosed property	977	—	—	977	—

Total assets measured at fair value	$37,514	$—	$—	$37,514	$(5,876)

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended March 31, 2011. There have been no changes in valuation techniques for the quarter ended March 31, 2011 and are consistent with techniques used in prior periods.

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

Loans – Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements.  Loans were divided into four major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months,  (3) impaired loans, and (4) loans acquired in the Western Commercial Bank and San Luis Trust Bank acquisitions. We estimated the fair value of impaired loans and loans that mature or re-price within three months, impaired loans and loans acquired in the WCB and SLTB acquisitions at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

FDIC shared-loss asset – The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets and discounted by a rate reflective of the creditworthiness of the FDIC as would be required by market.

Bank owned life insurance assets- Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Interest rate caps – The fair value of the interest rate caps are estimated using a system that constructs a yield curve based on cash LIBOR rates and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate caps.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	March 31,2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$155,367	$155,367	$88,003	$88,003
Securities available-for-sale	311,094	311,094	272,439	272,439
FHLB and other stock	13,076	13,076	9,458	9,458
Bank owned life insurance assets	12,342	12,342	12,232	12,232
Non-covered loans, net	922,219	772,727	928,704	775,051
Covered loans	185,005	185,005	55,878	55,878
FDIC shared-loss asset	87,073	87,073	16,725	16,725
Interest rate cap	702	702	697	697
Financial liabilities:
Demand deposits, money market and savings	$882,233	$882,233	$808,575	$808,575
Time certificates of deposit	529,443	534,102	347,713	350,787
FHLB advances and other borrowings	124,791	129,378	131,500	137,485
Junior subordinated debentures	26,805	14,617	26,805	14,617
FDIC shared-loss liability	3,573	3,573	988	988

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s outstanding commitments:
	March 31,	December 31,
	2011	2010
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$190,980	$199,937
Commercial and standby letters of credit	1,434	1,615

	$192,414	$201,552

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

As of March 31, 2011 and December 31, 2010, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

NOTE 14 – SUBSEQUENT EVENT

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. At December 31, 2010, the division had deposits of approximately $74 million and revenues for 2010 were $3.3 million. At the closing date, deposits were approximately $91 million. The Electronic Payment Services Division, its new name under the Bank, is a leader in the electronic payment industry with a history of successful stored-value card programs and merchant acquiring programs. The Bank will issue prepaid cards and sponsor merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and US territories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking statements about us; we intend these statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration, which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

●	changes in consumer spending, borrowings and savings habits;

●	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

●	a slowdown in construction activity;

●	technological changes;

●	the cost of additional capital is more than expected;

●	a change in the interest rate environment reduces interest margins;

●	asset/liability repricing risks and liquidity risks;

●	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

●	legislative, accounting or regulatory requirements or changes adversely affecting our business;

●	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

●	recent volatility in the credit or equity markets and its effect on the general economy;

●	the costs and effects of legal, accounting and regulatory developments;

●	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

●	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in our 2010 Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products through 19 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At March 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $214.1 million. At December 31, 2010, we had consolidated total assets of $1.5 billion, total loans of $1.0 billion, deposits of $1.2 billion and shareholders’ equity of $198.0 million.

For the first quarter of 2011, we had net income available to common shareholders of $15.3 million, compared to a net loss of $0.2 million for the first quarter of 2010.  The increase in net income for the 2011 first quarter was due largely to a pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After a dividend payment on our Series B preferred shares of $312,500 in the first quarter of 2011 and 2010, we recorded income per diluted common share of $0.54 for the 2011 first quarter and a loss per diluted common share of $0.02 for the 2010 first quarter.

On April 8, 2011, we completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. At December 31, 2010, the division had deposits of approximately $74 million and revenues for 2010 were $3.3 million. At the closing date, deposits were approximately $91 million. The Electronic Payment Services Division, its new name under the Bank, is a leader in the electronic payment industry with a history of successful stored-value card programs and merchant acquiring programs. We will issue prepaid cards and sponsor merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and US territories.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.7 million at March 31, 2011 and was $17.0 million at December 31, 2010.

Foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of foreclosed property was $32.0 million at March 31, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2011 or December 31, 2010. There were net deferred tax liabilities of $11.3 million at March 31, 2011 and net deferred tax assets of $4.6 million at December 31, 2010.

FDIC shared-loss asset

The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC shared-loss asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain of the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to non-interest income.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2011, we had $26.8 million notional forward-starting interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 first quarter effectiveness assessment indicated that these instruments were effective.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value.  Based on the results of our assessment, we concluded that the fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2010.  At March 31, 2011, we did not perform an interim assessment because first quarter results were not materially different from the estimates used in our year-end assessment.

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

For the three months ended March 31, 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment charge of $18,000 on a $1.0 million community development-related equity investment.

Results of operations – for the three months ended March 31, 2011 and 2010

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

Our net interest income for the three months ended March 31, 2011 and 2010 was $12.8 million and $10.7 million, respectively. The 20 percent increase in net interest income in 2011 compared to 2010 was due to higher levels of interest earning assets and lower rates paid on interest bearing liabilities. The FDIC-assisted acquisitions of Western Commercial Bank in November 2010 and San Luis Trust Bank in February 2011 contributed significantly to the increase in earning assets. Interest income for the 2011 first quarter was $16.5 million, up $1.9 million from $14.6 million for the 2010 first quarter. The increase was due primarily to higher average balances of interest earning assets. Interest expense for the 2011 first quarter was $3.7 million, down $1.5 million from $3.9 million for the 2010 first quarter. The decrease was due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the first quarter of 2011 was 3.52 percent compared with 3.39 percent for the same quarter last year. Compared with the first quarter a year ago, our net interest margin increased by 13 basis points due to the positive effects from higher levels of interest earning assets and lower rates paid on interest bearing liabilities. The yield on interest-earning assets for the first quarter of 2011 was 4.54 percent, down 8 basis points from 4.62 percent for the first quarter a year ago. The net interest margin in the first quarter of 2011 was also helped by a continued reduction in the cost of our interest-bearing liabilities, which equaled 1.30 percent for the 2011 first quarter, compared with 1.66 percent in the first quarter a year ago.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three months ended March 31, 2011 and 2010.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$1,079,248	$15,132	5.69%	$929,662	$12,987	5.67%
Securities	295,416	1,311	1.78%	341,890	1,589	1.90%
Federal funds sold and deposits with banks	100,472	69	0.28%	11,155	20	0.72%

Total earning assets	1,475,136	$16,512	4.54%	1,282,707	$14,596	4.62%

Non-earning assets	248,265			160,393

Total average assets	$1,723,401			$1,443,100

Interest bearing checking	$96,460	$90	0.38%	$79,663	$64	0.32%
Savings and money market	435,508	1,104	1.03%	347,248	917	1.07%
Certificates of deposit	472,913	1,148	0.98%	362,932	1,191	1.33%

Total interest bearing deposits	1,004,881	2,342	0.95%	789,843	2,172	1.12%

Borrowings	142,534	1,060	3.02%	139,042	1,312	3.83%
Junior subordinated debentures	26,805	331	4.90%	26,759	439	6.56%

Total borrowed funds	169,339	1,391	3.34%	165,801	1,751	4.25%

Total interest bearing funds	1,174,220	$3,733	1.30%	955,644	$3,923	1.66%

Noninterest checking	331,975			305,047
Other liabilities	14,275			14,430
Shareholders’ equity	202,931			167,979

Total liabilities and shareholders’ equity	$1,723,401			$1,443,100

Net interest income		$12,779			$10,673
Net interest margin (tax equivalent) 2			3.52%			3.39%
______________________
1
Yields and amounts earned on loans include loan fees of $0 and ($0.2) million for the three months ended March 31, 2011 and 2010, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $21.5 million and $37.9 million for the respective periods.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended March 31, 2011 to 2010 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$55	$2,090	$2,145
Interest on securities	(62)	(216)	(278)
Interest on Federal funds sold and deposits with banks	(111)	160	49

Total interest income	(118)	2,034	1,916

Interest expense
Interest on deposits	421	(591)	(170)
Interest on borrowings	285	(33)	252
Interest on junior subordinated debentures	109	(1)	108

Total interest expense	815	(625)	190

Net interest income	$697	$1,409	$2,106
____________________________
(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $2.5 million for the three months ended March 31, 2011 compared with $1.8 million for the three months ended March 31, 2010. The increased provision for 2011 reflects the effects of the prolonged recession on our borrower’s ability to repay their loans and current estimated real estate values in our lending markets.  The provision for loan losses relates to the non-covered loan portfolio; there was no provision required for the covered loan portfolio for the three months ended March 31, 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $34.9 million for the 2011 first quarter compared with $1.2 million for the same period a year ago. The increase reflects the $34.7 million pre-tax bargain purchase gain on the FDIC-assisted SLTB acquisition.

The following table presents a summary of noninterest income:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Service charges on deposit accounts	$897	$785
Earnings on cash surrender value of life insurance	110	111
Net gain on sale of securities	—	132
Impairment loss on securities	(1,066)	(18)
Gain on acquisition	34,736	—
Other income	232	183

Total noninterest income	$34,909	$1,193

Our service charges on deposit accounts for the three months ended March 31, 2011 increased to $0.9 million, up 14 percent from $0.8 million for the three months ended March 31, 2010. The increase reflects the growth of our transactional deposit accounts over the last twelve months.

We recognized an impairment loss of $1.1 million in the first quarter of 2011 on two private-label CMO securities. We also recognized in noninterest income an impairment loss of $18,000 on a $1.0 million community development-related equity investment in the three months ended March 31, 2010. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the first quarter of 2011, we did not sell any securities. In the first quarter of 2010, we sold $35.6 million of securities and realized net gains of $132,000.

Noninterest expense

Our noninterest expense for the three months ended March 31, 2011 was $18.3 million compared with $9.9 million for the three months ended March 31, 2010. Salaries and employee benefits for the 2011 first quarter increased $1.1 million, or 22 percent, to $6.1 million from $5.0 million for the 2010 first quarter. The increase reflects the workforce increases from the FDIC-assisted acquisitions of WCB and SLTB.  We had 260 employees as of March 31, 2011 compared with 250 at the end of the year ago period. Loss on and expense of foreclosed property increased $5.2 million to $5.3 million for the first quarter of 2011 from $0.1 million for the first quarter of 2010. The increase was due to valuation allowances recorded on our two largest foreclosed properties of $5.1 million. Included  in the “Legal, audit and other professional expense” category below for the first quarter of 2011 was approximately $0.7 million of legal expense due to ongoing collection and resolution activities.

The following table presents a summary of noninterest expense:

	For the three months ended March 31,
	2011	2010
	(in thousands)
Salaries and employee benefits	$6,068	$4,970
Premises and equipment	1,539	1,537
Data processing	1,061	595
Legal, audit, and other professional services	1,660	182
Printing, stationery, and supplies	96	12
Telephone	166	224
Directors’ expense	106	120
Advertising, marketing and business development	369	227
Postage	56	56
Insurance and regulatory assessments	663	800
Loss on and expense of foreclosed property	5,252	78
Amortization of intangible assets	416	416
Other expenses	861	699

Total noninterest expense	$18,313	$9,916

The 2011 first quarter also included integration and conversion expenses related to the FDIC-assisted SLTB acquisition of approximately $515,000. These charges affected the “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories in the table above.

We did not acquire any non-covered real estate through foreclosure or sell any previously foreclosed upon non-covered real estate in the quarter ended March 31, 2011. However, we did record valuation allowances of $5.1 million on our two largest foreclosed properties in the first quarter of 2011 to reduce the carrying values to their recently appraised fair values less estimated costs of disposal. The cost of foreclosed real estate and the loss on sale of foreclosed real estate was $78,000 for the first quarter of 2010.

Our efficiency ratio was 38 percent for the first quarter of 2011 compared with 81 percent for the first quarter of 2010. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in the efficiency ratio for the first quarter of 2011 as compared to the first quarter of 2010 was due primarily to higher noninterest income due to the bargain purchase gain on the FDIC-assisted SLTB acquisition.

Income taxes

The income tax provision was $11.3 million for the three months ended March 31, 2011 compared with $0.1 million for the same period in 2010. The combined federal and state effective tax rate for the three months ended March 31, 2011 was 42.0 percent compared with 40.3 percent for the same period in 2010.

Financial position – March 31, 2011 compared with December 31, 2010

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

Loans

Loans increased $124.2 million, or 12 percent, to $1.1 billion at March 31, 2011 from $1.0 billion at December 31, 2010. Loan growth is primarily the result of $136.8 million of loans acquired in the FDIC-assisted SLTB acquisition.

(in thousands)	At March 31, 2011	At December 31, 2010
Commercial mortgage	$433,947	$425,680
Commercial loans and lines of credit	244,606	230,396
Home mortgage	154,781	110,122
Multifamily mortgage	145,796	138,327
Construction and land development	94,101	61,403
Home equity loans and lines of credit	41,571	29,963
Installment and credit card	11,088	5,724

Total loans	1,125,890	1,001,615
Allowance for loan losses	(18,666)	(17,033)

Loans, net	$1,107,224	$984,582

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

Covered assets consist of loans and foreclosed property that we acquired in the WCB and SLTB acquisitions and for which we entered into shared-loss agreements with the FDIC. We will share in the losses, which begin with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans and foreclosed property) covered (“covered assets”) under the shared-loss agreements. All other loans in our loan portfolio not acquired from WCB or SLTB are referred to as non-covered loans.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse us for 80 percent of eligible losses with respect to covered assets. We have a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered assets. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition dates.

 The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2011	At December 31, 2010
Home mortgage	$49,934	$2,046
Commercial mortgage	45,027	26,046
Construction and land loans	36,207	6,143
Commercial loans and lines of credit	21,304	16,820
Multifamily	19,273	2,688
Home equity loans and lines of credit	9,689	135
Installment and credit card	3,571	—

Total covered loans	$185,005	$53,878

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. We accrete into noninterest income the difference between the present value of undiscounted contractual cash flows and the amount we expect to collect from the FDIC over the life of the FDIC shared-loss asset. The FDIC shared-loss asset was $87.1 million at March 31, 2011 and $16.7 million at December 31, 2010. The increase was due to the initial FDIC shared-loss asset recorded in conjunction with the FDIC-assisted SLTB acquisition on February 18, 2011.

Commercial mortgage loans, the largest segment of our portfolio, were 39 percent of total loans at March 31, 2011 compared with 43 percent at December 31, 2010. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been office, industrial, and retail, representing approximately 68 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At March 31, 2011	At December 31, 2010
Southern California
Los Angeles	$218,939	$217,928
Orange	29,838	29,786
Ventura	113,702	115,399
Riverside	20,559	20,458
San Bernardino	16,128	16,233
San Diego	15,302	15,859
Santa Barbara	229	921
San Luis Obispo	7,969	—

Total Southern California	422,666	416,584

Northern California
Alameda	342	344
Alpine	1,102	—
Contra Costa	376	383
Fresno	2,433	2,443
Imperial	348	352
Kern	895	920
Madera	533	536
Mono	192	193
Placer	613	613
Sacramento	344	348
San Mateo	2,391	2,401
Solano	270	272
Tulare	1,442	291

Total Northern California	11,281	9,096

Total commercial mortgage loans	$433,947	$425,680

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At March 31, 2011	At December 31, 2010
Industrial/warehouse	$120,359	$119,576
Office	106,557	106,285
Retail	67,004	67,886
Hotel	24,256	24,429
Self storage	21,712	21,623
Medical	16,000	14,527
Mixed use	11,688	12,061
Restaurant	8,996	9,419
Assisted living	5,738	5,769
All other	51,637	44,105

Total commercial mortgage loans	$433,947	$425,680

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.35. Before the third quarter of 2009, our maximum loan-to-value was 70 percent and the minimum debt service coverage ratio was 1.25. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.6 percent and the weighted average debt service coverage ratio was 1.66 at March 31, 2011. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 22 percent of total loans at March 31, 2011, down from 23 percent at December 31, 2010. Unused commitments on commercial loans were $136.6 million at March 31, 2011 compared with $134.9 million at December 31, 2010. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At March 31, 2011, eight loans under these facilities had outstanding balances of $19.8 million. These loans consist of seven motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At March 31, 2011, we also have commitments of $20.0 million for three other motion picture and video production facilities with no outstanding balances. Below is a table of our loans by business sector.

Commercial loans by industry/sector (in thousands)	At March 31, 2011	At December 31, 2010
Services	$64,092	$58,648
Real Estate	61,335	59,327
Information	37,559	44,163
Trade	19,974	23,693
Manufacturing	19,079	22,939
Healthcare	16,685	17,119
Transportation and warehouse	4,938	4,507
Other	20,944	—

Total commercial loans	$244,606	$230,396

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

Construction and land loans represent 8 percent of total loans at March 31, 2011, up from 6 percent at December 31, 2010. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 58.1 percent at March 31, 2011. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our construction and land loans by county.

Construction and land loans by county (in thousands)	At March 31, 2011		At December 31, 2010
	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$36,059	$19,624	$29,305	$23,296
Orange	15,019	14,152	15,019	14,239
Ventura	20,160	11,483	22,483	16,454
Riverside	3,984	3,899	3,984	3,906
San Luis Obispo	42,122	42,117	691	685
Santa Barbara	2,840	2,826	2,840	2,823

Total construction and land loans	$120,184	$94,101	$74,322	$61,403

We are mindful of the economic disruption in our marketplace and have supplemented our regular monitoring practices with updated project appraisals, re-evaluation of estimated project marketing time and re-evaluation of the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves) when necessary. We also re-evaluate the ability of the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve is not sufficient, we request the project sponsor to make payments to us from their general resources or request the project sponsor to place with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 13 percent of total loans at March 31, 2011, down from 14 percent as of December 31, 2010.  Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 60.3 percent and the weighted average debt service coverage ratio was 1.27 for our multifamily portfolio at March 31, 2011. Below is a table of our multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2011	At December 31, 2010
Southern California
Los Angeles	$94,088	$95,586
Orange	15,866	15,948
Ventura	7,464	7,495
Riverside	501	502
San Bernardino	3,968	3,979
San Diego	4,981	4,999
Santa Barbara	1,869	1,875
San Luis Obispo	9,161	—

Total Southern California	137,898	130,384

Multifamily mortgage loans by region/county (in thousands)	At March 31, 2011	At December 31, 2010
Northern California
Alameda	785	787
Calaveras	1,352	1,357
Fresno	243	245
Kern	2,590	2,609
Merced	660	664
Monterey	377	379
Mono	227	228
San Francisco	1,324	1,329
Santa Cruz	340	345

Total Northern California	7,898	7,943

Total multifamily mortgage	$145,796	$138,327

Allowance for non-covered loan losses

We maintain an allowance for loan losses to provide for inherent losses in the non-covered loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time their principal or interest becomes 120 days delinquent unless the loan is well secured and in the process of collection. We charge-off consumer loans when they become 90 days delinquent unless they too are well secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of collateral. In those cases where the collateral value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for non-covered loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters.

Our evaluation of the adequacy of the allowance for loan losses includes a review of individual non-covered loans to identify specific probable losses and assigns estimated loss factors to specific groups or types of non-covered loans to calculate possible losses. In addition, we estimate the probable loss on previously accrued but unpaid interest. We refer to these as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual non-covered loans and concentrations of credit. We refer to these as qualitative considerations.

Our 2011 first quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised upward our estimated loss factors in our quantitative considerations.

As a result, the allowance for non-covered loan losses increased to $18.7 million at March 31, 2011 from $17.0 million at December 31, 2010. The provision for non-covered loan losses was $2.5 million for the three months ended March 31, 2011 compared with $1.8 million for the three months ended March 31, 2010. The ratio of the allowance for non-covered loan losses to non-covered loans was 1.98 percent at March 31, 2011 compared with 1.80 percent at December 31, 2010 and 1.70 percent at March 31, 2010.

We believe that our allowance for non-covered loan losses was adequate at March 31, 2011; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Beginning balance	$17,033	$16,505
Provision for non-covered loan losses	2,500	1,754
Loans charged-off	(893)	(2,733)
Recoveries on loans charged-off	26	72

Ending balance	$18,666	$15,598

Allowance to non-covered loans	1.98%	1.70%
Net non-covered loans charged-off to average non-covered loans (annualized)	0.37%	1.15%

The following table presents the net non-covered loan charge-offs by loan type for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Construction and land	$3	$367
Home mortgage	352	65
Commercial loans & lines	98	709
Commercial mortgage	379	1,302
Equity loans and lines	-	199
Installment	35	19

Total	$867	$2,661

Net non-covered loan charge-offs for the three months ended March 31, 2011 were $0.9 million compared with $2.7 million for the same period last year. There were no individually significant charge-offs in the first quarter of 2011. In the 2010-first quarter, significant charge-offs consisted of a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Also in the 2010 first quarter we had a $325,000 charge-off on a $0.8 million completed construction project to reduce the balance to the expected net proceeds from the sale of the remaining collateral. Net non-covered loan charge-offs to average non-covered loans for the 2011 first quarter were 0.37 percent compared with 1.15 percent for the 2010 first quarter.

The following table presents the allocation of the allowance for non-covered loan losses to each loan category and the percentage relationship of non-covered loans in each category to total non-covered loans:

	March 31, 2011		December 31, 2010
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$7,591	45%	$6,134	42%
Multifamily mortgage	2,335	14%	2,273	14%
Commercial loans	5,683	21%	4,934	23%
Construction loans	829	4%	1,698	6%
Home equity loans and lines	241	1%	416	3%
Home mortgage	1,907	14%	1,496	11%
Installment and credit card	80	1%	82	1%

Total	$18,666	100%	$17,033	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The following table presents non-covered past due and nonaccrual loans. We had twelve restructured loans for $3.2 million at March 31, 2011. One loan for $0.7 million is included in the $2.4 million of loans past due 30 – 89 days shown below. Eleven loans for $2.6 million are included in the $21.2 million nonaccrual loan total shown below. We had eight restructured loans for $2.8 million at March 31, 2010. One loan for $0.7 million is included in the $2.5 million of loans past due 30 – 89 days shown below. Seven loans for $2.1 million are included in the $37.0 million nonaccrual loan total shown below.

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Accruing non-covered loans past due 30 - 89 days	$2,393	$2,520
Accruing non-covered loans past due 90 days or more	$544	$—
Nonaccrual non-covered loans	$21,186	$37,034
Ratios:
Nonaccrual non-covered loans to non-covered loans	2.25%	4.03%
Foregone interest on nonaccrual non-covered loans	$345	$565

Non-covered accruing loans past due 30 to 89 days decreased to $2.4 million at March 31, 2011 from $2.5 million at March 31, 2010. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing decreased to $21.7 million at March 31, 2011 from $37.0 million at March 31, 2010. These non-performing loans, as a percentage of average non-covered loans, were 2.3 percent at the end of the first quarter compared with 4.0 percent at March 31, 2010.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $8.7 million at March 31, 2011. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the value of the film library. An event of non-funding has occurred and we are no longer required to make advances. This loan is a participation in a credit facility also known as a shared national credit. We estimated at March 31, 2011 a specific loss allowance of $1.2 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.5 million office building in Costa Mesa, California. This loan was over 90 days past due at March 31, 2011. Our most current appraisal indicates a loan-to-value ratio of 68 percent. We have no specific loss allowance for this loan at March 31, 2011.

Our third largest non-covered nonaccrual loan was a $1.2 million entertainment-related commercial loan. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. We have no specific loss allowance for this loan at March 31, 2011.

Our fourth largest non-covered nonaccrual loan was a $1.1 million business loan to a borrower who abruptly discontinued business in the 2009 third quarter. This amount is after charge-offs of $3.5 million. Since the end of 2009, we have received proceeds of approximately $50,000 from collections of accounts receivable. We have no specific loss allowance for this loan at March 31, 2011.

All other non-covered nonaccrual loans were individually under $1 million at March 31, 2011.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Three months ended March 31,
	2011		2010
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount

Beginning balance	28	$18,241	21	$39,958
New loans added	14	4,164	12	5,213
Advances on existing loans	-	-	-	-
Loans transferred to foreclosed property	-	-	(1)	(1,451)
Loans returned to accrual status	(1)	(498)	(1)	(645)
Payoffs on existing loans	(1)	(199)	(1)	(3,099)
Payments on existing loans	-	(252)	-	(1,158)
Charge offs on existing loans	(1)	(30)	(4)	(468)
Partial charge-offs on existing loans	-	(240)	-	(1,316)
Ending balance	39	$21,186	26	$37,034

Covered nonaccrual loans were $42.4 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively. We acquired these loans in the FDIC-assisted WCB and SLTB acquisitions and these loans are covered under the shared-loss agreements with the FDIC. We recorded these loans at their estimated fair value at the time of acquisition.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $20.4 million and $38.2 million in the three months ended March 31, 2011 and 2010, respectively. Non-covered impaired loans were $20.1 million and $17.2 million at March 31, 2011 and December 31, 2010, respectively. Of the $20.1 million of non-covered impaired loans at March 31, 2011, $11.3 million had specific reserves totaling $2.4 million. Of the $17.2 million of non-covered impaired loans at December 31, 2010, $12.5 million had specific reserves totaling $2.0 million.

Foreclosed Property

Non-covered foreclosed property at March 31, 2011 consists of a $15.2 million completed office complex project consisting of 19 buildings in Ventura County, a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.0 million industrial property in Santa Clara County. The remainder represents one office building and four single-family residences in Southern California that together total $1.4 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	8	$26,011	1	$4,893
New properties added	-	-	2	1,440
Valuation allowances	-	(5,111)	-	-
Sales proceeds received	-	(45)	(1)	(336)
Ending balance	8	$20,855	2	$5,997

Subsequent to the end of the 2011 first quarter, we sold one unit from our completed office complex for $0.4 million and entered into escrow for the sale of another. Sales prices were consistent with the recent appraisal for this office complex.

Covered foreclosed property at March 31, 2011 was $11.1 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted WCB Bank and SLTB acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $2.3 million of properties and acquired and added $12.4 million.

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At March 31, 2011, core deposits were $1.01 billion. At December 31, 2010, core deposits were $892.7 million. The increase in core deposits in the three months ended March 31, 2011 was due to the deposits assumed in the SLTB acquisition. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at March 31, 2011 increased to $559.1 million from $395.1 million at December 31, 2010. The increase in alternative funds was due to the wholesale time deposits and FHLB advances assumed in the SLTB acquisition.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2011 or December 31, 2010. We also have a $15.8 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at March 31, 2011 or December 31, 2010. In addition, we had approximately $153.9 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at March 31, 2011.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At March 31, 2011, there were $6.9 million of dividends available for payment under the method described. During 2010 we received no dividends from the Bank.  The Company has $5.2 million in cash on deposit with the Bank at March 31, 2011.

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

At March 31, 2011, we had cash balances at the Reserve Bank of $27.8 million compared with $19.9 million at December 31, 2010. Interest bearing deposits with other financial institutions increased to $119.0 million at March 31, 2010 from $62.5 million at December 31, 2010. The $56.5 million increase reflects the liquidity acquired in the SLTB acquisition.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $11.5 million during the three months ended March 31, 2011. The difference between cash used by operating activities and net income largely consisted of non-cash items including a $34.7 million gain on acquisition.

Net cash of $55.7 million provided by investing activities consisted principally of $39.0 million of proceeds from securities available-for-sale, $36.7 million of cash acquired in the SLTB acquisition, $11.2 million of proceeds from net loan paydowns partially offset by $37.6 million of purchases of securities available-for-sale and $1.1 million of purchases of premises and equipment.

Net cash of $34.3 million used by financing activities primarily consisted of a $23.3 million decrease in borrowings, a $10.8 million decrease in net deposits and $0.3 million of dividends paid on preferred stock.

Securities

We classify securities as “available-for-sale” for accounting purposes and, as such, report them at their fair, or market, values in our balance sheets. We use quoted market prices for fair values. We report as “other comprehensive income or loss”, net of tax, changes in the fair value of our securities (that is, unrealized holding gains or losses) and carry these cumulative changes as accumulated comprehensive income or loss within shareholders’ equity until realized.

Securities, at amortized cost, increased by $37.5 million, or 16 percent, from $279.0 million at December 31, 2010 to $316.5 million at March 31, 2010. The increase is primarily due to the $35.0 million of securities acquired in the San Luis Trust Bank acquisition.

Net unrealized holding losses were $5.4 million at March 31, 2011 and were $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, unrealized holding losses were 1.70 percent and 2.34 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at March 31, 2011 and December 31, 2010, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	At March 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$6,052	$(3)	$—	$—	$6,052	$(3)
U.S. government agency notes	53,519	(367)	—	—	53,519	(367)
U.S. government agency mortgage-backed securities	33,829	(441)	4	—	33,833	(441)
U.S. government agency collateralized mortgage obligations	46,341	(372)	—	—	46,341	(372)
Private-label collateralized mortgage obligations	—	—	18,815	(3,561)	18,815	(3,561)
Municipal securities	3,060	(131)	—	—	3,060	(131)
Other domestic debt securities	2,500	(3)	4,720	(1,536)	7,220	(1,539)

	$145,301	$(1,317)	$23,539	$(5,097)	$168,840	$(6,414)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

We determined that, as of March 31, 2011, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.5 million at March 31, 2011. At December 31, 2010, the unrealized loss was $1.9 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2011. Fifteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2011. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at March 31, 2011 relate to a type of mortgage-backed security also known as private-label CMOs. As of March 31, 2011, the par value of these securities was $21.0 million and the amortized cost basis, net of other-than-temporary impairment charges, was $18.8 million. At March 31, 2011, the fair value of these securities was $15.3 million, representing 5 percent of our securities portfolio. Gross unrealized losses related for these private-label CMO’s were $3.6 million, or 19 percent of the amortized cost basis of these securities as of March 31, 2011.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three of our four private-label CMOs, approximately 98 percent of amortized cost, had credit agency ratings of less than investment grade at March 31, 2011.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of March 31, 2011.  Based upon this analysis, we determined that two of the three private-label CMO’s had further other-than-temporary impairment than what had been previously recognized and we recognized a credit loss of $1.1 million in the first quarter of 2011.  The other-than-temporary impairment charge in the current period was due to increased delinquencies and increased loss severity rates which reduced our estimate of future cash flows on these securities. We had previously recognized a credit loss of $2.3 million on these three securities in previous periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	March 31,	December 31,
(in thousands)	2011	2010

Core deposits:
Non-interest bearing checking	$327,873	$331,648
Interest checking	96,632	88,638
Savings and money market accounts	457,728	388,289
Retail time deposits less than $100,000	127,813	84,133
Total core deposits	1,010,046	892,708

Noncore deposits:
Retail time deposits $100,000 or more	142,247	144,974
Wholesale time deposits	159,383	18,606
State of California time deposits	100,000	100,000
Total noncore deposits	401,630	263,580
Total core and noncore deposits	$1,411,676	$1,156,288

The $138.1 million increase in noncore deposits from the 2010 year-end was due principally to the wholesale time deposits assumed in the SLTB acquisition. We intend to allow these wholesale deposits to run-off based on their scheduled maturities - $130 million in the 2011 second quarter and $19 million in the 2011 third quarter – such that few of these deposits will be outstanding at December 31, 2011.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $401.3 million at March 31, 2011. Large balance certificates of deposit were $263.4 million at December 31, 2010. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $70.5 billion of investments, of which approximately $3.8 billion represent time deposits placed at various financial institutions. At March 31, 2011, and December 31, 2010, State of California time deposits placed with us, with original maturities of three months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives.  Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At March 31, 2011 and December 31, 2010, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. These deposits are categorized as wholesale time deposits in the table above. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $5.5 million of these reciprocal deposits, included in time deposits of $100,000 or more, at March 31, 2011 and $7.0 million at December 31, 2010.

At March 31, 2011, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$240,448
Over three months to twelve months	101,847
Over twelve months	59,010

$401,305

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At March 31, 2011, we had $154.8 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $124.8 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding. We assumed $61.5 million of FHLB advances as part of the FDIC-assisted San Luis Trust Bank acquisition. These advances will decline to $14 million at year-end 2011 based on scheduled maturities.

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$124,791	2.65%	$86,500	3.11%
Maximum amount outstanding at any month-end during the period	$138,750	3.17%	$122,000	3.88%
Average amount outstanding during the period	$109,869	2.87%	$88,995	3.69%

The following table presents the maturities of FHLB term advances:

	At March 31, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$36,889	2011	1.78%	$13,000	2011	3.21%
	25,640	2012	3.56%	18,500	2012	4.03%
	7,262	2013	2.95%	32,500	2014	2.95%
	32,500	2014	2.95%	15,000	2015	1.76%
	15,000	2015	1.76%	7,500	2017	4.07%
	7,500	2017	4.07%

	$124,791			$86,500

The following table presents maturities of securities sold under agreements to repurchase:

	At March 31, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$20,000	2013	3.60%	$15,000	2011	3.64%
	10,000	2014	3.72%	20,000	2013	3.60%
				10,000	2014	3.72%

	$30,000			$45,000

Junior Subordinated Debentures

As of March 31, 2011 and December 31, 2010, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until January 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At March 31, 2011, the rate was 1.85%.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of March 31, 2011, we reserved 318,060 of common shares for the conversion of the preferred stock series A.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2011
Total capital	$189,125	17.06%	$88,703	≥ 8.00%
(to risk weighted assets)
Tier I capital	$175,204	15.80%	$44,352	≥ 4.00%
(to risk weighted assets)
Tier I capital	$175,204	10.58%	$66,218	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	≥ 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	≥ 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2011, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since March 31, 2011 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2011
Total capital	$184,557	16.66%	$88,599	≥ 8.00%	$110,749	≥ 10.00%
(to risk weighted assets)
Tier I capital	$170,652	15.41%	$44,300	≥ 4.00%	$66,449	≥ 6.00%
(to risk weighted assets)
Tier I capital	$170,652	10.25%	$66,598	≥ 4.00%	$83,247	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	≥ 8.00%	$102,613	≥ 10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	≥ 4.00%	$61,568	≥ 6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	≥ 4.00%	$72,668	≥ 5.00%
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

The following summarizes our outstanding commitments at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$190,979	$199,937
Commercial and standby letters of credit	1,434	1,615
	$192,413	$201,552

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

The allowance for losses on undisbursed commitments was $101,000 at both March 31, 2011, and December 31, 2010. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 1.24% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 1.65% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 3.06% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	-1.24%	-2.76%	-3.36%
+100 bps	-1.65%	-3.63%	-2.49%
+200 bps	-3.06%	-7.70%	-6.06%
+400 bps	-3.04%	-7.39%	-6.63%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2011.  In our most recent analysis, approximately 35 percent of our loans had a fixed rate of interest and approximately 65 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 38 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 20 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 42 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2 3 or 5 years, then adjusts periodically with a specified index rate. In addition, approximately 81 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 52 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 81 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2011 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC on March 30, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
2.1
Purchase and Assumption Agreement – Whole Bank, All Deposits, among the Federal Deposit Insurance Corporation, Receiver of San Luis Trust Bank, San Luis Obispo, California, the Federal Deposit Insurance Corporation and First California Bank, dated as of February 18, 2011 (Exhibit 2.1 to Form 8-K filed on February 25, 2011 by First California Financial Group, Inc. and incorporated herein by this reference).

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

First California Financial Group, Inc.

Date: May 16, 2011	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)