Form 10-Q
period 2011-06-30
First California Financial Group, Inc.
filed 2011-08-15
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

29,240,079 shares of Common Stock, $0.01 par value, as of August 10, 2011

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Cash and due from banks	$46,530	$25,487
Interest bearing deposits with other banks	111,350	62,516
Securities available-for-sale, at fair value	316,496	272,439
Non-covered loans, net	900,601	930,712
Covered loans	172,621	53,870
Premises and equipment, net	18,628	19,710
Goodwill	60,720	60,720
Other intangibles, net	15,135	9,915
Deferred tax assets, net	—	4,563
Cash surrender value of life insurance	12,451	12,232
Non-covered foreclosed property	20,029	26,011
Covered foreclosed property	5,636	977
FDIC shared-loss asset	81,630	16,725
Accrued interest receivable and other assets	40,154	25,457

Total assets	$1,801,981	$1,521,334

Non-interest checking	$429,528	$331,648
Interest checking	98,695	88,638
Money market and savings	490,062	388,289
Certificates of deposit, under $100,000	89,679	84,133
Certificates of deposit, $100,000 and over	298,750	263,580

Total deposits	1,406,714	1,156,288
Securities sold under agreements to repurchase	30,000	45,000
Federal Home Loan Bank advances	97,626	86,500
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	11,353	—
FDIC shared-loss liability	3,643	988
Accrued interest payable and other liabilities	8,301	7,712

Total liabilities	1,584,442	1,323,293

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	1,000	1,000
Series B - $0.01 par value, 25,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	23,857	23,627
Common stock, $0.01 par value; authorized 100,000,000 shares; 28,756,480 shares issued at June 30, 2011 and 28,517,161 shares issued at December 31, 2010; 28,410,079 and 28,170,760 shares outstanding at June 30, 2011 and December 31, 2010	288	282
Additional paid-in capital	175,329	175,102
Treasury stock, 346,401 shares at cost at June 30, 2011 and at December 31, 2010	(3,061)	(3,061)
Retained earnings	21,977	4,827
Accumulated other comprehensive loss	(1,851)	(3,736)

Total shareholders’ equity	217,539	198,041

Total liabilities and shareholders’ equity	$1,801,981	$1,521,334

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest and fees on loans	$17,236	$12,819	$32,368	$25,806
Interest on securities	1,680	1,508	2,991	3,097
Interest on federal funds sold and interest bearing deposits	111	59	180	79
Total interest income	19,027	14,386	35,539	28,982

Interest on deposits	2,316	1,884	4,658	4,056
Interest on borrowings	877	1,257	1,937	2,569
Interest on junior subordinated debentures	334	439	665	878
Total interest expense	3,527	3,580	7,260	7,503

Net interest income before provision for loan losses	15,500	10,806	28,279	21,479
Provision for loan losses	500	1,766	3,000	3,520
Net interest income after provision for loan losses	15,000	9,040	25,279	17,959

Service charges on deposit accounts	858	814	1,755	1,599
Net gain on sale of securities	490	130	490	262
Impairment loss on securities	—	—	(1,066)	(18)
Gain on transfer of foreclosed property	—	691	—	691
Gain on acquisitions	466	—	35,202	—
Other income	1,376	319	1,718	613
Total noninterest income	3,190	1,954	38,099	3,147

Salaries and employee benefits	6,572	4,889	12,640	9,859
Premises and equipment	1,603	1,517	3,142	3,054
Data processing	814	597	1,875	1,192
Legal, audit and other professional services	1,568	590	3,228	772
Printing, stationery and supplies	112	113	208	125
Telephone	208	213	374	437
Directors’ expense	100	113	206	233
Advertising, marketing and business development	428	286	797	513
Postage	65	47	121	103
Insurance and regulatory assessments	750	780	1,413	1,580
Loss on and expense of foreclosed property	486	468	5,738	546
Amortization of intangible assets	624	417	1,040	833
Other expenses	687	721	1,548	1,420
Total noninterest expense	14,017	10,751	32,330	20,667
Income before provision for income taxes	4,173	243	31,048	439
Provision for income taxes	1,756	96	13,043	175
Net income	2,417	147	18,005	264
Preferred stock dividends	(313)	(313)	(625)	(625)
Net income (loss) available to common shareholders	$2,104	$(166)	$17,380	$(361)

Earnings (loss) available to common shareholders per common share:
Basic	$0.07	$(0.01)	$0.61	$(0.02)
Diluted	$0.07	$(0.01)	$0.61	$(0.02)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Net income	$18,005	$264
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,000	3,520
Stock-based compensation costs	232	348
Gain on acquisitions	(35,202)	—
Gain on sales of securities	(490)	(262)
(Gain) loss on sale and transfer of foreclosed property	5,283	(695)
Impairment loss on securities	1,066	18
Amortization of net premiums on securities available-for-sale	1,917	1,683
Depreciation and amortization of premises and equipment	1,017	938
Amortization of intangible assets	1,040	833
Change in FDIC shared-loss asset	(1,157)	—
(Gain) loss on disposal of premises and equipment	(150)	50
Increase in cash surrender value of life insurance	(219)	(221)
Decrease in deferred tax assets, net of acquisitions	1,446	2,235
Increase in accrued interest receivable and other assets, net of effects of acquisitions	(11,187)	(125)
Decrease in accrued interest payable and other liabilities, net of effects of acquisitions	(3,194)	(998)

Net cash (used) provided by operating activities	(18,593)	7,588

Purchases of securities available-for-sale, net of effects of acquisitions	(85,858)	(75,334)
Proceeds from repayments and maturities of securities available-for-sale	63,300	62,587
Proceeds from sales of securities available-for-sale	21,011	79,917
Purchases of Federal Home Loan Bank and other stock	—	(6)
Redemption of Federal Home Loan Bank stock	969	313
Net change in federal funds sold and interest bearing deposits, net of effects from acquisitions	13,256	(78,162)
Loan originations and principal collections, net of effects of acquisitions	46,343	17,814
Purchases of premises and equipment, net of effects of acquisitions	(1,228)	(375)
Proceeds from FDIC shared-loss asset	6,545	—
Proceeds from sale of premises and equipment	1,267	—
Proceeds from sale of non-covered foreclosed property	865	1,210
Proceeds from sale of covered foreclosed property	8,828	—
Net cash acquired in acquisitions	122,119	—

Net cash provided by investing activities	197,417	7,964

Net (decrease) increase in noninterest-bearing deposits, net of effects of acquisitions	(3,371)	23,494
Net decrease in interest-bearing deposits, net of effects of acquisitions	(103,370)	(55,752)
Net decrease in FHLB advances and other borrowings, net of effects of acquisitions	(50,415)	(14,724)
Dividends paid on preferred stock	(625)	(625)
Proceeds from issuance of common stock	—	38,916

Net cash used by financing activities	(157,781)	(8,691)

Change in cash and due from banks	21,043	6,861
Cash and due from banks, beginning of period	25,487	26,757

Cash and due from banks, end of period	$46,530	$33,618

Supplemental cash flow information:
Cash paid for interest	$7,109	$7,287
Cash paid for income taxes	$4,570	$1,000
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$2,014	$3,352
Net change in fair value of cash flow hedges, net of tax	$(129)	$(86)
Non-covered loans transferred to foreclosed property	$229	$24,398
Covered loans transferred to foreclosed property	$2,752	$—
Acquisitions:
Assets acquired	$456,922	$—
Liabilities assumed	$436,498	$—

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

On November 5, 2010, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of Western Commercial Bank, or WCB, located in Woodland Hills, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $17 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former WCB branch into its full-service branch network prior to December 31, 2010.

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $365 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $11 million of foreclosed property and $5 million of other assets. Liabilities with an estimated fair value of approximately $345 million were also assumed and recognized, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $3 million of a FDIC shared-loss liability and $0.4 million of other liabilities. Based upon preliminary estimates of fair values assigned to acquired assets and liabilities as compared to the acquisition price, the Bank recorded a pre-tax bargain purchase gain of $34.7 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 19 and the Bank fully integrated the former SLTB branch into its full-service branch network in June 2011.

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, issues prepaid cards and sponsors merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.5 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino, San Luis Obispo and Ventura counties through 19 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the six months ended June 30, 2011 include the effects of the FDIC-assisted San Luis Trust Bank and the Electronic Payment Services division transactions from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011. In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the carrying amount of covered loans, the carrying amount of foreclosed property, the carrying amount of the FDIC shared-loss asset, the assessments for impairment related to goodwill and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-one quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at June 30, 2011 and $17.0 million at December 31, 2010.

Foreclosed property – The Company acquires, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value less costs to sell of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the foreclosed property meeting certain criteria. The estimated fair value of covered and non-covered foreclosed property was $25.7 million at June 30, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at June 30, 2011 or December 31, 2010. There were net deferred tax liabilities of $11.4 million at June 30, 2011 and net deferred tax assets of $4.6 million at December 31, 2010. The significant change in the balance since year-end 2010 was due to the $14.6 million of deferred tax liabilities recorded in connection with the FDIC-assisted San Luis Trust Bank acquisition on February 18, 2011.

FDIC shared-loss asset – The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC shared-loss asset. Subsequent to initial recognition, the FDIC shared-loss asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to non-interest income.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At June 30, 2011 the Company had $26.8 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 second quarter effectiveness assessment indicated that these instruments were effective.

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
First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2010, the annual assessment resulted in the conclusion that goodwill was not impaired. At June 30, 2011, an interim assessment was not performed as 2011 year-to-date results were not materially different than the estimates used in the year-end assessment and the June 30, 2011 stock price (and market capitalization) increased by 28 percent from year-end.

An impairment assessment is performed quarterly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the Company is not required to sell a debt security before recovery of its cost basis, other-than-temporary impairment is separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows from the security and the Company’s ability and intent to hold the security until the fair value recovers. Please see the “Securities” section of Management’s Discussion and Analysis in this document for a detailed explanation of the impairment analysis process. The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

For the six months ended June 30, 2011, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment loss of $18,000 on a $1.0 million community development-related equity investment.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update clarifies that if comparative financial statements are presented in disclosure of supplementary pro forma information for a business combination, revenue and earnings of the combined entity should be disclosed as though the business combination occurred as of the beginning of the comparable annual prior annual reporting period only. Additionally, supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued concurrently with IFRS 13, Fair Value Measurements, to provide mainly identical guidance about fair value measurement and disclosure requirements. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material effect on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This standard eliminates the option to present components of comprehensive income as part of the statement of changes in stockholders’ equity. This standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its condensed consolidated financial statements.

NOTE 3 – ACQUISITIONS

On April 8, 2011, or the EPS Transaction Date, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Bank paid cash consideration of $5.5 million to purchase the EPS division. The Bank acquired cash of $85.5 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction. The Bank desired this transaction to expand its product and service offerings and diversify its sources of revenue.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the EPS Transaction Date. Results of operations for the three and six months ended June 30, 2011 include the effects of the EPS acquisition from the EPS Transaction Date.

The following table summarizes the estimated fair values of the assets acquired, received and recognized and the liabilities assumed and recognized as of the EPS Transaction Date.

(Dollars in thousands)

Assets Acquired:
Cash	$85,389
Intangible assets	6,005
Other assets	89
Total assets acquired	$91,483
Liabilities Assumed:
Deposits	$91,018
Deferred taxes	195
Total liabilities assumed	91,213
Net assets acquired (after-tax bargain purchase gain)	270
Total liabilities and net assets acquired	$91,483

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. The gain was recognized as noninterest income in the Company’s Condensed Consolidated Statements of Operations. Noninterest expense for the second quarter of 2011 included integration and conversion expenses related to the EPS division acquisition of approximately $350,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Operations.

       On February 18, 2011, or the SLTB Transaction Date, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of SLTB from the FDIC, acting in its capacity as receiver of SLTB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received, and recognized certain assets with a fair value of approximately $365 million, including $139 million in loans, $99 million of cash and cash equivalents, $41 million of securities and $11 million of foreclosed property related to the transaction. These acquired assets represent approximately 20 percent of consolidated total assets at March 31, 2011. The Bank also assumed approximately $266 million of deposits and $62 million of FHLB advances related to the transaction. The Bank also recorded a FDIC shared-loss asset of $70 million, a core deposit intangible of $0.3 million, deferred tax liabilities of $15 million, a FDIC shared-loss liability of $2.6 million and a premium on time deposits acquired of $0.8 million related to the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to expand its footprint into the California central coast region.

As part of the Purchase Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. We refer to the acquired assets subject to the shared-loss agreements collectively as covered assets. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the SLTB Transaction Date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the SLTB Transaction Date.

In March 2021, approximately ten years following the SLTB Transaction Date, the Bank is required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate ($99.0 million) minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid ($58.0 million), plus (c) 3.5 percent of total loss share assets at acquisition. At the SLTB Transaction Date, the Bank estimated a liability, on a present value basis, of $2.6 million under this provision.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the SLTB Transaction Date. Results of operations for the three and six months ended June 30, 2011 include the effects of the SLTB acquisition from the SLTB Transaction Date.

The following table summarizes the estimated fair values of the assets acquired, received and recognized and the liabilities assumed and recognized as of the SLTB Transaction Date.

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

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $34.4 million. The book value of net assets transferred to the Bank was $23.6 million (i.e., the cost basis). The pre-tax gain of $34.7 million or the after-tax gain of $20.2 million recognized by the Company is considered a bargain purchase transaction under ASC 805 “Business Combinations” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company’s Condensed Consolidated Statements of Operations. Noninterest expense for the first quarter of 2011 included integration and conversion expenses related to the SLTB acquisition of approximately $515,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Operations.

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

On November 5, 2010, or the WCB Acquisition Date, the Bank acquired certain assets and assumed certain liabilities and substantially all of the operations of WCB from the FDIC, acting in its capacity as receiver of WCB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $17 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. As part of the purchase and assumption agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from November 5, 2010 and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from November 5, 2010. The Bank operates the one former WCB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to increase its penetration and market share in its existing markets.

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

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$47,738	$35	$(1)	$47,772
U.S. government agency notes	74,855	952	(3)	75,804
U.S. government agency mortgage-backed securities	57,816	952	(86)	58,682
U.S. government agency collateralized mortgage obligations	101,727	678	(34)	102,371
Private label collateralized mortgage obligations	17,633	—	(4,083)	13,550
Municipal securities	12,619	119	(86)	12,652
Other domestic debt securities	7,195	—	(1,530)	5,665

Securities available-for-sale	$319,583	$2,736	$(5,823)	$316,496

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$51,118	$44	$(8)	$51,154
U.S. government agency notes	59,426	13	(522)	58,917
U.S. government agency mortgage-backed securities	47,505	348	(528)	47,325
U.S. government agency collateralized mortgage obligations	90,120	130	(370)	89,880
Private label collateralized mortgage obligations	20,409	—	(3,515)	16,894
Municipal securities	3,159	—	(157)	3,002
Other domestic debt securities	7,244	—	(1,977)	5,267

Securities available-for-sale	$278,981	$535	$(7,077)	$272,439

As of June 30, 2011, securities available-for-sale with a fair value of $49.7 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	At June 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$6,046	$(1)	$—	$—	$6,046	$(1)
U.S. government agency notes	6,223	(3)	—	—	6,223	(3)
U.S. government agency mortgage-backed securities	4,261	(86)	—	—	4,261	(86)
U.S. government agency collateralized mortgage obligations	17,637	(34)	—	—	17,637	(34)
Private-label collateralized mortgage obligations	—	—	17,633	(4,083)	17,633	(4,083)
Municipal securities	6,644	(86)	—	—	6,644	(86)
Other domestic debt securities	2,500	(2)	4,695	(1,528)	7,195	(1,530)

	$43,311	$(212)	$22,328	$(5,611)	$65,639	$(5,823)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

Net unrealized holding losses were $3.1 million at June 30, 2011 and $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, net unrealized holding losses were 0.96 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Beginning balance	$3,322	$1,133	$2,256	$1,115
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	1,066	18
Ending balance	$3,322	$1,133	$3,322	$1,133

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$59,940	$59,981
Due after one year through five years	159,088	159,500
Due after five years through ten years	56,588	55,774
Due after ten years	43,967	41,241

Total	$319,583	$316,496

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At June 30, 2011	At December 31, 2010
Commercial mortgage	$392,312	$399,642
Commercial loans and lines of credit	200,863	213,576
Home mortgage	107,509	108,076
Multifamily	134,091	135,639
Construction and land loans	49,325	55,260
Home equity loans and lines of credit	28,414	29,828
Installment and credit card	6,393	5,724
Total loans	918,907	947,745
Allowance for loan losses	(18,306)	(17,033)
Loans, net	$900,601	$930,712

At June 30, 2011, loans with a balance of $651.3 million were pledged as security for Federal Home Loan Bank of San Francisco, or FHLB, advances. Loan balances include net deferred loan costs of $0.6 million and $0.4 million at June 30, 2011 and December 31, 2010, respectively.

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

      Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
	(Dollars in thousands)

Beginning balance	$18,666	$15,598	$17,033	$16,505
Provision for loan losses	500	1,766	3,000	3,520
Loans charged-off	(1,134)	(1,111)	(2,027)	(3,844)
Recoveries on loans charged-off	274	199	300	271
Ending balance	$18,306	$16,452	$18,306	$16,452

Allowance to gross non-covered loans	1.99%	1.85%	1.99%	1.85%

      The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended June 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At June 30, 2011, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$7,592	$5,683	$2,335	$829	$1,907	$241	$79	$18,666
Charge-offs	—	(1,071)	—	—	(15)	—	(48)	(1,134)
Recoveries	—	269	—	4	—	—	1	274
Provision	(573)	588	221	41	(41)	185	79	500
Ending balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306
Ending balance; individually evaluated for impairment	$—	$1,827	$—	$—	$—	$—	$2	$1,829
Ending balance; collectively evaluated for impairment	7,019	3,642	2,556	874	1,851	426	109	16,477
Ending balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306

Non-covered loan balances:
Ending balance	$392,312	$200,863	$134,091	$49,325	$107,509	$28,414	$6,393	$918,907
Ending balance; individually evaluated for impairment	$1,436	$12,988	$2,078	$133	$1,104	$—	$53	$17,792
Ending balance; collectively evaluated for impairment	$390,876	$187,875	$132,013	$49,192	$106,405	$28,414	$6,340	$901,115

      The following table details activity in the allowance for non-covered loan losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At June 30, 2011, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033
Charge-offs	(312)	(1,192)	(65)	(3)	(367)	—	(88)	(2,027)
Recoveries	—	291	—	4	—	—	5	300
Provision	1,197	1,436	348	(825)	722	10	112	3,000
Ending balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306
Ending balance; individually evaluated for impairment	$—	$1,827	$—	$—	$—	$—	$2	$1,829
Ending balance; collectively evaluated for impairment	7,019	3,642	2,556	874	1,851	426	109	16,477
Ending balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306

Non-covered loan balances:
Ending balance	$392,312	$200,863	$134,091	$49,325	$107,509	$28,414	$6,393	$918,907
Ending balance; individually evaluated for impairment	$1,436	$12,988	$2,078	$133	$1,104	$—	$53	$17,792
Ending balance; collectively evaluated for impairment	$390,876	$187,875	$132,013	$49,192	$106,405	$28,414	$6,340	$901,115

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the twelve months ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At December 31, 2010, none of the allowance was associated with covered loans.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$4,850	$4,796	$3,277	$2,460	$605	$453	$64	$16,505
Charge-offs	(648)	(5,480)	(1,170)	(560)	(422)	(199)	(56)	(8,535)
Recoveries	138	225	—	177	174	—	12	726
Provision	1,794	5,393	166	(379)	1,139	162	62	8,337
Ending balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033
Ending balance; individually evaluated for impairment	$—	$1,627	$150	$168	$18	$—	$—	$1,963
Ending balance; collectively evaluated for impairment	6,134	3,307	2,123	1,530	1,478	416	82	15,070
Ending balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033

Non-covered loan balances:
Ending balance	$399,642	$213,576	$135,639	$55,260	$108,076	$29,828	$5,724	$947,745
Ending balance; individually evaluated for impairment	$1,458	$12,376	$668	$698	$1,967	$—	$—	$17,167
Ending balance; collectively evaluated for impairment	$398,184	$201,200	$134,971	$54,562	$106,109	$29,828	$5,724	$930,578

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest and are also considered impaired loans.  Total non-covered nonaccrual loans totaled $17.8 million at June 30, 2011 as compared to $18.2 million at December 31, 2010. The allowance for loan losses maintained for nonaccrual loans was $1.8 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively. Had these loans performed according to their original terms, additional interest income of $0.7 million and $0.5 million would have been recognized in the three months ended June 30, 2011 and 2010, respectively. Had these loans performed according to their original terms, additional interest income of $1.0 million and $1.1 million would have been recognized in the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the amounts and categories of our non-covered non-performing loans and the amount of non-covered foreclosed property at the dates indicated. There were no loans 90+ days past due and still accruing at either June 30, 20111 or December 31, 2010.

	At June 30, 2011	At December 31, 2010
	(in thousands)
Non-accrual loans
Aggregate loan amounts
Construction and land	$133	$698
Commercial mortgage	1,436	1,458
Multifamily	2,078	668
Commercial loans	12,988	13,449
Home mortgage	1,104	1,968
Installment	53	—
Total non-accrual loans	$17,792	$18,241
Total non-performing loans	$17,792	$18,241

Foreclosed property	$20,029	$26,011

Included in non-covered non-accrual loans at June 30, 2011 were eleven restructured loans totaling $2.3 million. The eleven loans consist of one home mortgage loan, one installment loan and nine commercial loans. Interest income recognized on these loans was $9,000 for the six months ended June 30, 2011. We had no commitments to lend additional funds to these borrowers.

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

          Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The table below presents the non-covered loan portfolio by credit quality indicator as of June 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Commercial mortgage	$360,533	$21,349	$10,430	$—	$—	$392,312
Commercial loans and lines	173,400	5,229	21,680	554	—	200,863
Multifamily	121,749	5,532	6,810	—	—	134,091
Construction and land	46,719	200	2,406	—	—	49,325
Home mortgage	97,437	8,565	1,507	—	—	107,509
Home equity loans and lines	27,963	406	45	—	—	28,414
Installment	6,010	273	105	5	—	6,393
	$833,811	$41,554	$42,983	$559	$—	$918,907

        The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Commercial mortgage	$372,969	$20,899	$5,774	$—	$—	$399,642
Commercial loans and lines	188,548	4,401	20,449	178	—	213,576
Multifamily	127,549	4,187	3,903	—	—	135,639
Construction and land	46,137	133	8,990	—	—	55,260
Home mortgage	103,669	—	4,407	—	—	108,076
Home equity loans and lines	28,378	1,405	45	—	—	29,828
Installment	5,412	289	23	—	—	5,724
	$872,662	$31,314	$43,591	$178	$—	$947,745

          Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of June 30, 2011 and December 31, 2010. There were no loans 90+ days past due and accruing at June 30, 2011 and December 31, 2010.

	At June 30, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial mortgage	$1,011	$—	$1,011	$1,436	$389,865	$392,312
Commercial loans and lines	3,517	1,178	4,695	12,988	183,180	200,863
Multifamily	—	—	—	2,078	132,013	134,091
Construction and land	—	—	—	133	49,192	49,325
Home mortgage	—	—	—	1,104	106,405	107,509
Home equity loans and lines	100	—	100	—	28,314	28,414
Installment	17	15	32	53	6,308	6,393
	$4,645	$1,193	$5,838	$17,792	$895,277	$918,907

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial mortgage	$658	$686	$1,344	$1,458	$396,840	$399,642
Commercial loans and lines	896	449	1,345	13,449	198,782	213,576
Multifamily	632	—	632	668	134,339	135,639
Construction and land	—	8,293	8,293	698	46,269	55,260
Home mortgage	—	—	—	1,968	106,108	108,076
Home equity loans and lines	—	—	—	—	29,828	29,828
Installment	7	9	16	—	5,708	5,724
	$2,193	$9,437	$11,630	$18,241	$917,874	$947,745

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $20.4 million and $34.0 million in the six months ended June 30, 2011 and 2010, respectively. The average investment in impaired loans was $19.5 million and $30.6 million in the three months ended June 30, 2011 and 2010, respectively. There was no interest income recognized on impaired loans in the three or six months ended June 30, 2011 and 2010, respectively. Impaired loans were $17.8 million and $18.2 million at June 30, 2011 and December 31, 2010, respectively. Of the $17.8 million of impaired loans at June 30, 2011, $10.2 million had specific reserves totaling $1.8 million. Of the $18.2 million of impaired loans at December 31, 2010, $12.5 million had specific reserves totaling $2.0 million.

Impaired non-covered loans as of June 30, 2011 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$15,342	$1,740	$11,248	$12,988	$1,827	$11,640	$—
Commercial mortgage	1,436	1,436	—	1,436	—	1,449	—
Multifamily	2,358	2,078	—	2,078	—	1,707	—
Construction and land	133	133	—	133	—	88	—
Home mortgage	1,605	1,104	—	1,104	—	918	—
Installment	53	—	53	53	2	3	—
Total	$20,927	$6,491	$11,301	$17,792	$1,829	$15,805	$—

Impaired non-covered loans as of December 31, 2010 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$19,211	$1,691	$11,758	$13,449	$1,627	$5,701	$—
Commercial mortgage	1,458	1,458	—	1,458	—	486	—
Multifamily	905	—	668	668	150	670	—
Home mortgage	2,542	1,530	438	1,968	18	1,189	—
Construction	698	—	698	698	168	223	—
Total	$24,814	$4,679	$13,562	$18,241	$1,963	$8,269	$—

      The average recorded investment in impaired loans shown in the above tables represents the average investment for the period in the loans impaired at each respective period-end.

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

 The following table reflects the estimated fair value of the acquired loans at the acquisition dates.

	Western Commercial	San Luis Trust Bank
(in thousands)	November 5, 2010	February 18, 2011	Total

Home mortgage	$2,484	$64,524	$67,008
Commercial mortgage	25,920	15,948	41,868
Construction and land loans	7,599	23,395	30,994
Multifamily	—	18,450	18,450
Commercial loans and lines of credit	19,486	2,353	21,839
Home equity loans and lines of credit	—	13,669	13,669
Installment and credit card	—	453	453
Total	$55,489	$138,792	$194,281

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the amount and timing of contractual undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, and the fair value of covered loans for each respective acquired loan portfolio at the acquisition dates.

	Western Commercial	San Luis Trust Bank
(in thousands)	November 5, 2010	February 18, 2011	Total

Undiscounted contractual cash flows - Principal	$76,069	$218,562	$294,631
Undiscounted contractual cash flows - Interest	5,197	115,576	120,773
Undiscounted cash flows not expected to be collected (nonaccretable differnce)	(20,094)	(82,020)	(102,114)

Undiscounted cash flows expected to be collected	61,172	252,118	313,290

Accretable yield at acquisition	(5,683)	(113,326)	(119,009)
Estimated fair value of loans acquired at acquisition	$55,489	$138,792	$194,281

The following tables present the changes in the accretable yield for the three and six months ended June 30, 2011 for each respective acquired loan portfolio. There were no covered loans in the prior year periods.

	Three months ended June 30, 2011
(in thousands)	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$4,728	$111,506	$116,234
Accretion to interest income	(837)	(3,645)	(4,482)
Reclassifications (to)/from nonaccretable difference	—	(1,529)	(1,529)
Balance, end of period	$3,891	$106,332	$110,223

	Six months ended June 30, 2011
(in thousands)	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,683	$—	$5,683
Additions resulting from acquisition	—	113,326	113,326
Accretion to interest income	(1,792)	(4,722)	(6,514)
Reclassifications (to)/from nonaccretable difference	—	(2,272)	(2,272)
Balance, end of period	$3,891	$106,332	$110,223

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At June 30, 2011	At December 31, 2010
Home mortgage	$49,588	$2,046
Commercial mortgage	43,851	26,038
Construction and land loans	30,711	6,143
Multifamily	19,074	2,688
Commercial loans and lines of credit	15,874	16,820
Home equity loans and lines of credit	13,520	135
Installment and credit card	3	—
Total covered loans	$172,621	$53,870

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $81.6 million at June 30, 2011 and $16.7 million at December 31, 2010.

            The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the six months ended June 30, 2011.

	Six months ended June 30, 2011
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	330	749	1,079
Cash payments received from FDIC	(6,029)	(516)	(6,545)
Net accretion	44	34	78
Balance, end of period	$11,070	$70,560	$81,630

    Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.6 million and $1.0 million at June 30, 2011 and December 31, 2010.

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

     At June 30, 2011 and December 31, 2010, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration, if any, was not beyond the acquisition date fair value amounts of the covered loans.

     The following table sets forth the amounts and categories of our covered non-performing loans and the amount of covered foreclosed property at the dates indicated:

	At June 30, 2011	At December 31, 2010
	(Dollars in thousands)
Accruing loans more than 90 days past due
Aggregate loan amounts
Construction and land	$2,238	$—
Commercial loans	141	400
Total	$2,379	$400

Non-accrual loans
Aggregate loan amounts
Construction and land	$7,949	$1,799
Commercial mortgage	5,533	1,024
Multifamily	3,314	428
Commercial loans	1,620	1,074
Home mortgage	13,203	—
Home equity loans and lines of credit	30	—
Total non-accrual loans	$31,649	$4,325
Total non-performing loans	$34,028	$4,725

Foreclosed property	$5,636	$977

    At June 30, 2011, covered accruing loans more than ninety days past due were $2.4 million, covered non-accrual loans were $31.6 million and covered foreclosed property was $5.6 million. The increases in these amounts since December 31, 2010 were due to the FDIC-assisted San Luis Trust Bank acquisition in February 2011. Included in covered non-accrual loans were restructured loans totaling $14.1 million.

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

           The table below presents the covered loan portfolio by credit quality indicator as of June 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$11,899	$7,535	$30,154	$—	$—	$49,588
Commercial mortgage	22,024	9,179	12,648	—	—	43,851
Construction and land	5,012	4,616	20,320	763	—	30,711
Multifamily	10,896	—	8,178	—	—	19,074
Commercial loans and lines of credit	6,455	2,157	5,926	1,336	—	15,874
Home equity loans and lines	11,258	1,439	823	—	—	13,520
Installment	3	—	—	—	—	3
	$67,547	$24,926	$78,049	$2,099	$—	$172,621

      The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$1,210	$—	$836	$—	$—	$2,046
Commercial mortgage	18,363	2,855	4,649	171	—	26,038
Construction and land	231	—	4,803	1,109	—	6,143
Multifamily	2,260	—	428	—	—	2,688
Commercial loans and lines of credit	9,186	1,297	4,735	1,602	—	16,820
Home equity loans and lines	135	—	—	—	—	135
Installment	—	—	—	—	—	—
	$31,385	$4,152	$15,451	$2,882	$—	$53,870

NOTE 7 – FORECLOSED PROPERTY

 Non-covered foreclosed property at June 30, 2011 consists of a $14.9 million completed office complex project consisting of 18 buildings in Ventura County, a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.0 million industrial property in Santa Clara County. The remainder represents one office building and three single-family residences in Southern California that together total $0.9 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	8	$20,855	2	$5,997	8	$26,011	1	$4,893
New properties added	1	229	3	22,958	1	229	5	24,398
Valuation allowances	—	(97)	—	(230)	—	(5,208)	—	(230)
Sales proceeds received	(2)	(958)	(1)	(875)	(2)	(1,003)	(2)	(1,211)
Ending balance	7	$20,029	4	$27,850	7	$20,029	4	$27,850

Covered foreclosed property at June 30, 2011 was $5.6 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $7.0 million of properties and acquired or added $13.8 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	21	$11,096	—	$—	2	$977	—	$—
New properties acquired	—	—	—	—	22	11,052	—	—
New properties added	6	1,351	—	—	7	2,752	—	—
Valuation allowances	—	(2,177)	—	—	—	(2,177)	—	—
Sales proceeds received	(6)	(4,634)	—	—	(10)	(6,968)	—	—
Ending balance	21	$5,636	—	$—	21	$5,636	—	$—

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at June 30, 2011 and at December 31, 2010.  No impairment loss was recognized for the periods ended June 30, 2011 and June 30, 2010.

Core deposit intangibles, net of accumulated amortization, were $9.4 million at June 30, 2011 and $7.4 million at December 31, 2010.  The increase since year end 2010 was due to the new core deposit intangibles for San Luis Trust Bank and the EPS division. Amortization expense for the three months ended June 30, 2011 and 2010 was $434,000 and $317,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $750,000 and $633,000, respectively.

Trade name intangible, net of accumulated amortization, was $2.3 million at June 30, 2011 and $2.5 million at December 31, 2010. Amortization expense for the three months ended June 30, 2011 and 2010 was $100,000 in each period. Amortization expense for the six months ended June 30, 2011 and 2010 was $200,000 in each period.

A new contractual customer relationships intangible was recorded in the second quarter of 2011 related to the EPS division acquisition. The balance was $3.5 million at June 30, 2011 and amortization expense for the three and six months ended June 30, 2011 was $90,000.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$474	Other Assets	$697	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$474		$697		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2011, and December 31, 2010, the Company had three interest rate caps with a notional amount of $37.1 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings. Two of the caps are forward-starting and were not effective during the three and six months ended June 30, 2011 and 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three and six months ended June 30, 2011 or 2010.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $46,471 will be reclassified as an addition to interest expense.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Interest Rate Products	$(127)	$(122)	Interest income	$(5)	$(7)	Other non-interest income	$-	$-

Total	$(127)	$(122)		$(5)	$(7)		$-	$-

Credit-risk-related Contingent Features

The terms of the one effective interest rate cap at June 30, 2011 does not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income as reported	$2,417	$2,417	$147	$147	$18,005	$18,005	$264	$264
Less preferred stock dividend declared	(313)	(313)	(313)	(313)	(625)	(625)	(625)	(625)

Income (loss) available to common shareholders	$2,104	$2,104	$(166)	$(166)	$17,380	$17,380	$(361)	$(361)

Weighted average common shares outstanding (1)	28,373	28,745	28,182	28,182	28,275	28,636	20,588	20,588

Earnings (loss) per common share	$0.07	$0.07	$(0.01)	$(0.01)	$0.61	$0.61	$(0.02)	$(0.02)

(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the periods presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. These securities include convertible preferred stock, restricted stock and warrants to acquire common stock. The dilutive calculation excludes 323,115 weighted average shares for the three months ended June 30, 2010.  The dilutive calculation excludes 321,238 weighted average shares for the six months ended June 30, 2010.

NOTE 11 – COMPREHENSIVE INCOME

Other comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Other comprehensive income:
Unrealized loss on interest rate cap	$(228)	$(59)	$(222)	$(148)
Unrealized gain on securities available-for-sale	2,776	2,758	3,945	5,461
Reclassification adjustment for gains included in net income	(490)	(130)	(490)	(262)
Other comprehensive income, before tax	2,058	2,569	3,233	5,051
Income tax expense related to items of other comprehensive income	(852)	(1,135)	(1,348)	(2,235)
Other comprehensive income	1,206	1,434	1,885	2,816
Net income	2,417	147	18,005	264
Comprehensive income	$3,623	$1,581	$19,890	$3,080

NOTE 12 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at June 30, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at June 30, 2011, Using
	Fair value at June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

U.S. Treasury notes/bills	$47,772	$—	$47,772	$—
U.S. government agency notes	75,804	—	75,804	—
U.S. government agency mortgage-backed securities	58,682	—	58,682	—
U.S. government agency collateralized mortgage obligations	102,371	—	102,371	—
Private label collateralized mortgage obligations	13,550	—	13,550	—
Municipal securities	12,652	—	12,652	—
Other domestic debt securities	5,665	—	5,665	—
Interest rate caps	474	—	474	—
Total assets measured at fair value	$316,970	$—	$316,970	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2011, Using
	Fair value at June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)

Non-covered impaired loans	$8,359	$—	$—	$8,359	$(317)
Non-covered foreclosed property	20,029	—	—	20,029	(5,208)
Covered foreclosed property	5,636	—	—	5,636	—
Total assets measured at fair value	$34,024	$—	$—	$34,024	$(5,525)

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

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended June 30, 2011. There have been no changes in valuation techniques for the quarter ended June 30, 2011 and are consistent with techniques used in prior periods.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$157,880	$157,880	$88,003	$88,003
Securities available-for-sale	316,496	316,496	272,439	272,439
FHLB and other stock	12,590	12,590	9,458	9,458
Bank owned life insurance assets	12,451	12,451	12,232	12,232
Non-covered loans, net	900,601	765,511	930,712	777,059
Covered loans	172,621	172,621	53,870	53,870
FDIC shared-loss asset	81,630	81,630	16,725	16,725
Interest rate cap	474	474	697	697
Financial liabilities:
Demand deposits, money market and savings	$1,018,285	$1,018,285	$808,575	$808,575
Time certificates of deposit	388,429	390,881	347,713	350,787
FHLB advances and other borrowings	127,626	131,200	131,500	137,485
Junior subordinated debentures	26,805	16,728	26,805	14,617
FDIC shared-loss liability	3,643	3,643	988	988

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

NOTE 13— COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s outstanding commitments:

	June 30,	December 31,
	2011	2010
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$176,695	$199,937
Commercial and standby letters of credit	1,550	1,615
	$178,245	$201,552

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

As of June 30, 2011 and December 31, 2010, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

NOTE 14— SUBSEQUENT EVENT

       On July 14, 2011, the Company redeemed all 25,000 preferred stock series B shares and exited the U.S. Treasury Capital Purchase Program. The U.S. Treasury still holds a warrant to purchase 599,042 shares of our common stock at an exercise price of $6.26 exercisable through December 2018. The Company may repurchase the warrant from the Treasury or, if the Company does not repurchase, the Treasury can sell the warrant to another entity. In connection with the redemption of the preferred stock series B shares, the Company will accelerate the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend will reduce the amount of net income available to common shareholders in the 2011 third quarter.

        The Company redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The preferred stock series C shares will receive quarterly dividends and the initial dividend rate will be 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next nine quarters and is a function of the growth in qualified small business loans each quarter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking statements about us; we intend these statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

●	revenues are lower than expected;

●	credit quality deterioration, which could cause an increase in the provision for loan losses;

●	competitive pressure among depository institutions increases significantly;

●	changes in consumer spending, borrowings and savings habits;

●	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

●	a slowdown in construction activity;

●	technological changes;

●	the cost of additional capital is more than expected;

●	a change in the interest rate environment reduces interest margins;

●	asset/liability repricing risks and liquidity risks;

●	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

●	legislative, accounting or regulatory requirements or changes adversely affecting our business;

●	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

●	the costs and effects of legal, accounting and regulatory developments;

●	recent volatility in the credit or equity markets and its effect on the general economy;

●	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

●	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

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

At June 30, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $217.5 million. At December 31, 2010, we had consolidated total assets of $1.5 billion, total loans of $1.0 billion, deposits of $1.2 billion and shareholders’ equity of $198.0 million.

For the second quarter of 2011, we had net income of $2.4 million, compared with net income of $0.1 million for the second quarter of 2010.  The increase in net income for the second quarter of 2011 was due principally to higher net interest revenues from improved net interest margins and higher average interest-earning assets. Our net income for the first six months of 2011 was $18.0 million, compared with net income of $0.3 million for the first six months of 2010. The increase in net income for the first six months of 2011 was due largely to the pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After a dividend payment on our Series B preferred shares of $312,500 in the second quarter of 2011 and 2010, we recorded income per diluted common share of $0.07 for the 2011 second quarter and a loss per diluted common share of $0.01 for the 2010 second quarter. Our net income for the first six months of 2011, after Series B preferred share dividends of $625,000, was $0.61 per diluted common share. Our net loss for the first six months of 2010, after Series B preferred dividends of $625,000, was $0.02 per diluted common share.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at June 30, 2011 and $17.0 million at December 31, 2010.

Foreclosed property

       The Company acquires, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the

Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the foreclosed property meeting certain criteria. The estimated fair value of foreclosed property was $25.7 million at June 30, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There was no valuation allowance at June 30, 2011 or December 31, 2010. There were net deferred tax liabilities of $11.4 million at June 30, 2011 and net deferred tax assets of $4.6 million at December 31, 2010.

FDIC shared-loss asset

      We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into non-interest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $81.6 million at June 30, 2011 and was $16.7 million at December 31, 2010; the increase principally reflecting the 2011 second quarter SLTB transaction.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses directly in current period earnings to the extent these instruments are not effective. At June 30, 2011 the Company had $26.8 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 second quarter effectiveness assessment indicated that these instruments were effective.

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

At June 30, 2011, we did not perform an interim assessment as 2011 year-to-date results were not materially different than the estimates used in the year-end assessment and the June 30, 2011 stock price (and market capitalization) increased by 28 percent from year-end.

      We also undertake an impairment analysis on our debt securities each quarter. When we do not intend to sell, and it is more likely than not we are not required to sell, a debt security before recovery of its cost basis, we separate other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. We recognize in earnings the amount of the other-than-temporary impairment related to credit loss. We recognize in other comprehensive income the amount of other-than-temporary impairment related to other factors. Our assessment of other-than-temporary declines in fair value considers the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, and the long-term financial outlook of the issuer. In addition, we consider the expected cash flows from the security and our ability and intent to hold the security until the fair value recovers.

For the six months ended June 30, 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment charge of $18,000 on a $1.0 million community development-related equity investment.

Results of operations – for the three and six months ended June 30, 2011 and 2010

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

Our net interest income for the three months ended June 30, 2011 increased to $15.5 million from $10.8 million for the same period last year. For the first six months of 2011, our net interest income increased to $28.3 million from $21.5 million for the same period a year ago. The increase in net interest income reflects higher interest-earning assets and an improved net interest margin. Interest income for the 2011 second quarter was $19.0 million, up from $14.4 million for the 2010 second quarter. Interest income for the first six months of 2011 was $35.5 million, up from $29.0 million for the same period last year. The increase in interest income for both periods principally reflects the higher level of loans and loan yields. There were no covered loans in the same periods a year ago. Interest expense for the 2011 second quarter was $3.5 million, down from $3.6 million for the 2010 second quarter. Interest expense for the first half of 2011 was $7.3 million, down from $7.5 million for the same period a year ago. The decrease in interest expense for both periods was due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the second quarter of 2011 was 3.95 percent compared with 3.40 percent for the same quarter last year. For the first half of 2011, our net interest margin was 3.82 percent compared with 3.39 percent for the first half of 2010. The increase in our net interest margin was primarily due to a reduction in the cost of our interest-bearing liabilities and the benefit from the addition of non-interest checking deposits, primarily from the EPS division during the second quarter. The yield on interest-earning assets for the second quarter of 2011 was 4.84 percent, up 7 basis points from 4.77 percent for the second quarter a year ago. The 38 basis point reduction in the cost of our interest-bearing liabilities positively affected our net interest margin. The rate paid on interest-bearing liabilities was 1.18 percent for the 2011 second quarter compared with 1.56 percent for the second quarter a year ago. The yield on interest-earning assets for the six months ended June 30, 2011 was up 22 basis points to 4.79 percent compared with 4.57 percent for the same period last year. Adding to the increase in our net interest margin was the decline in the cost of our interest-bearing liabilities. The rate paid on interest-bearing liabilities fell 34 basis points to 1.27 percent for the first half of 2011 compared with 1.61 percent for the same period last year.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and six months ended June 30, 2011 and 2010.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$1,107,772	$17,236	6.24%	$913,251	$12,819	5.63%
Securities	314,025	1,680	2.16%	278,395	1,508	2.22%
Federal funds sold and deposits with banks	154,631	111	0.29%	86,380	59	0.27%

Total earning assets	1,576,428	$19,027	4.84%	1,278,026	$14,386	4.77%

Non-earning assets	279,720			155,955

Total average assets	$1,856,148			$1,433,981

Interest bearing checking	$97,699	$99	0.41%	$82,043	$67	0.33%
Savings and money market	473,867	1,131	0.95%	360,668	866	0.96%
Certificates of deposit	460,840	1,086	0.94%	316,472	951	1.21%

Total interest bearing deposits	1,032,406	2,316	0.90%	759,183	1,884	1.00%

Borrowings	138,965	877	2.53%	130,698	1,257	3.86%
Junior subordinated debentures	26,805	334	4.99%	26,772	439	6.56%

Total borrowed funds	165,770	1,211	2.92%	157,470	1,696	4.30%

Total interest bearing funds	1,198,176	$3,527	1.18%	916,653	$3,580	1.56%

Noninterest checking	418,406			310,943
Other liabilities	23,940			8,784
Shareholders’ equity	215,626			197,601

Total liabilities and shareholders’ equity	$1,856,148			$1,433,981

Net interest income		$15,500			$10,806
Net interest margin (tax equivalent) 2			3.95%			3.40%

	Six months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans1	$1,066,703	$32,368	6.12%	$921,408	$25,806	5.65%
Securities	302,090	2,991	1.99%	309,967	3,097	2.05%
Federal funds sold and deposits with banks	126,268	180	0.29%	48,976	79	0.32%

Total earning assets	1,495,061	$35,539	4.79%	1,280,351	$28,982	4.57%

Non-earning assets	264,188			156,207

Total average assets	$1,759,249			$1,436,558

Interest bearing checking	$95,266	$189	0.40%	$80,859	$130	0.32%
Savings and money market	449,157	2,132	0.90%	354,212	1,783	0.82%
Certificates of deposit	447,640	2,337	0.99%	339,574	2,143	1.27%

Total interest bearing deposits	992,063	4,658	0.95%	774,645	4,056	1.06%

Borrowings	136,229	1,937	2.71%	136,981	2,569	3.78%
Junior subordinated debentures	26,805	665	4.96%	26,766	878	6.56%

Total borrowed funds	163,034	2,602	3.20%	163,747	3,447	4.22%

Total interest bearing funds	1,155,097	$7,260	1.27%	938,392	$7,503	1.61%

Noninterest checking	374,414			308,014
Other liabilities	21,519			9,428
Shareholders’ equity	208,219			180,724

Total liabilities and shareholders’ equity	$1,759,249			$1,436,558

Net interest income		$28,279			$21,479
Net interest margin (tax equivalent) 2			3.82%			3.39%

1
Yields and amounts earned on loans include loan fees/discount accretion of $0.8 million and $-0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $-0.4 million for the six months ended June 30, 2011 and 2010, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $48.6 million for the six months ended June 30, 2011and $34.0 million for the six months ended June 30, 2010.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended June 30, 2011 to 2010 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$1,687	$2,730	$4,417
Interest on securities	(21)	193	172
Interest on Federal funds sold and deposits with banks	5	47	52
Total interest income	1,671	2,970	4,641

Interest expense
Interest on deposits	(246)	678	432
Interest on borrowings	(460)	80	(380)
Interest on junior subordinated debentures	(105)	—	(105)
Total interest expense	(811)	758	(53)
Net interest income	$2,482	$2,212	$4,694

	Six months ended June 30, 2011 to 2010 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans	$2,493	$4,069	$6,562
Interest on securities	(27)	(79)	(106)
Interest on Federal funds sold and deposits with banks	(24)	125	101
Total interest income	2,442	4,115	6,557

Interest expense
Interest on deposits	(554)	1,156	602
Interest on borrowings	(618)	(14)	(632)
Interest on junior subordinated debentures	(214)	1	(213)
Total interest expense	(1,386)	1,143	(243)
Net interest income	$3,828	$2,972	$6,800

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Tables do not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $0.5 million for the three months ended June 30, 2011 compared with $1.8 million for the three months ended June 30, 2010. For the first six months of 2011, the provision for loan losses was $3.0 million compared with $3.5 million for the same period last year. Our provision for loan losses relates to the non-covered loan portfolio; there was no provision for the covered loan portfolio for the three and six months ended June 30, 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $3.2 million for the 2011 second quarter compared with $2.0 million for the same period a year ago. Noninterest income was $38.1 million for the first six months of 2011 compared with $3.1 million for the same period last year. The increase for the quarterly period is largely due to increased fee income from the new EPS division. The increase for the six-month period is largely due to the pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

The following table presents a summary of noninterest income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Service charges on deposit accounts	$858	$814	$1,755	$1,599
Net gain on sale of securities	490	130	490	262
Impairment loss on securities	—	—	(1,066)	(18)
Market gain on foreclosed assets	—	691	—	691
Gain on acquisitions	466	—	35,202	—
Other income	1,376	319	1,718	613

Total noninterest income	$3,190	$1,954	$38,099	$3,147

Our service charges on deposit accounts for the three months ended June 30, 2011 were $0.9 million, up from $0.8 million in the same period in 2010. Service charges on deposit accounts for the six months ended June 30, 2011 were $1.8 million, up from the $1.6 million in the six months ended June 30, 2010. The increases reflect the growth of our transactional deposit accounts over the last twelve months.

We recognized an impairment loss of $1.1 million on two private-label CMO securities in the first quarter of 2011. In the same year ago period, we recognized an impairment loss of $18,000 on a $1.0 million community development-related equity investment. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the second quarter of 2011 and for the six months then ended, we sold $21.0 million of securities and realized net gains of $490,000. For the second quarter of 2010, we sold $44.5 million of securities and realized net gains of $130,000. For the first six months of 2010, we sold $79.9 million of securities and realized net gains of $262,000.

Our other income for the three months ended June 30, 2011 was $1.4 million, up from $0.3 million in the same period in 2010. Other income for the six months ended June 30, 2011 was $1.7 million, up from the $0.6 million in the six months ended June 30, 2010. The increases reflect the increase in fee income from the new EPS division acquired on April 8, 2011.

Noninterest expense

Our noninterest expense for the three months ended June 30, 2011 was $14.0 million, up from $10.8 million for the three months ended June 30, 2010. For the first half of 2011, noninterest expense was $32.3 million, up from $20.7 million for the same period last year. The increase in noninterest expense reflects the growth in the Company’s workforce in association with the acquisitions of Western Commercial Bank, San Luis Trust Bank and the EPS division, as well as the addition of three lending teams. Employees at June 30, 2011 numbered 293 compared with 245 at the end of the same period a year ago. In addition, professional expenses were higher due to ongoing loan collection and resolution efforts. Loss on and expense of foreclosed property had the largest increase period over period and totaled $5.7 million in the first six months of 2011 compared with $0.5 million for the same period a year ago due to valuation allowances recorded on the two largest properties owned by the Company.

The following table presents a summary of noninterest expense:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Salaries and employee benefits	$6,572	$4,889	$12,640	$9,859
Premises and equipment	1,603	1,517	3,142	3,054
Data processing	814	597	1,875	1,192
Legal, audit, and other professional services	1,568	590	3,228	772
Printing, stationery, and supplies	112	113	208	125
Telephone	208	213	374	437
Directors’ expense	100	113	206	233
Advertising, marketing and business development	428	286	797	513
Postage	65	47	121	103
Insurance and regulatory assessments	750	780	1,413	1,580
Loss on and expense of foreclosed property	486	468	5,738	546
Amortization of intangible assets	624	417	1,040	833
Other expenses	687	721	1,548	1,420

Total noninterest expense	$14,017	$10,751	$32,330	$20,667

      Salaries and benefits increased to $6.6 million for the 2011 second quarter from $4.9 million for the same period last year. For the first half of 2011, salaries and benefits increased 28 percent to $12.6 million from $9.9 million for the same period last year. The increase reflects the growth in the Company’s workforce from the acquisitions of Western Commercial Bank, San Luis Trust Bank and the EPS division. Our workforce increased approximately 20 percent to 293 full-time equivalent employees at June 30, 2011 from 245 a year ago.

      Legal, audit and professional services expense increased to $1.6 million for the 2011 second quarter from $0.6 million for the same period last year. For the first half of 2011, legal, audit and professional services expense increased to $3.2 million from $0.8 million for the same period last year. The increase largely reflects increased legal expense due to ongoing loan collection and resolution efforts.

Loss on and expense of foreclosed property was $0.5 million for both the second quarter of 2011 and 2010. For the first half of 2011, loss on and expense of foreclosed property increased to $5.7 million from $0.5 million in the same period a year ago primarily due to valuation allowances recorded on the two largest properties owned by the Company.

Our efficiency ratio was 71 percent for the second quarter of 2011 compared with 83 percent for the second quarter of 2010. Our efficiency ratio for the first half of 2011 was 80 percent compared with 81 percent for the same period last year. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, loss on and expense of foreclosed property and integration/conversion expenses to the sum of net interest income and noninterest income, excluding gains or losses on security sales and gains on acquisitions. The improvement in the efficiency ratio for the 2011 periods as compared to the 2010 periods was due primarily to revenues growing at a faster pace than operating expenses.

Income taxes

The income tax provision was $13.0 million for the six months ended June 30, 2011 compared with $0.2 million for the same period in 2010. The combined federal and state effective tax rate for the six months ended June 30, 2011 was 42.0 percent compared with 39.9 percent for the same period in 2010.

Financial position – June 30, 2011 compared with December 31, 2010

Lending and credit risk

We provide a variety of loan and credit-related products and services to meet the needs of borrowers primarily located in the seven Southern California counties where our branches are located. Business loans, represented by commercial real estate loans, commercial loans and construction loans comprise the largest portion of the loan portfolio. Consumer or personal loans, represented by home mortgage, home equity and installment loans, comprise a smaller portion of the loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer.

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

We manage credit risk through Board-approved policies and procedures. At least annually, the Board of Directors reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and performance of our loan portfolio reviewed by the Directors’ Credit Review Committee. In addition, we have a well-defined set of standards for evaluating the loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. The Directors’ Audit Committee also engages a third party to perform an independent review of the loan portfolio to review credit quality, adequacy of documentation, appropriate loan grading administration, compliance with lending policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans decreased $28.8 million, or 3 percent, to $918.9 million at June 30, 2011 from $947.7 million at December 31, 2010. The decline in commercial loans and lines of credit since year-end 2010 includes the payoff of two motion picture and video production shared national credit loans totaling $2.6 million. The decline in the remainder of non-covered loans since year-end 2010 was due to payoffs and paydowns outpacing new originations for the period.

(in thousands)	At June 30, 2011	At December 31, 2010
Commercial mortgage	$392,312	$399,642
Commercial loans and lines of credit	200,863	213,576
Multifamily mortgage	134,091	135,639
Construction and land development	49,325	55,260
Home mortgage	107,509	108,076
Home equity loans and lines of credit	28,414	29,828
Installment and credit card	6,393	5,724

Total loans	918,907	947,745
Allowance for loan losses	(18,306)	(17,033)

Loans, net	$900,601	$930,712

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

Commercial mortgage loans, the largest segment of our non-covered portfolio, were 43 percent of non-covered loans at June 30, 2011 compared with 42 percent at December 31, 2010. We had 365 commercial mortgage loans with an average balance of $1,076,000 at June 30, 2011.  Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial, office, and retail, representing approximately 68 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At June 30, 2011	At December 31, 2010
Southern California
Los Angeles	$187,582	$199,110
Orange	28,547	29,788
Ventura	115,792	109,684
Riverside	19,086	19,835
San Bernardino	15,978	16,233
San Diego	15,392	15,859
Santa Barbara	228	230

Total Southern California	382,605	390,739

Northern California
Alameda	349	344
Alpine	1,091	—
Contra Costa	368	383
Fresno	2,424	2,443
Imperial	344	352
Kern	715	920
Madera	529	536
Placer	609	613
Sacramento	340	348
San Mateo	2,382	2,401
Solano	268	272
Tulare	288	291

Total Northern California	9,707	8,903

Total non-covered commercial mortgage loans	$392,312	$399,642

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At June 30, 2011	At December 31, 2010
Industrial/warehouse	$108,444	$108,860
Office	97,376	98,277
Retail	60,311	65,917
Hotel	24,090	24,429
Self storage	19,575	19,409
Mixed use	14,241	10,388
Medical	12,562	14,528
Restaurant	9,071	9,419
Assisted living	5,709	5,768
All other	40,933	42,647

Total non-covered commercial mortgage loans	$392,312	$399,642

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Commercial mortgage loans by origination year/maturity year
(in thousands)

	Year of maturity
Origination					2015 and
Year	2011	2012	2013	2014	Thereafter	Total

2005 and earlier	$3,704	$1,534	$1,795	$12,120	$84,738	$103,891

2006	1,236	—	6,323	—	39,585	47,144

2007	7,671	14,006	743	—	31,408	53,828

2008	2,196	11,132	1,918	—	60,835	76,081

2009	551	1,015	—	6,119	51,951	59,636

2010	60	115	510	—	30,700	31,385

2011	158	—	—	—	20,189	20,347

Total	$15,576	$27,802	$11,289	$18,239	$319,406	$392,312

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.35. Before the the third quarter of 2009, our maximum loan-to-value was 70 percent and the minimum debt service coverage ratio was 1.25. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.9 percent and the weighted average debt service coverage ratio was 1.65 at June 30, 2011. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 22 percent of total non-covered loans at June 30, 2011, down from 23 percent at December 31, 2010. We had 776 commercial loans with an average balance of $258,000 at June 30, 2011. Unused commitments on commercial loans were $108.7 million at June 30, 2011 compared with $134.9 million at December 31, 2010. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At June 30, 2011, six loans under these facilities had outstanding balances of $17.6 million. These loans consist of five motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At June 30, 2011, we also have commitments of $12.1 million for two other motion picture and video production facilities with no outstanding balances. Below is a table of our non-covered loans by business sector.

Commercial loans by industry/sector (in thousands)	At June 30, 2011	At December 31, 2010
Services	$56,575	$53,549
Real estate	49,259	54,387
Information	34,611	44,193
Trade	23,752	22,488
Manufacturing	16,916	18,722
Healthcare	15,150	16,593
Transportation and warehouse	3,888	3,644
Other	712	—

Total non-covered commercial loans	$200,863	$213,576

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

Construction and land loans represent 5 percent of total non-covered loans at June 30, 2011, down from 6 percent at December 31, 2010. At June 30, 2011, we had 27 projects with an average commitment of $2,635,000. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At June 30, 2011, 16 percent of these loans, or $7.8 million, represented residential construction projects; 16 percent, or $8.1 million, were commercial projects; and, 68 percent, or $33.4 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 56.2 percent at June 30, 2011. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

	At June 30, 2011		At December 31, 2010
Construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$30,901	$16,380	$27,168	$21,786
Orange	15,019	14,065	15,019	14,239
Ventura	18,404	12,159	16,194	12,506
Riverside	3,983	3,891	3,983	3,906
Santa Barbara	2,840	2,830	2,840	2,823

Total non-covered construction and land loans	$71,147	$49,325	$65,204	$55,260

We are mindful of the economic disruption in our marketplace and have supplemented our regular monitoring practices with updated project appraisals, re-evaluation of estimated project marketing time and re-evaluation of the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves) when necessary. We also re-evaluate the ability of the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, we request the project sponsor to make payments to us from their general resources or request the project sponsor to place with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 15 percent of total non-covered loans at June 30, 2011, up from 14 percent at December 31, 2010. We had approximately 155 multifamily loans with an average balance of $867,000 at June 30, 2011.  Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 59.3 percent and the weighted average debt service coverage ratio was 1.38 for our multifamily portfolio at June 30, 2011. Below is a table of our non-covered multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At June 30, 2011	At December 31, 2010
Southern California
Los Angeles	$89,421	$92,897
Orange	15,801	15,948
Ventura	10,359	7,495
Riverside	499	502
San Bernardino	3,913	3,979
San Diego	4,966	4,999
Santa Barbara	1,861	1,876

Total Southern California	126,820	127,696

Northern California
Alameda	782	787
Calaveras	1,346	1,357
Fresno	242	245
Kern	2,572	2,609
Merced	656	664
Monterey	376	379
Mono	226	228
San Francisco	732	1,329
Santa Cruz	339	345

Total Northern California	7,271	7,943

Total non-covered multifamily mortgage	$134,091	$135,639

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Multifamily mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2015 and
Year	2011	2012	2013	2014	Thereafter	Total

2005 and earlier	$—	$1,165	$1,134	$—	$11,745	$14,044

2006	—	—	—	—	1,346	1,346

2007	—	—	—	—	9,721	9,721

2008	—	—	—	—	48,192	48,192

2009	251	—	—	—	49,479	49,730

2010	—	—	—	—	6,914	6,914

2011	—	—	—	—	4,144	4,144

Total	$251	$1,165	$1,134	$—	$131,541	$134,091

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at June 30, 2011. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At June 30, 2011, 33 percent of our loans were less than $1 million and 75 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	June 30, 2011
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,500,000
Commercial mortgage	10%	13%	31%	14%	21%	11%
Commercial loans and lines of credit	28%	12%	34%	8%	18%	0%
Construction and land development	3%	2%	42%	18%	13%	22%
Multifamily mortgage	15%	27%	40%	3%	15%	0%
Home mortgage	23%	22%	29%	7%	19%	0%
Home equity loans and lines of credit	46%	17%	7%	30%	0%	0%
Installment and credit card	88%	12%	0%	0%	0%	0%

Weighted average totals	18%	15%	32%	11%	18%	6%
Number	1,656	205	190	26	27	5

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors examines and formally approves the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-one quarters.

Our evaluation of the adequacy of the allowance for non-covered loan losses includes a review of individual non-covered loans to identify specific probable losses and assigns estimated loss factors to specific groups or types of non-covered loans to calculate possible losses. In addition, we estimate the probable loss on previously accrued but unpaid interest. We refer to these as quantitative considerations. Our evaluation also considers subjective factors such as changes in local and regional economic and business conditions, financial improvement or deterioration in business sectors and industries, changes in lending practices, changes in personnel, changes in the volume and level of past due and nonaccrual loans and concentrations of credit. We refer to these as qualitative considerations.

Our 2011 second quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised upward our estimated loss factors in our quantitative considerations.

 As a result, the allowance for non-covered loan losses increased to $18.3 million or 1.99 percent of non-covered loans at June 30, 2011 compared with $17.0 million or 1.80 percent of non-covered loans at December 31, 2010. We believe that our allowance for non-covered loan losses was adequate at June 30, 2011; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Beginning balance	$18,666	$15,598	$17,033	$16,505
Provision for loan losses	500	1,766	3,000	3,520
Loans charged-off	(1,134)	(1,111)	(2,027)	(3,844)
Recoveries on loans charged-off	274	199	300	271
Ending balance	$18,306	$16,452	$18,306	$16,452

Allowance to gross non-covered loans	1.99%	1.85%	1.99%	1.85%
Net loans charged-off to average loans, annualized	0.36%	0.40%	0.37%	0.78%

The following table presents the net non-covered loan charge-offs by loan type and the percentage of net non-covered loans charged-off to average non-covered loans by type for the periods indicated.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(in thousands)	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized
Construction and land development	$(1)	0.00%	0.00%	$350	0.45%	0.91%
Home mortgage	367	0.27%	0.54%	158	0.31%	0.62%
Commercial loans & lines	900	0.44%	0.88%	1,205	0.58%	1.15%
Commercial real estate	377	0.07%	0.14%	1,639	0.30%	0.61%
Home equity loans & lines	—	0.00%	0.00%	199	0.50%	1.01%
Installment	84	1.74%	3.48%	22	0.41%	0.81%

Total	$1,727	0.18%	0.37%	$3,573	0.40%	0.78%

 Net non-covered loan charge-offs for the six months ended June 30, 2011 were $1.7 million compared with $3.6 million for the same period last year. In the first six months of 2010, a significant charge-off consisted of a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Net annualized non-covered loan charge-offs to average non-covered loans for the six months ended June 30, 2011 were 0.37 percent compared with 0.78 percent for the first six months of 2010.

The following table presents the allocation of the allowance for loan losses to each non-covered loan category and the percentage relationship of loans in each category to total loans:

	June 30, 2011		December 31, 2010
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$7,019	43%	$6,134	42%
Multifamily mortgage	2,556	15%	2,273	14%
Commercial loans	5,469	22%	4,934	23%
Construction loans	874	5%	1,698	6%
Home equity loans and lines	426	2%	416	3%
Home mortgage	1,851	12%	1,496	11%
Installment and credit card	111	1%	82	1%

Total	$18,306	100%	$17,033	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

      The allowance for losses on undisbursed commitments was $101,000 at June 30, 2011, and December 31, 2010, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents non-covered past due loans, nonaccrual loans and foreclosed assets. We had thirteen non-covered restructured loans for $4.1 million at June 30, 2011; two restructured loans for $1.8 million are included in the $5.8 million accruing loans past due 30 to 89 days total shown below and eleven restructured loans for $2.3 million are included in the $17.8 million nonaccrual loan total shown below. We had twelve non-covered restructured loans for $4.2 million at December 31, 2010; three restructured loans for $1.3 million were current at December 31, 2010, one restructured loan for $0.7 million is included in the $11.6 million accruing loans past due 30 to 89 days total shown below and eight restructured loans for $2.3 million are included in the $18.2 million nonaccrual loan total shown below.

(dollars in thousands)	At June 30, 2011	At December 31, 2010
Accruing loans past due 30 - 89 days	$5,838	$11,630
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	$17,792	$18,241
Foreclosed assets	$20,029	$26,011
Ratios:
Accruing loans past due 90 days or more to non-covered loans	—	—
Nonaccrual loans to non-covered loans	1.93%	1.92%

Non-covered accruing loans past due 30 to 89 days decreased to $5.8 million at June 30, 2011 from $11.6 million at December 31, 2010. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing decreased to $17.8 million at June 30, 2011 from $18.2 million at December 31, 2010. These non-performing non-covered loans, as a percentage of total non-covered loans, were 1.93 percent at the end of the second quarter compared with 1.92 percent at December 31, 2010.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $8.7 million at June 30, 2011. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the estimated value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at June 30, 2011 a specific loss allowance of $1.2 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.4 million office building in Costa Mesa, California. The loan was over 90 days past due at June 30, 2011. Our most current appraisal indicates a loan-to-value ratio of 68 percent. We have no specific loss allowance for this loan at June 30, 2011.

Our third largest nonaccrual loan was a $1.2 million entertainment-related commercial loan and a related $0.5 million loan, totaling $1.7 million. A legal dispute regarding royalty payments has affected our borrower’s ability to pay. A third party holds the royalty payments pending resolution of the dispute between our borrower and another party. These funds and continuing payments are more than sufficient to service our loans. We have no specific loss allowance for these loans at June 30, 2011. As discussed above, among the factors we consider in evaluating potential impairments of our loans is the view of our regulators. Due to an event occurring subsequent to June 30 and the uncertainty as to when this legal dispute will be resolved, while we await recovery pending resolution of the dispute or seek other possible alternative repayment sources, we may charge-off these loans.

All other nonaccrual loans were individually under $1 million at June 30, 2011.

The following table presents the activity in our nonaccrual non-covered loan category for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	39	$21,186	26	$37,034	28	$18,241	21	$39,958
New loans added	10	163	5	1,297	24	4,327	17	6,510
Advances on existing loans	—	—	—	317	—	—	—	317
Loans transferred to foreclosed property	(1)	(410)	(3)	(22,225)	(1)	(410)	(4)	(23,676)
Loans returned to accrual status	(4)	(588)	(2)	(1,394)	(6)	(1,285)	(3)	(2,039)
Payoffs of existing loans	(3)	(1,913)	(2)	(517)	(3)	(1,912)	(3)	(3,616)
Loans sold	—	—	(1)	(490)	—	—	(1)	(490)
Payments on existing loans	—	(154)	—	(4)	—	(407)	—	(1,162)
Charge offs on existing loans	(1)	(492)	—	—	(2)	(522)	(4)	(375)
Partial charge-offs on existing loans	—	—	—	(826)	—	(240)	—	(2,235)
Ending balance	40	$17,792	23	$13,192	40	$17,792	23	$13,192

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $20.4 million for the six months ended June 30, 2011 and $34.0 million for the six months ended June 30, 2010. Impaired loans were $17.8 million at June 30, 2011 and $18.2 million at December 31, 2010. Allowances for loan losses for individually impaired loans are computed in accordance with accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $17.8 million of impaired loans at June 30, 2011, $10.2 million had specific allowances of $1.8 million. Of the $18.2 million of impaired loans at December 31, 2010, $12.5 million had specific allowances of $2.0 million.

Non-covered foreclosed property

Non-covered foreclosed property at June 30, 2011 consists of a $14.9 million office complex project consisting of 18 buildings in Ventura County, a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon, a $1.0 million industrial property in Santa Clara County. The remainder represents one office building and three single-family residences in Southern California that together total $0.9 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	8	$20,855	2	$5,997	8	$26,011	1	$4,893
New properties added	1	229	3	22,958	1	229	5	24,398
Valuation allowances	—	(97)	—	(230)	—	(5,208)	—	(230)
Sales proceeds received	(2)	(958)	(1)	(875)	(2)	(1,003)	(2)	(1,211)
Ending balance	7	$20,029	4	$27,850	7	$20,029	4	$27,850

Covered loans

We acquired loans in the WCB and SLTB acquisitions for which we entered into shared-loss agreements with the FDIC, or covered loans. We will share in the losses, which begin with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans and foreclosed property) covered (“covered assets”) under the shared-loss agreements. We refer to all other loans in our loan portfolio not acquired from WCB or SLTB as non-covered loans.

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

 The covered loan portfolio increased to $172.6 million at June 30, 2011 from $53.9 million at December 31, 2010 because of the FDIC-assisted SLTB acquisition in February 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At June 30, 2011	At December 31, 2010
Home mortgage	$49,588	$2,046
Commercial mortgage	43,851	26,038
Construction and land loans	30,711	6,143
Commercial loans and lines of credit	15,874	16,820
Multifamily	19,074	2,688
Home equity loans and lines of credit	13,520	135
Installment and credit card	3	—
Total covered loans	$172,621	$53,870

 The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. The FDIC shared-loss asset was $81.6 million at June 30, 2011 and $16.7 million at December 31, 2010. The increase was due to the initial FDIC shared-loss asset recorded in conjunction with the FDIC-assisted SLTB acquisition on February 18, 2011.

 The acquired covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring practices. The covered loans have the same credit quality indicators, such as risk grade and classification, as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment. If credit deteriorates beyond the respective acquisition date fair value amount of covered loans we will establish an allowance for credit losses through a charge to earnings.

  At June 30, 2011 and December 31, 2010, we had no allowance for the covered loans because there was credit quality deterioration not beyond the acquisition date fair value amounts of the covered loans.

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At June 30, 2011, core deposits were $1.1 billion. At December 31, 2010, core deposits were $892.7 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans. The EPS division also contributed to the increase in core deposits.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at June 30, 2011 increased to $426.5 million from $395.1 million at December 31, 2010. The increase in alternative funds was due to the wholesale time deposits and FHLB advances assumed in the SLTB acquisition.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days.

These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2011 or December 31, 2010. We also have a $15.1 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at June 30, 2011 or December 31, 2010. In addition, we had approximately $196.0 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at June 30, 2011.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series B preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At June 30, 2011, there were $6.9 million of dividends available for payment under the method described. We received no dividends from the Bank in the year ended December 31, 2010 or in the six months ended June 30, 2011.  The Company has $4.8 million in cash on deposit with the Bank at June 30, 2011.

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

At June 30, 2011, we had cash balances at the Reserve Bank of $40.0 million compared with $19.9 million at December 31, 2010. Interest bearing deposits with other financial institutions increased to $111.4 million at June 30, 2011 from $62.5 million at December 31, 2010. The higher balance reflects the liquidity acquired in the SLTB and EPS division acquisitions.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $18.6 million during the six months ended June 30, 2011. The difference between cash used by operating activities and net income largely consisted of non-cash items including a $35.2 million gain on acquisitions.

Net cash of $197.4 million provided by investing activities consisted principally of $94.3million of proceeds from securities available-for-sale, $112.1million of cash acquired in the SLTB and EPS division acquisitions, $46.3 million of proceeds from net loan paydowns partially offset by $85.9 million of purchases of securities available-for-sale and $1.2 million of purchases of premises and equipment.

Net cash of $157.8 million used by financing activities primarily consisted of a $50.4 million decrease in borrowings, a $106.7 million decrease in net deposits and $0.6 million of dividends paid on preferred stock.

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

Securities, at amortized cost, increased by $40.6 million, or 15 percent, from $279.0 million at December 31, 2010 to $319.6 million at June 30, 2011. The increase is partly due to the $35.0 million of securities acquired in the FDIC-assisted SLTB acquisition.

Net unrealized holding losses were $3.1 million at June 30, 2011 and were $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, unrealized holding losses were 0.96 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury notes and bills and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at June 30, 2011 and December 31, 2010, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	At June 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$6,046	$(1)	$—	$—	$6,046	$(1)
U.S. government agency notes	6,223	(3)	—	—	6,223	(3)
U.S. government agency mortgage-backed securities	4,261	(86)	—	—	4,261	(86)
U.S. government agency collateralized mortgage obligations	17,637	(34)	—	—	17,637	(34)
Private-label collateralized mortgage obligations	—	—	17,633	(4,083)	17,633	(4,083)
Municipal securities	6,644	(86)	—	—	6,644	(86)
Other domestic debt securities	2,500	(2)	4,695	(1,528)	7,195	(1,530)

	$43,311	$(212)	$22,328	$(5,611)	$65,639	$(5,823)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

We determined that, as of June 30, 2011, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.5 million at June 30, 2011. At December 31, 2010, the unrealized loss was $1.9 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at June 30, 2011. Sixteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of June 30, 2011. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at June 30, 2011 relate to a type of mortgage-backed security also known as private-label CMOs. As of June 30, 2011, the par value of these securities was $19.7 million and the amortized cost basis, net of other-than-temporary impairment charges, was $17.6 million. At June 30, 2011, the fair value of these securities was $13.6 million, representing 4 percent of our securities portfolio. Gross unrealized losses related to these securities were $4.1 million, or 23 percent of the aggregate cost basis of these securities as of June 30, 2011.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three of our four private-label CMOs, approximately 98 percent of amortized cost, had credit agency ratings of less than investment grade at June 30, 2011.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of June 30, 2011.  Based upon this analysis, we determined there was no additional other-than-temporary impairment at June 30, 2011. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	June 30,	December 31,
(in thousands)	2011	2010

Core deposits:
Non-interest bearing checking	$429,528	$331,648
Interest checking	98,695	88,638
Savings and money market accounts	490,062	388,289
Retail time deposits less than $100,000	89,570	84,133
Total core deposits	1,107,855	892,708
Noncore deposits:
Retail time deposits $100,000 or more	174,324	144,974
Wholesale time deposits	24,535	18,606
State of California time deposits	100,000	100,000
Total noncore deposits	298,859	263,580
Total core and noncore deposits	$1,406,714	$1,156,288

The $250.4 million increase in deposits from the 2010 year-end was due principally to the deposits assumed in the SLTB and EPS division acquisitions. Core deposits increased $215.1 million since year-end 2010. Core deposits represent 79 percent of deposits at June 30, 2011, up from 77 percent at December 31, 2010. The increase in core deposits resulted in a decrease in the cost of deposits in 2011 which in turn resulted in an improved net interest margin.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $298.8 million at June 30, 2011. Large balance certificates of deposit were $263.6 million at December 31, 2010. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $68.2 billion of investments, of which approximately $4.0 billion represent time deposits placed at various financial institutions. At June 30, 2011, and December 31, 2010, State of California time deposits placed with us, with original maturities of three months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives. Brokered deposits are wholesale certificates of deposits accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At June 30, 2011 and December 31, 2010, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We categorize these deposits as wholesale time deposits in the table above. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $5.2 million of these reciprocal deposits, included in time deposits of $100,000 or more, at June 30, 2011 and $7.0 million at December 31, 2010.

At June 30, 2011, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$161,591
Over three months to twelve months	76,013
Over twelve months	61,146

$298,750

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At June 30, 2011, we had $127.6 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $97.6 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2011		Year Ended December 31, 2010
(in thousands)	Federal Home Loan Bank Advances	Weighted average Interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$97,626	3.03%	$86,500	3.11%
Maximum amount outstanding at any month-end during the period	$138,750	2.69%	$122,000	3.88%
Average amount outstanding during the period	$104,904	2.62%	$88,995	3.69%

The higher levels of liquid assets and slow loan demand allowed these borrowings to mature and not be renewed.

The following table presents the maturities of FHLB term advances:

	At June 30, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$9,798	2011	3.26%	$13,000	2011	3.21%
	25,604	2012	3.55%	18,500	2012	4.03%
	7,224	2013	2.86%	—
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	7,500	2017	4.07%	7,500	2017	4.07%
	$97,626			$86,500

The following table presents maturities of securities sold under agreements to repurchase:

	At June 30, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$—			$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$30,000			$45,000

Junior Subordinated Debentures

As of June 30, 2011 and December 31, 2010, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At June 30, 2011, the rate was 1.80%.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series B. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of June 30, 2011, we reserved 321,823 of common shares for the conversion of the preferred stock series A.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, or the CPP, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. The common stock warrant entitles the Treasury to purchase 599,042 shares of our common stock at an exercise price of $6.26 for a term of ten years. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program. The warrant is still outstanding and the Company may repurchase the warrant from the Treasury or, if the Company does not repurchase, the Treasury can sell the warrant to a new entity. In connection with the redemption of the preferred stock series B shares, the Company will accelerate the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend will reduce the amount of net income available to common shareholders in the 2011 third quarter.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive quarterly dividends and the initial dividend rate will be 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next nine quarters and is a function of the growth in qualified small business loans each quarter.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2011
Total capital	$188,162	17.14%	$87,828	> 8.00%
(to risk weighted assets)
Tier I capital	$174,383	15.88%	$43,914	> 4.00%
(to risk weighted assets)
Tier I capital	$174,383	9.77%	$71,406	> 4.00%
(to average assets)
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	> 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	> 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	> 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since June 30, 2011 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2011
Total capital	$183,997	16.76%	$87,823	> 8.00%	$109,779	> 10.00%
(to risk weighted assets)
Tier I capital	$170,407	15.52%	$43,912	> 4.00%	$65,868	> 6.00%
(to risk weighted assets)
Tier I capital	$170,407	9.54%	$71,480	> 4.00%	$89,350	> 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	> 8.00%	$102,613	> 10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	> 4.00%	$61,568	> 6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	> 4.00%	$72,668	> 5.00%
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

The following summarizes our outstanding commitments at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$176,695	$199,937
Commercial and standby letters of credit	1,550	1,615

	$178,245	$201,552

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

The allowance for losses on undisbursed commitments was $101,000 at June 30, 2011, and December 31, 2010, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.67% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 0.02% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 0.16% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 2, and 3 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	-0.67%	1.17%	1.90%
+100 bps	0.02%	3.21%	7.18%
+200 bps	0.16%	1.72%	6.74%
+400 bps	0.17%	4.51%	11.46%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2011.  In our most recent analysis, approximately 45 percent of our loans had a fixed rate of interest and approximately 55 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 38 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 21 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 41 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2 3 or 5 years, then adjusts periodically with a specified index rate. In addition, approximately 83 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 42 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 73 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of our business causes us to be involved in routine legal proceedings from time to time. We are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended June 30, 2011 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

First California Financial Group, Inc.

Date: August 15 2011	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)