Form 10-Q
period 2011-09-30
First California Financial Group, Inc.
filed 2011-11-14
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

29,220,079 shares of Common Stock, $0.01 par value, as of November 10, 2011

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Cash and due from banks	$41,582	$25,487
Interest bearing deposits with other banks	128,270	62,516
Securities available-for-sale, at fair value	332,285	272,439
Non-covered loans, net	902,268	930,712
Covered loans	147,150	53,870
Premises and equipment, net	18,719	19,710
Goodwill	60,720	60,720
Other intangibles, net	14,511	9,915
Deferred tax assets, net	—	4,563
Cash surrender value of life insurance	12,562	12,232
Non-covered foreclosed property	18,406	26,011
Covered foreclosed property	12,361	977
FDIC shared-loss asset	77,755	16,725
Accrued interest receivable and other assets	38,312	25,457

Total assets	$1,804,901	$1,521,334

Non-interest checking	$473,059	$331,648
Interest checking	102,901	88,638
Money market and savings	485,289	388,289
Certificates of deposit, under $100,000	79,747	84,296
Certificates of deposit, $100,000 and over	273,606	263,417

Total deposits	1,414,602	1,156,288
Securities sold under agreements to repurchase	30,000	45,000
Federal Home Loan Bank advances	87,774	86,500
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	12,259	—
FDIC shared-loss liability	3,700	988
Accrued interest payable and other liabilities	9,176	7,712

Total liabilities	1,584,316	1,323,293

Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	1,000	1,000
Series B - $0.01 par value, 0 shares issued and outstanding as of September 30, 2011 and 25,000 shares at December 31, 2010	—	23,627
Series C - $0.01 par value, 25,000 shares issued and outstanding as of September 30, 2011 and 0 shares at December 31, 2010	25,000	—
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,220,079 shares issued at September 30, 2011 and 28,517,161 shares issued at December 31, 2010; 29,220,079 and 28,170,760 shares outstanding at September 30, 2011 and December 31, 2010	292	282
Additional paid-in capital	172,265	175,102
Treasury stock, 0 shares at cost at September 30, 2011 and 346,401 at December 31, 2010	—	(3,061)
Retained earnings	22,878	4,827
Accumulated other comprehensive loss	(850)	(3,736)

Total shareholders’ equity	220,585	198,041

Total liabilities and shareholders’ equity	$1,804,901	$1,521,334

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest and fees on loans	$16,896	$13,075	$49,264	$38,881
Interest on securities	1,720	1,529	4,712	4,626
Interest on federal funds sold and interest bearing deposits	90	70	270	149

Total interest income	18,706	14,674	54,246	43,656

Interest on deposits	1,836	1,897	6,494	5,953
Interest on borrowings	916	1,231	2,853	3,801
Interest on junior subordinated debentures	336	439	1,001	1,316
Total interest expense	3,088	3,567	10,348	11,070

Net interest income before provision for loan losses	15,618	11,107	43,898	32,586
Provision for loan losses	1,550	3,618	4,550	7,138

Net interest income after provision for loan losses	14,068	7,489	39,348	25,448

Service charges on deposit accounts	878	776	2,633	2,375
Net gain on sale of securities	209	1,204	699	1,466
Impairment loss on securities	—	(23)	(1,066)	(41)
Gain on transfer of foreclosed property	—	—	—	691
Gain on acquisitions	—	—	35,202	—
Other income	1,213	340	2,931	953

Total noninterest income	2,300	2,297	40,399	5,444

Salaries and employee benefits	6,675	4,420	19,315	14,279
Premises and equipment	1,567	1,576	4,708	4,630
Data processing	810	607	2,685	1,800
Legal, audit and other professional services	1,071	445	4,299	1,216
Printing, stationery and supplies	79	69	288	194
Telephone	218	193	592	630
Directors’ expense	135	101	342	335
Advertising, marketing and business development	272	194	1,069	706
Postage	50	55	171	158
Insurance and regulatory assessments	364	797	1,777	2,377
(Gain)/loss on and expense of foreclosed property	(672)	185	5,066	731
Amortization of intangible assets	624	416	1,665	1,249
Other expenses	840	626	2,387	2,046

Total noninterest expense	12,033	9,684	44,364	30,351

Income before provision for income taxes	4,335	102	35,383	541
Provision for income taxes	1,819	38	14,862	213

Net income	2,516	64	20,521	328
Preferred stock dividends	(1,616)	(313)	(2,241)	(938)
Net income (loss) available to common shareholders	$900	$(249)	$18,280	$(610)

Earnings (loss) available to common shareholders per common share:
Basic	$0.03	$(0.01)	$0.64	$(0.03)
Diluted	$0.03	$(0.01)	$0.64	$(0.03)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net income	$20,521	$328
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,550	7,138
Stock-based compensation costs	832	467
Gain on acquisitions	(35,202)	—
Gain on sales of securities	(699)	(1,466)
(Gain) loss on sale and transfer of foreclosed property	4,371	(695)
Impairment loss on securities	1,066	41
Amortization of net premiums on securities available-for-sale	2,672	2,569
Depreciation and amortization of premises and equipment	1,526	1,421
Amortization of intangible assets	1,665	1,249
Change in FDIC shared-loss asset	(1,799)	—
(Gain) loss on disposal of premises and equipment	(149)	50
Increase in cash surrender value of life insurance	(330)	(331)
Decrease in deferred tax assets, net of acquisitions	2,298	2,526
(Increase) decrease in accrued interest receivable and other assets, net of effects of acquisitions	(12,123)	1,145
Decrease in accrued interest payable and other liabilities, net of effects of acquisitions	(1,356)	(1,137)

Net cash (used) provided by operating activities	(12,157)	13,305

Purchases of securities available-for-sale, net of effects of acquisitions	(146,184)	(222,933)
Proceeds from repayments and maturities of securities available-for-sale	102,943	118,437
Proceeds from sales of securities available-for-sale	26,344	184,892
Purchases of Federal Home Loan Bank and other stock	(5)	(55)
Redemption of Federal Home Loan Bank stock	1,459	624
Net change in federal funds sold and interest bearing deposits, net of effects from acquisitions	(3,664)	(73,137)
Loan originations and principal collections, net of effects of acquisitions	71,542	(12,994)
Purchases of premises and equipment, net of effects of acquisitions	(1,828)	(1,206)
Proceeds from FDIC shared-loss asset	11,061	—
Proceeds from sale of premises and equipment	1,267	—
Proceeds from sale of non-covered foreclosed property	2,587	2,170
Proceeds from sale of covered foreclosed property	15,562	—
Net cash acquired in acquisitions	122,119	—

Net cash provided (used) by investing activities	203,203	(4,202)

Net (decrease) increase in noninterest-bearing deposits, net of effects of acquisitions	40,160	(8,645)
Net decrease in interest-bearing deposits, net of effects of acquisitions	(139,013)	(26,704)
Net (decrease) increase in FHLB advances and other borrowings, net of effects of acquisitions	(75,267)	34,539
Dividends paid on preferred stock	(831)	(938)
Proceeds from issuance of common stock	—	38,916

Net cash (used) provided by financing activities	(174,951)	37,168

Change in cash and due from banks	16,095	46,271
Cash and due from banks, beginning of period	25,487	26,757

Cash and due from banks, end of period	$41,582	$73,028

Supplemental cash flow information:
Cash paid for interest	$10,222	$10,803
Cash paid for income taxes	$7,520	$1,000
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$3,575	$3,233
Net change in fair value of cash flow hedges, net of tax	$(177)	$(123)
Non-covered loans transferred to foreclosed property	$328	$25,414
Covered loans transferred to foreclosed property	$15,657	$—
Acquisitions:
Assets acquired	$456,922	$—
Liabilities assumed	$436,498	$—

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

On November 5, 2010, the Bank assumed certain liabilities and acquired certain assetsand substantially all of the operations of Western Commercial Bank, or WCB, located in Woodland Hills, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $17 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former WCB branch into its full-service branch network prior to December 31, 2010.

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

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the nine months ended September 30, 2011 include the effects of the FDIC-assisted San Luis Trust Bank and the Electronic Payment Services division transactions from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011. In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2011 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the carrying amount of covered loans, the carrying amount of foreclosed property, the carrying amount of the FDIC shared-loss asset and liability, the assessments for impairment related to goodwill and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-one quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $17.8 million at September 30, 2011 and $17.0 million at December 31, 2010.

Foreclosed property – The Company acquires, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value less costs to sell of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the foreclosed property meeting certain criteria. The estimated fair value of covered and non-covered foreclosed property was $30.8 million at September 30, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at September 30, 2011 or December 31, 2010. There were net deferred tax liabilities of $12.3 million at September 30, 2011 and net deferred tax assets of $4.6 million at December 31, 2010. The significant change in the balance since year-end 2010 was due to the $14.6 million of deferred tax liabilities recorded in connection with the FDIC-assisted San Luis Trust Bank acquisition on February 18, 2011.

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

FDIC shared-loss liability– Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.7 million and $1.0 million at September 30, 2011 and December 31, 2010.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses ofderivative instruments directly in current period earnings to the extent these instruments are not effective. At September 30, 2011 the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 third quarter effectiveness assessment indicated that these instruments were effective.

At September 30, 2011, the Bank also had $60 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2010, the annual assessment resulted in the conclusion that goodwill was not impaired. At September 30, 2011, an interim assessment was not performed as 2011 year-to-date results were not materially different than the estimates used in the year-end assessment and the September 30, 2011 stock price (and market capitalization) increased by 8 percent from year-end.

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

For the nine months ended September 30, 2011, other-than-temporary impairment related to the credit loss on three debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment lossof $41,000 on a $1.0 million community development-related equity investment.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The Company adopted the provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 in the interim reporting period ending September 30, 2011, and applied its provisions retrospectively to any restructurings that occurred since the beginning of 2011. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment.ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred,the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the EPS Transaction Date. Results of operations for the three and nine months ended September 30, 2011 include the effects of the EPS acquisition from the EPS Transaction Date.

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

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. The gain was recognized as noninterest income in the Company’s Condensed Consolidated Statements of Operations. Noninterest expense for the second quarter of 2011 included integration and conversion expenses related to the EPS division acquisition of approximately $350,000.The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Operations.

On February 18, 2011, or the SLTB Transaction Date, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of SLTB from the FDIC, acting in its capacity as receiver of SLTB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received, and recognized certain assets with a fair value of approximately $365 million, including $139 million in loans, $99 million of cash and cash equivalents, $41 million of securities and $11 million of foreclosed property related to the transaction. These acquired assets represented approximately 20 percent of consolidated total assets at March 31, 2011. The Bank also assumed approximately $266 million of deposits and $62 million of FHLB advances related to the transaction. The Bank also recorded a FDIC shared-loss asset of $70 million, a core deposit intangible of $0.3 million, deferred tax liabilities of $15 million, a FDIC shared-loss liability of $2.6 million and a premium on time deposits acquired of $0.8 million related to the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to expand its footprint into the California central coast region.

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the SLTB Transaction Date. Results of operations for the three and ninemonths ended September 30, 2011 include the effects of the SLTB acquisition from the SLTB Transaction Date.

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

In August 2011, the Bank exercised its option to purchase at fair value approximately $100,000 of furniture, fixtures and equipment related to the one SLTB branch location from the FDIC. The Bank also negotiated and executed a new five-year lease approximating current market rent for the one branch location. Certain acquisition date fair value estimates are still under review and adjustments could effect amounts shown above, including bargain purchase gain.

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

NOTE 4 – SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,203	$30	$(1)	$45,232
U.S. government agency notes	61,341	717	(3)	62,055
U.S. government agency mortgage-backed securities	60,367	1,622	(45)	61,944
U.S. government agency collateralized mortgage obligations	124,893	497	(96)	125,294
Private label collateralized mortgage obligations	16,825	—	(2,543)	14,282
Municipal securities	17,557	669	—	18,226
Other domestic debt securities	7,176	—	(1,924)	5,252

Securities available-for-sale	$333,362	$3,535	$(4,612)	$332,285

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$51,118	$44	$(8)	$51,154
U.S. government agency notes	59,426	13	(522)	58,917
U.S. government agency mortgage-backed securities	47,505	348	(528)	47,325
U.S. government agency collateralized mortgage obligations	90,120	130	(370)	89,880
Private label collateralized mortgage obligations	20,409	—	(3,515)	16,894
Municipal securities	3,159	—	(157)	3,002
Other domestic debt securities	7,244	—	(1,977)	5,267

Securities available-for-sale	$278,981	$535	$(7,077)	$272,439

As of September 30, 2011, securities available-for-sale with a fair value of $50.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements. In the third quarter of 2011, we sold $5.3 million of securities and realized gross gains of $212,00 and gross losses of $3,000. In the third quarter of 2010, we sold $105.0 million of securities and realized gross gains of $1.2 million. For the first nine months of 2011, we sold $26.3 million of securities and realized gross gains of $766,000 and gross losses of $67,000. For the first nine months of 2010, we sold $184.9 million of securities  and realized gross gains of $1.5 and gross losses of $24,000.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	At September 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$5,022	$(1)	$—	$—	$5,022	$(1)
U.S. government agency notes	6,188	(3)	—	—	6,188	(3)
U.S. government agency mortgage-backed securities	5,184	(45)	—	—	5,184	(45)
U.S. government agency collateralized mortgage obligations	26,751	(96)	—	—	26,751	(96)
Private-label collateralized mortgage obligations	—	—	16,825	(2,543)	16,825	(2,543)
Municipal securities	—	—	—	—	—	—
Other domestic debt securities	—	—	7,176	(1,924)	7,176	(1,924)

	$43,145	$(145)	$24,001	$(4,467)	$67,146	$(4,612)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

Net unrealized holding losses were $1.1 million at September 30, 2011 and $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, net unrealized holding losses were 0.32 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations.On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that we will be required to sell the security before the anticipated recovery of the security’s cost basis.Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Beginning balance	$3,322	$1,133	$2,256	$1,115
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	23	1,066	41
Ending balance	$3,322	$1,156	$3,322	$1,156

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$66,563	$66,603
Due after one year through five years	38,614	39,023
Due after five years through ten years	42,192	42,960
Due after ten years	185,993	183,699

Total	$333,362	$332,285

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At September 30, 2011	At December 31, 2010
Commercial mortgage	$396,232	$399,642
Commercial loans and lines of credit	189,119	213,576
Home mortgage	110,118	108,076
Multifamily	141,954	135,639
Construction and land loans	47,931	55,260
Home equity loans and lines of credit	29,489	29,828
Installment and credit card	5,203	5,724
Total loans	920,046	947,745
Allowance for loan losses	(17,778)	(17,033)
Loans, net	$902,268	$930,712

At September 30, 2011, loans with a balance of $661.9 million were pledged as security for Federal Home Loan Bank of San Francisco, or FHLB, advances. Loan balances include net deferred loan costs of $1.1 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

Most of the Company’s lending activity is with customers located in Los Angeles, Orange, Ventura, Riverside, San Bernardino, San Diego and San Luis Obispo Counties and most loans are secured by or dependent on real estate. Although the Company has no significant exposure to any individual customer, economic conditions, particularly the recent sustained decline in real estate values in Southern California, could adversely affect customers and their ability to satisfy their obligations under their loan agreements.

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Beginning balance	$18,306	$16,452	$17,033	$16,505
Provision for loan losses	1,550	3,618	4,550	7,138
Loans charged-off	(2,292)	(3,891)	(4,319)	(7,735)
Recoveries on loans charged-off	214	321	514	592
Ending balance	$17,778	$16,500	$17,778	$16,500

Allowance to gross non-covered loans	1.93%	1.80%	1.93%	1.80%

      The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended September 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Three Months Ended September 30, 2011
	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306
Charge-offs	—	(2,237)	—	(7)	(3)	(37)	(8)	(2,292)
Recoveries	—	204	—	5	5	—	—	214
Provision	(878)	2,689	(70)	138	(276)	(31)	(22)	1,550
Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Ending balance; individually evaluated for impairment	$—	$2,757	$—	$45	$—	$—	$2	$2,804

Ending balance; collectively evaluated for impairment	6,141	3,368	2,486	965	1,577	358	79	14,974

Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Non-covered loan balances:
Ending balance	$396,232	$189,119	$141,954	$47,931	$110,118	$29,489	$5,203	$920,046
Ending balance; individually evaluated for impairment	$1,413	$10,048	$1,532	$181	$1,105	$—	$4	$14,283
Ending balance; collectively evaluated for impairment	$394,819	$179,071	$140,422	$47,750	$109,013	$29,489	$5,199	$905,763

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Nine Months ended September 30, 2011
	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total
Allowance for credit losses:
Beginning balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033
Charge-offs	(312)	(3,429)	(65)	(10)	(370)	(37)	(96)	(4,319)
Recoveries	—	495	—	9	5	—	5	514
Provision	319	4,125	278	(687)	446	(21)	90	4,550
Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Ending balance; individually evaluated for impairment	$—	$2,757	$—	$45	$—	$—	$2	$2,804

Ending balance; collectively evaluated for impairment	6,141	3,368	2,486	965	1,577	358	79	14,974

Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Non-covered loan balances:
Ending balance	$396,232	$189,119	$141,954	$47,931	$110,118	$29,489	$5,203	$920,046
Ending balance; individually evaluated for impairment	$1,413	$10,048	$1,532	$181	$1,105	$—	$4	$14,283
Ending balance; collectively evaluated for impairment	$394,819	$179,071	$140,422	$47,750	$109,013	$29,489	$5,199	$905,763

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended September 30, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Three months ended September 30, 2010
	Commercial			Construction	Home	Home
(in 000's)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$5,318	$4,502	$1,986	$3,193	$810	$546	$97	$16,452
Charge-offs	(89)	(3,528)	(16)	(9)	(221)	-	(28)	(3,891)
Recoveries	26	34	-	126	132	-	3	321
Provision	331	4,357	163	(1,521)	360	(71)	(1)	3,618
Ending balance	$5,586	$5,365	$2,133	$1,789	$1,081	$475	$71	$16,500

Ending balance; individually
evaluated for impairment	$-	$1,645	$-	$216	$-	$-	$-	$1,861

Ending balance; collectively
evaluated for impairment	5,586	3,720	2,133	1,573	1,081	475	71	14,639

Ending balance	$5,586	$5,365	$2,133	$1,789	$1,081	$475	$71	$16,500

Non-covered loan balances:

Ending balance	$388,786	$218,108	$135,544	$58,055	$76,190	$36,808	$5,219	$918,708
Ending balance; individually
evaluated for impairment	$1,908	$12,324	$668	$4,347	$1,813	$-	$-	$21,060
Ending balance; collectively
evaluated for impairment	$386,878	$205,784	$134,876	$53,708	$74,377	$36,808	$5,219	$897,648

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the nine months ended September 30, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not prelude its availability to absorb losses in other segments.

	Nine months ended September 30, 2010
	Commercial			Construction	Home	Home
(in 000's)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$4,850	$4,796	$3,277	$2,460	$605	$453	$64	$16,505
Charge-offs	(618)	(4,936)	(1,170)	(376)	(381)	(199)	(55)	(7,735)
Recoveries	66	200	-	144	174	-	8	592
Provision	1,288	5,305	26	(439)	683	221	54	7,138
Ending balance	$5,586	$5,365	$2,133	$1,789	$1,081	$475	$71	$16,500

Ending balance; individually
evaluated for impairment	$-	$1,645	$-	$216	$-	$-	$-	$1,861

Ending balance; collectively
evaluated for impairment	5,586	3,720	2,133	1,573	1,081	475	71	14,639

Ending balance	$5,586	$5,365	$2,133	$1,789	$1,081	$475	$71	$16,500

Non-covered loan balances:

Ending balance	$388,786	$218,108	$135,544	$58,055	$76,190	$36,808	$5,219	$918,708
Ending balance; individually
evaluated for impairment	$1,908	$12,324	$668	$4,347	$1,813	$-	$-	$21,060
Ending balance; collectively
evaluated for impairment	$386,878	$205,784	$134,876	$53,708	$74,377	$36,808	$5,219	$897,648

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans.  Total non-covered nonaccrual loans totaled $15.8 million at September 30, 2011 as compared to $18.2 million at December 31, 2010. The allowance for loan losses maintained for nonaccrual loans was $2.8 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively. Had these loans performed according to their original terms, additional interest income of $0.1 million would have been recognized in the three months ended September 30, 2011 and 2010, respectively. Had these loans performed according to their original terms, additional interest income of $0.7 million and $1.2 million would have been recognized in the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the amounts and categories of our non-covered non-performing loans and the amount of non-covered foreclosed property at the dates indicated.

	At September 30, 2011	At December 31, 2010
Non-accrual loans
Aggregate loan amounts
Construction and land	$181	$698
Commercial mortgage	1,413	1,458
Multifamily	1,532	668
Commercial loans	11,567	13,449
Home mortgage	1,105	1,968
Installment	47	—
Total non-accrual loans	$15,845	$18,241
Total non-performing loans	$15,869	$18,241

Included in non-covered non-accrual loans at September 30, 2011 were ten restructured loans totaling $2.3 million. The ten loans consist of one home mortgage loan, one installment loan, one multifamily loan and seven commercial loans. Interest income recognized on these loans was $34,000 for thenine months ended September 30, 2011. We have no commitments to lend additional funds to these borrowers.

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

          Pass loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant close attention by management. Special Mention is considered a transitory grade and generally, the Company does not have a loan stay graded Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The table below presents the non-covered loan portfolio by credit quality indicator as of September 30, 2011.

	As of September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial mortgage	$364,668	$21,195	$10,369	$—	$—	$396,232
Commercial loans and lines	163,453	5,022	11,591	9,053	—	189,119
Multifamily	128,745	4,899	8,310	—	—	141,954
Construction and land	44,188	198	3,545	—	—	47,931
Home mortgage	100,193	8,420	1,505	—	—	110,118
Home equity loans and lines	29,075	406	8	—	—	29,489
Installment	4,845	271	83	4	—	5,203
	$835,167	$40,411	$35,411	$9,057	$—	$920,046

        The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010.

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial mortgage	$372,969	$20,899	$5,774	$—	$—	$399,642
Commercial loans and lines	188,548	4,401	20,449	178	—	213,576
Multifamily	127,549	4,187	3,903	—	—	135,639
Construction and land	46,137	133	8,990	—	—	55,260
Home mortgage	103,669	—	4,407	—	—	108,076
Home equity loans and lines	28,378	1,405	45	—	—	29,828
Installment	5,412	289	23	—	—	5,724
	$872,662	$31,314	$43,591	$178	$—	$947,745

          Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$575	$2,050	$—	$2,625	$11,567	$174,927	$189,119
Commercial mortgage	650	—	22	672	1,413	394,147	396,232
Multifamily	1,522	—	—	1,522	1,532	138,900	141,954
Construction and land	1,644	—	—	1,644	181	46,106	47,931
Home mortgage	—	—	—	—	1,105	109,013	110,118
Home equity loans and lines	505	—	—	505	—	28,984	29,489
Installment	2	—	2	4	47	5,152	5,203
Total	$4,898	$2,050	$24	$6,972	$15,845	$897,229	$920,046

	As of December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$896	$449	$—	$1,345	$13,449	$198,782	$213,576
Commercial mortgage	658	686	—	1,344	1,458	396,840	399,642
Multifamily	632	—	—	632	668	134,339	135,639
Construction and land	—	8,293	—	8,293	698	46,269	55,260
Home mortgage	—	—	—	—	1,968	106,108	108,076
Home equity loans and lines	—	—	—	—	—	29,828	29,828
Installment	7	9	—	16	—	5,708	5,724
Total	$2,193	$9,437	$—	$11,630	$18,241	$917,874	$947,745

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in impaired loans was $18.8 million and $27.9 million in the nine months ended September 30, 2011 and 2010, respectively. The average investment in impaired loans was $15.7 million and $13.9 million in the three months ended September 30, 2011 and 2010, respectively. There was no interest income recognized on impaired loans in the three or nine months ended September 30, 2011 and 2010, respectively. Impaired loans were $14.3 million and $17.2 million at September 30, 2011 and December 31, 2010, respectively. Of the $14.3 million of impaired loans at September 30, 2011, $10.2 million had specific reserves totaling $2.8 million. Of the $17.2 million of impaired loans at December 31, 2010, $13.6 million had specific reserves totaling $2.0 million.

Impaired non-covered loans as of September 30, 2011 are set forth in the following table.

	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in 000’s)
Commercial loans and lines	$13,127	$—	$10,048	$10,048	$2,757	$11,196	$—
Commercial mortgage	1,413	1,413	—	1,413	—	1,439	—
Multifamily	1,648	1,532	—	1,532	—	1,768	—
Construction and land	181	—	181	181	45	146	—
Home mortgage	1,605	1,105	—	1,105	—	981	—
Installment	4	—	4	4	2	4	—
Total	$17,978	$4,050	$10,233	$14,283	$2,804	$15,534	$—

Impaired non-covered loans as of December 31, 2010 are set forth in the following table.

	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in 000’s)
Commercial loans and lines	$19,211	$1,691	$10,685	$12,376	$1,627	$5,701	$—
Commercial mortgage	1,458	1,458	—	1,458	—	486	—
Multifamily	905	—	668	668	150	670	—
Home mortgage	2,542	1,530	437	1,967	18	1,189	—
Construction	698	—	698	698	168	223	—
Total	$24,814	$4,679	$12,488	$17,167	$1,963	$8,269	$—

      The average recorded investment in impaired loans shown in the above tables represents the average investment for the period in the loans impaired at each respective period-end.

Troubled Debt Restructurings

      The Company adopted the amendments in ASU No. 2011-02 during the current period ended September 30, 2011. The adoption of this amendment did not change our allowance for loan losses as the Company has historically considered a restructured loan as impaired and evaluated these loans individually for credit losses.

      The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate modification – A modification in which the interest rate is changed.

Term modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest only modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of September 30, 2011 and 2010.

	September 30, 2011
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	1	$650	—	$—	1	$650
Commercial loans & lines	5	234	7	1,489	12	1,723
Multifamily	—	—	1	611	1	611
Home mortgage	—	—	1	158	1	158
Construction and land	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Installment	—	—	1	4	1	4
Total	6	$884	10	$2,262	16	$3,146
	September 30, 2010
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	1	$659	—	$—	1	$659
Commercial loans & lines	3	1,291	7	2,148	10	3,439
Multifamily	—	—	—	—	—	—
Home mortgage	—	—	1	158	1	158
Construction and land	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	4	$1,950	8	$2,306	12	$4,256

The Bank’s policy is that loans placed on nonaccrual status will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment performance in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

      The following tables present newly restructured loans that occurred during the three months ended September 30, 2011 and 2010, respectively.

	Three months ended September 30, 2011
	Rate Modifications		Term Modifications		Interest Only Modifications		Payment Modifications		Combination Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$	#	$
Pre-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	1	39	1	42	2	81
Multifamily	—	—	—	—	—	—	—	—	1	626	1	626
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	1	$39	2	$668	3	$707

Post-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	1	39	1	42	2	81
Multifamily	—	—	—	—	—	—	—	—	1	614	1	614
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	1	$39	2	$656	3	$695

Three months ended September 30, 2010
	Rate Modifications		Term Modifications		Interest Only Modifications		Payment Modifications		Combination Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$	#	$
Pre-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	1	56	1	50	2	106
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	1	$56	1	$50	2	$106

Post-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	1	56	1	50	2	106
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	—	$—	1	$56	1	$50	2	$106

      The following tables present newly restructured loans that occurred during the nine months ended September 30, 2011 and 2010, respectively.

	Nine months ended September 30, 2011
	Rate Modifications		Term Modifications		Interest Only Modifications		Payment Modifications		Combination Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$	#	$
Pre-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	2	83	2	60	4	143
Multifamily	—	—	—	—	—	—	—	—	1	626	1	626
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	1	5	1	5

Total	—	$—	—	$—	—	$—	2	$83	4	$691	6	$774

Post-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	—	—	—	—	2	83	2	60	4	143
Multifamily	—	—	—	—	—	—	—	—	1	614	1	614
Home mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	1	5	1	5

Total	—	$—	—	$—	—	$—	2	$83	4	$679	6	$762

	Nine months ended September 30, 2010
	Rate Modifications		Term Modifications		Interest Only Modifications		Payment Modifications		Combination Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$	#	$
Pre-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	1	498	—	—	3	2,487	6	519	10	3,504
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—	1	118	1	118
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	1	$498	—	$—	3	$2,487	7	$637	11	$3,622

Post-Modification Outstanding Recorded Investment:
Commercial mortgage	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial loans & lines	—	—	1	498	—	—	3	2,487	6	455	10	3,440
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—	1	118	1	118
Construction and land	—	—	—	—	—	—	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—	—	—	—	—	—

Total	—	$—	1	$498	—	$—	3	$2,487	7	$573	11	$3,558

During the three and nine months ended September 30, 2011, one loan for $4,000 modified as a trobled debt restructuring had a payment default occurring within 12 months of the restructuring date. There were no loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructuring date during the three and nine months ended September 30, 2010.

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

The following table reflects the estimated fair value of the acquired loans at the acquisition dates.

	WCB	SLTB
	November 5, 2010	February 18, 2011	Total

Home mortgage	$2,484	$64,524	$67,008
Commercial mortgage	25,920	15,948	41,868
Construction and land loans	7,599	23,395	30,994
Multifamily	—	18,450	18,450
Commercial loans and lines of credit	19,486	2,353	21,839
Home equity loans and lines of credit	—	13,669	13,669
Installment and credit card	—	453	453
Total	$55,489	$138,792	$194,281

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

	WCB	SLTB
	November 5, 2010	February 18, 2011	Total

Undiscounted contractual cash flows	$81,266	$334,138	$415,404
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(20,094)	(82,020)	(102,114)
Undiscounted cash flows expected to be collected	61,172	252,118	313,290

Accretable yield at acquisition	(5,683)	(113,326)	(119,009)
Estimated fair value of loans acquired at acquisition	$55,489	$138,792	$194,281

The following tables present the changes in the accretable yield for the three and nine months ended September 30, 2011 for each respective acquired loan portfolio. There were no covered loans in the prior year periods.

	Three months ended September 30, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$3,891	$108,604	$112,495

Accretion to interest income	(796)	(3,039)	(3,835)
Reclassifications from nonaccretable difference	6,582	—	6,582
Balance, end of period	$9,677	$105,565	$115,242

	Nine months ended September 30, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,683	$—	$5,683

Additions resulting from acquisition	—	113,326	113,326

Accretion to interest income	(2,588)	(7,761)	(10,349)
Reclassifications from nonaccretable difference	6,582	—	6,582
Balance, end of period	$9,677	$105,565	$115,242

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At September 30, 2011	At December 31, 2010
Home mortgage	$41,844	$2,046
Commercial mortgage	39,687	26,038
Construction and land loans	25,480	6,143
Multifamily	15,154	2,688
Commercial loans and lines of credit	13,274	16,820
Home equity loans and lines of credit	11,704	135
Installment and credit card	7	—
Total covered loans	$147,150	$53,870

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $77.8 million at September 30, 2011 and $16.7 million at December 31, 2010.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the nine months ended September 30, 2011.

	Nine months ended September 30, 2011
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	499	1,157	1,656
Cash payments received from FDIC	(8,256)	(2,805)	(11,061)
Net accretion	62	80	142
Balance, end of period	$9,030	$68,725	$77,755

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.7 million and $1.0 million at September 30, 2011 and December 31, 2010.

We evaluated each of the acquired coverd loans under ASC 310-30 to determine loans for which 1) there was evidence of credit deterioration since origination and 2) it was probable that we would not collect all contractually required payments receivable.  We determined the best indicator of such evidence was an individual loan’s accrual status.  Therefore, an individual loan on nonaccrual at the acquisition date (generally 90 days or greater contractually past due) was deemed to be non-performing credit impaired and therefore within the scope of ASC 310-30.  Acquired loans that were accruing at the acquisition date were separately identified and labeled performing credit impaired loans.

Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC Staff’s view regarding the accounting in subsequent periods for discount accretion associated with non-credit impaired loans acquired in a business combination or asset purchase. Regarding the accounting for such loans, in the absence of further standard setting, the AICPA understands that the SEC Staff would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows.  We believe analogizing to ASC 310-30 is an appropriate method to follow in accounting for the credit-related portion of the fair value discount on the performing credit impaired loans. By doing so, these loans, which are labeled performing credit impaired, are only being accreted up to the cash flows that we expected to receive at acquisition of the loan. Given the lending practices of the institution from which the loans were acquired, and in estimating the expected cash flows for each designated pool, all loans acquired were recognized to have some degree of credit impairment.

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

At September 30, 2011 and December 31, 2010, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration, if any, was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$412	$—	$—	$412	$2,512	$10,350	$13,274
Commercial mortgage	106	—	—	106	4,474	35,107	39,687
Multifamily	—	—	—	—	1,916	13,238	15,154
Construction and land	1,564	—	—	1,564	7,297	16,619	25,480
Home mortgage	685	—	—	685	8,661	32,498	41,844
Home equity loans and lines	82	29	—	111	19	11,574	11,704
Installment	—	—	—	—	—	7	7
Total	$2,849	$29	$—	$2,878	$24,879	$119,393	$147,150

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$1,056	$180	$400	$1,636	$1,074	$14,110	$16,820
Commercial mortgage	1,353	—	—	1,353	1,024	23,661	26,038
Multifamily	—	—	—	—	428	2,260	2,688
Construction and land	2,289	—	—	2,289	1,799	2,055	6,143
Home mortgage	—	—	—	—	—	2,046	2,046
Home equity loans and lines	—	—	—	—	—	135	135
Installment	—	—	—	—	—	—	—
Total	$4,698	$180	$400	$5,278	$4,325	$44,267	$53,870

The increases in these amounts since December 31, 2010 were due to the FDIC-assisted San Luis Trust Bank acquisition in February 2011. At September 30, 2011, included in covered non-accrual loans were restructured loans totaling $10.8 million.

At December 31, 2010, included in covered non-accrual loans was one restructured commercial mortgage loan for $0.9 million. Interest income recognized on this loan was $18,000 for the year ended December 31, 2010. We had no commitment to lend additional funds to this borrower.

The table below presents the covered loan portfolio by credit quality indicator as of September 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$11,069	$5,760	$25,015	$—	$—	$41,844
Commercial mortgage	20,651	9,131	8,774	1,131	—	39,687
Construction and land	4,718	3,942	16,199	621	—	25,480
Multifamily	8,783	—	6,371	—	—	15,154
Commercial loans and lines of credit	4,016	2,162	5,986	1,110	—	13,274
Home equity loans and lines	9,087	1,386	1,231	—	—	11,704
Installment	2	—	5	—	—	7
	$58,326	$22,381	$63,581	$2,862	$—	$147,150

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$1,210	$—	$836	$—	$—	$2,046
Commercial mortgage	18,363	2,855	4,649	171	—	26,038
Construction and land	231	—	4,803	1,109	—	6,143
Multifamily	2,260	—	428	—	—	2,688
Commercial loans and lines of credit	9,186	1,297	4,735	1,602	—	16,820
Home equity loans and lines	135	—	—	—	—	135
Installment	—	—	—	—	—	—
	$31,385	$4,152	$15,451	$2,882	$—	$53,870

NOTE 7 – FORECLOSED PROPERTY

Non-covered foreclosed property at September 30, 2011 consists of a $14.3 million completed office complex project consisting of 17 buildings in Ventura County and a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder represents one office building and three single-family residences that together total $0.8 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	7	$20,029	4	$27,850	8	$26,011	1	$4,893
New properties added	1	99	3	1,016	2	328	8	25,414
Valuation allowances	—	—	—	—	—	(5,208)	—	(230)
Sales of properties	(2)	(1,722)	—	(960)	(4)	(2,725)	(2)	(2,171)
Ending balance	6	$18,406	7	$27,906	6	$18,406	7	$27,906

Covered foreclosed property at September 30, 2011 was $12.4 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted WCB and SLTB acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $13.2million of properties and acquired or added $26.7 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	21	$5,636	—	$—	2	$977	—	$—
New properties acquired	—	—	—	—	22	11,052	—	—
New properties added	34	13,680	—	—	41	15,657	—	—
Valuation allowances	—	(739)	—	—	—	(2,141)	—	—
Sales of properties	(8)	(6,216)	—	—	(18)	(13,184)	—	—
Ending balance	47	$12,361	—	$—	47	$12,361	—	$—

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at September 30, 2011 and at December 31, 2010.  No impairment loss was recognized for the periods ended September 30, 2011 and September 30, 2010.

Core deposit intangibles, net of accumulated amortization, were $8.9 million at September 30, 2011 and $7.4 million at December 31, 2010.  The increase since year end 2010 was due to the new core deposit intangibles for San Luis Trust Bank and the EPS division. Amortization expense for the three months ended September 30, 2011 and 2010 was $434,000 and $316,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $1.2 million and $949,000, respectively.

Trade name intangible, net of accumulated amortization, was $2.2 million at September 30, 2011 and $2.5 million at December 31, 2010. Amortization expense for the three months ended September 30, 2011 and 2010 was $100,000 in each period. Amortization expense for the nine months ended September 30, 2011 and 2010 was $300,000 in each period.

A new contractual customer relationships intangible was recorded in the second quarter of 2011 related to the EPS division acquisition. The balance was $3.4 million at September 30, 2011 and amortization expense for the three and nine months ended September 30, 2011 was $90,000 and $180,000, respectively.

NOTE 9 — DERIVATIVES AND HEDGING ACTIVITY

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and borrowings. The Company does not use derivatives for trading or speculative purposes.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$187	Other Assets	$697	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$187		$697		$—		$—

Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$146	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments		$146		$—		$—		$—
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2011, and December 31, 2010, the Company had three interest rate caps with a notional amount of $37.1 million that was designated as a cash flow hedge associated with the Company’s variable-rate borrowings. Two of the caps are forward-starting and were not effective during the three and nine months ended September30, 2011 and 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities.  No hedge ineffectiveness was recognized during the three and ninemonths ended September 30, 2011 or 2010.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $58,881 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. During the current quarter, the Company purchased three interest rate caps with an aggregate notional amount of $60 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and nine months ended September 30, 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
					(in thousands)
Interest Rate Products	$(159)	$(281)	Interest income	$(8)	$(15)	Other non-interest income	$—	$—

Total	$(159)	$(281)		$(8)	$(15)		$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2011	2010

Interest Rate Products	Other non-interest income	$(24)		$(24)

Total		$(24)	$—	$(24)	$—

Credit-risk-related Contingent Features

The terms of the one effective interest rate cap at September 30, 2011 does not contain any credit-risk-related contingent features. Therefore, consideration of the counterparty’s credit risk is not applicable.

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

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
(in thousands, except per share data)
Net income as reported	$2,516	$2,516	$64	$64	$20,521	$20,521	$328	$328
Less preferred stock dividend declared	(1,616)	(1,616)	(313)	(313)	(2,241)	(2,241)	(938)	(938)
Income (loss) available to common shareholders	$900	$900	$(249)	$(249)	$18,280	$18,280	$(610)	$(610)

Weighted average common shares outstanding (1)	29,562	29,077	28,174	28,174	28,776	28,545	23,144	23,144

Earnings (loss) per common share	$0.03	$0.03	$(0.01)	$(0.01)	$0.64	$0.64	$(0.03)	$(0.03)
__________________
(1)
In accordance with FASB accounting standards related to earnings per share, due to the net loss for the periods presented, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive. These securities include convertible preferred stock, restricted stock and warrants to acquire common stock. The dilutive calculation excludes 285,426 weighted average shares for the three months ended September 30, 2010.  The dilutive calculation excludes 289,735 weighted average shares for the nine months ended September 30, 2010.

NOTE 11 – COMPREHENSIVE INCOME

Other comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Other comprehensive income:
Unrealized loss on interest rate caps	$(288)	$(64)	$(510)	$(212)
Unrealized gain on securities available-for-sale	2,219	1,320	6,164	7,044
Reclassification adjustment for gains included in net income	(209)	(1,204)	(699)	(1,466)
Other comprehensive income, before tax	1,722	52	4,955	5,366
Income tax expense related to items of other comprehensive income	(721)	(22)	(2,069)	(2,256)
Other comprehensive income	1,001	30	2,886	3,110
Net income	2,516	64	20,521	328
Comprehensive income	$3,517	$94	$23,407	$3,438

NOTE 12 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at September 30, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2011, Using
	Fair value at September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,232	$—	$45,232	$—
U.S. government agency notes	62,055	—	62,055	—
U.S. government agency mortgage-backed securities	61,944	—	61,944	—
U.S. government agency collateralized mortgage obligations	125,294	—	125,294	—
Private label collateralized mortgage obligations	14,282	—	14,282	—
Municipal securities	18,226	—	18,226	—
Other domestic debt securities	5,252	—	5,252	—
Interest rate caps	333	—	333	—
Total assets measured at fair value	$332,618	$—	$332,618	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2011, Using
	Fair value at September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
	(in thousands)
Non-covered impaired loans	$7,429	$—	$—	$7,429	$(310)
Non-covered foreclosed property	18,406	—	—	18,406	(5,208)
Covered foreclosed property	12,361	—	—	12,361	—
Total assets measured at fair value	$38,196	$—	$—	$38,196	$(5,518)

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

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended September 30, 2011. There have been no changes in valuation techniques for the quarter ended September 30, 2011 and are consistent with techniques used in prior periods.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities – Fair values for securities are based on quoted market prices of identical securities, where available, (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. In determining the fair value of the securities categorized as Level 2, the Company obtains a report from a nationally recognized broker-dealer detailing the fair value of each security in our portfolio as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. The Company reviews the market prices provided by the broker-dealer for our securities for reasonableness based upon our understanding of the marketplace and we consider any credit issues related to the bonds. As the Company has not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

FDIC shared—loss asset – The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets and discounted by a rate reflective of the creditworthiness of the FDIC as would be required by market.

Bank owned life insurance assets- Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Interest rate caps – The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the counterparties’ credit spreads, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$169,852	$169,852	$88,003	$88,003
Securities available-for-sale	332,285	332,285	272,439	272,439
FHLB and other stock	12,098	12,098	9,458	9,458
Bank owned life insurance assets	12,562	12,562	12,232	12,232
Non-covered loans, net	902,268	782,039	930,712	777,059
Covered loans	147,150	147,150	53,870	53,870
FDIC shared-loss asset	77,755	77,755	16,725	16,725
Interest rate cap	333	333	697	697
Financial liabilities:
Demand deposits, money market and savings	$1,061,249	$1,061,249	$808,575	$808,575
Time certificates of deposit	353,353	356,042	347,713	350,787
FHLB advances and other borrowings	117,774	121,973	131,500	137,485
Junior subordinated debentures	26,805	16,728	26,805	14,617
FDIC shared-loss liability	3,700	3,700	988	988

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

The following summarizes the Company’s outstanding commitments:

	September 30,	December 31,
	2011	2010
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$168,502	$199,937
Commercial and standby letters of credit	1,345	1,615
	$169,847	$201,552

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

As of September 30, 2011 and December 31, 2010, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

On September 23, 2011, Mr. William Wardlaw, the Treasurer for U.S. Senator Dianne Feinstein’s campaign, and two of Senator Feinstein’s campaign committees, Feinstein for Senate and Fund for the Majority, initiated litigation in the Superior Court of the State of California, County of Los Angeles against the Bank and several other defendants, including Senator Feinstein’s former campaign treasurer Ms. Kinde Durkee. The plaintiffs claim, among other things, that the Bank aided and abetted a fraud and unlawful conversion by Ms. Durkee of campaign funds held in accounts at the Bank. Based largely on the same alleged conduct, the plaintiffs also assert claims for alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. The plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief. The Bank must answer or otherwise respond to the complaint by November 30, 2011. At this state of the case, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the action vigorously.

On September 23, 2011, the Bank filed a Complaint-in-Interpleader pursuant to which the Bank interplead the sum of $2,539,049.27 as the amounts on deposit in accounts at the Bank that were controlled by Ms. Durkee on behalf of the several hundred named defendants. The complaint was filed in the Los Angeles Superior Court – Central District as Case No. BC470182. The Bank is aware that this case has been related to the case filed by Mr. Wardlaw on behalf of Senator Feinstein’s campaign and two of her campaign committees and both cases will likely be consolidated before a judge designated to handle complex cases.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking statements about us; we intend these statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	revenues are lower than expected;

•	credit quality deterioration, which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	a slowdown in construction activity;

•	technological changes;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liabilityrepricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business are less favorable than expected;

•	legislative, accounting or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

•	the costs and effects of legal, accounting and regulatory developments;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

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

At September 30, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.0billion, deposits of $1.4 billion and shareholders’ equity of $220.6 million. At December 31, 2010, we had consolidated total assets of $1.5 billion, total loans of $1.0billion, deposits of $1.2 billion and shareholders’ equity of $198.0 million.

For the third quarter of 2011, we had net income of $2.5 million, compared with net income of $0.1 million for the third quarter of 2010.  The increase in net income for the third quarter of 2011 was due principally to higher net interest revenues from improved net interest margins and higher average interest-earning assets. Our net income for the first nine months of 2011 was $20.5 million, compared with net income of $0.3 million for the first nine months of 2010. The increase in net income for the first nine months of 2011 was due largely to the pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After dividends on our Series B and Series C preferred shares of $1.6 million, including a $1.4 million deemed dividend related to the full redemption of our Series B preferred shares in the third quarter of 2011, we recorded income per diluted common share of $0.03 for the 2011third quarter. After dividends on our Series B preferred shares of $312,500 in the third quarter of 2010,we recorded a loss per common share of $0.01 for the 2010 third quarter. Our net income for the first nine months of 2011, after Series B and Series C preferred share dividends of $2.2 million, was $0.64 per diluted common share. Our net loss for the first nine months of 2010, after Series B preferred dividends of $937,500, was $0.03 per common share.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb estimated probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior sixteen quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $17.8 million at September 30, 2011 and $17.0 million at December 31, 2010.

Foreclosed property

       The Company acquires, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the foreclosed property meeting certain criteria. The estimated fair value of foreclosed property was $30.8 million at September 30, 2011 and $27.0 million at December 31, 2010.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There was no valuation allowance at September 30, 2011 or December 31, 2010. There were net deferred tax liabilities of $12.3 million at September 30, 2011 and net deferred tax assets of $4.6 million at December 31, 2010.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into non-interest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $77.8 million at September 30, 2011 and was $16.7 million at December 31, 2010; the increase principally reflecting the 2011 second quarter SLTB transaction.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.7 million and $1.0 million at September 30, 2011 and December 31, 2010.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses directly in current period earnings to the extent these instruments are not effective. At September 30, 2011 the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 third quarter effectiveness assessment indicated that these instruments were effective.

At September 30, 2011, the Bank had $60 million notional interest rate caps to manage the interest rate risk associated with its fixed rate securities and loans that do not meet the criteria for hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings. At September 30, 2011, the estimated fair value of these interest rate caps was $146,000.

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

At September 30, 2011, we did not perform an interim assessment as 2011 year-to-date results were not materially different than the estimates used in the year-end assessment and the September 30, 2011 stock price (and market capitalization) increased by 8 percent from year-end.

We also undertake an impairment analysis on our debt securities each quarter. When we do not intend to sell, and it is more likely than not we are not required to sell a debt security before recovery of its cost basis, we separate other-than-temporary impairment into (a) the amount representing credit loss and (b) the amount related to other factors. We recognize in earnings the amount of the other-than-temporary impairment related to credit loss. We recognize in other comprehensive income the amount of other-than-temporary impairment related to other factors. Our assessment of other-than-temporary declines in fair value considers the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, and the long-term financial outlook of the issuer. In addition, we consider the expected cash flows from the security and our ability and intent to hold the security until the fair value recovers.

For the nine months ended September 30, 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.1 million. For the same period in 2010, we recognized an impairment charge of $41,000 on a $1.0 million community development-related equity investment.

Results of operations – for the three and nine months ended September 30, 2011 and 2010

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

Our net interest income for the three months ended September 30, 2011increased to $15.6 million from $11.1 million for the same period last year. For the first nine months of 2011, our net interest income increased to $43.9 million from $32.6 million for the same period a year ago. The increase in net interest income reflects higher interest-earning assets and an improved net interest margin. Interest income for the 2011 third quarter was $18.7 million, up from $14.7 million for the 2010 third quarter. Interest income for the first nine months of 2011 was $54.2 million, up from $43.7 million for the same period last year. The increase in interest income for both periods principally reflects the higher level of loans and loan yields.In addition, interest income for the 2011 third quarterincluded $3.8 million of interest income (discount accretion) on covered loans while interest income for the first nine months of 2011 included $10.3 million of interest income (discount accretion) on covered loans. There were no covered loans in the same periods a year ago.Interest expense for the 2011third quarter was $3.1 million, down from $3.6 million for the 2010third quarter. Interest expense for the first nine months of 2011 was $10.3 million, down from $11.1 million for the same period a year ago. The decrease in interest expense for both periods was due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the third quarter of 2011 was 4.05 percent compared with 3.46 percent for the same quarter last year. For the first nine months of 2011, our net interest margin was 3.90 percent compared with 3.42 percent for the first nine months of 2010. The increase in our net interest margin was primarily due to a reduction in the cost of our interest-bearing liabilities and the benefit from the addition of non-interest checking deposits, primarily from the EPS division during the 2011 second quarter. The yield on interest-earning assets for the third quarter of 2011 was 4.85 percent, up28 basis points from 4.57 percent for the third quarter a year ago. The 43 basis point reduction in the cost of our interest-bearing liabilities positively affected our net interest margin. The rate paid on interest-bearing liabilities was 1.11 percent for the 2011third quarter compared with 1.54 percent for the third quarter a year ago. The yield on interest-earning assets for the nine months ended September 30, 2011 was up 24 basis points to 4.81 percent compared with 4.57 percent for the same period last year. Adding to the increasein our net interest margin was the decline in the cost of our interest-bearing liabilities. The rate paid on interest-bearing liabilities fell 37 basis points to 1.21 percent for the first nine months of 2011 compared with 1.58 percent for the same period last year.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and nine months ended September 30, 2011 and 2010.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans(1)	$1,087,455	$16,896	6.16%	$890,221	$13,075	5.83%
Securities	320,406	1,720	2.20%	287,370	1,529	2.15%
Federal funds sold and deposits with banks	126,254	90	0.28%	97,405	70	0.28%

Total earning assets	1,534,115	$18,706	4.85%	1,274,996	$14,674	4.57%

Non-earning assets	273,873			174,941

Total average assets	$1,807,988			$1,449,937

Interest bearing checking	$101,985	$82	0.32%	$82,656	$71	0.34%
Savings and money market	490,091	1,005	0.81%	374,842	895	0.95%
Certificates of deposit	362,798	749	0.82%	303,606	931	1.22%

Total interest bearing deposits	954,874	1,836	0.76%	761,104	1,897	0.99%

Borrowings	125,820	916	2.89%	131,492	1,231	3.72%
Junior subordinated debentures	26,805	336	5.01%	26,785	439	6.55%

Total borrowed funds	152,625	1,252	3.25%	158,277	1,670	4.19%

Total interest bearing funds	1,107,499	$3,088	1.11%	919,381	$3,567	1.54%

Noninterest checking	464,297			323,886
Other liabilities	17,653			7,967
Shareholders’ equity	218,539			198,703

Total liabilities and shareholders’ equity	$1,807,988			$1,449,937

Net interest income		$15,618			$11,107
Net interest margin (tax equivalent)(2)			4.05%			3.46%

	Nine months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans(1)	$1,073,718	$49,264	6.13%	$910,898	$38,881	5.71%
Securities	308,268	4,712	2.07%	302,352	4,626	2.08%
Federal funds sold and deposits with banks	126,264	270	0.29%	65,296	149	0.30%

Total earning assets	1,508,250	$54,246	4.81%	1,278,546	$43,656	4.57%

Non-earning assets	267,938			161,463

Total average assets	$1,776,188			$1,440,009

Interest bearing checking	$97,530	$271	0.37%	$81,465	$201	0.33%
Savings and money market	462,995	3,137	0.91%	361,205	2,678	0.99%
Certificates of deposit	419,049	3,086	0.98%	327,453	3,074	1.26%

Total interest bearing deposits	979,574	6,494	0.89%	770,123	5,953	1.03%

Borrowings	132,721	2,853	2.87%	135,131	3,801	3.76%
Junior subordinated debentures	26,805	1,001	4.98%	26,772	1,316	6.56%

Total borrowed funds	159,526	3,854	3.22%	161,903	5,117	4.21%

Total interest bearing funds	1,139,100	$10,348	1.21%	932,026	$11,070	1.58%

Noninterest checking	402,535			313,363
Other liabilities	23,138			8,429
Shareholders’ equity	211,415			186,191

Total liabilities and shareholders’ equity	$1,776,188			$1,440,009

Net interest income		$43,898			$32,586
Net interest margin (tax equivalent)(2)			3.90%			3.42%
______________________
(1)
Yields and amounts earned on loans include loan fees/discount accretion of $0.9 million and ($0.2 million) for the three months ended September30, 2011 and 2010, respectively, and $1.6 million and ($0.6 million) for the nine months ended September 30, 2011 and 2010, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $47.6 million for the nine months ended September 30, 2011and $27.9 million for the nine months ended September 30, 2010.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended September 30, 2011 to 2010 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$1,126	$2,695	$3,821
Interest on securities	80	111	191
Interest on Federal funds sold and deposits with banks	(1)	21	20
Total interest income	1,205	2,827	4,032
Interest expense
Interest on deposits	(606)	545	(61)
Interest on borrowings	(231)	(84)	(315)
Interest on junior subordinated debentures	(103)	—	(103)
Total interest expense	(940)	461	(479)
Net interest income	$2,145	$2,366	$4,511

	Nine months ended September 30, 2011 to 2010 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$3,433	$6,950	$10,383
Interest on securities	(4)	90	86
Interest on Federal funds sold and deposits with banks	(18)	139	121
Total interest income	3,411	7,179	10,590
Interest expense
Interest on deposits	(1,078)	1,619	541
Interest on borrowings	(880)	(68)	(948)
Interest on junior subordinated debentures	(317)	2	(315)
Total interest expense	(2,275)	1,553	(722)
Net interest income	$5,686	$5,626	$11,312
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

Provision for loan losses

The provision for loan losses was $1.6 million for the three months ended September 30, 2011 compared with $3.6 million for the three months ended September 30, 2010. For the first nine months of 2011, the provision for loan losses was $4.6 million compared with $7.1 million for the same period last year. The provision for loan losses in 2011 declined from the prior year due to lower charge-offs and lower levels of nonaccrual loans. Our provision for loan losses relates to the non-covered loan portfolio; there was no provision for the covered loan portfolio for the three and nine months ended September 30, 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $2.3 million for both the 2011and 2010 third quarters.Noninterest income was $40.4 million for the first nine months of 2011 compared with $5.4 million for the same period last year. The increase for the nine-month period is largely due to the pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

The following table presents a summary of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Service charges on deposit accounts	$878	$776	$2,633	$2,375
Net gain on sale of securities	209	1,204	699	1,466

Impairment loss on securities	—	(23)	(1,066)	(41)
Market gain on foreclosed assets	—	—	—	691
Gain on acquisitions	—	—	35,202	—
Other income	1,213	340	2,931	953
Total noninterest income	$2,300	$2,297	$40,399	$5,444

Our service charges on deposit accounts for the three months ended September 30, 2011were $0.9 million, up from $0.8 million in the same period in 2010.Service charges on deposit accounts for the nine months ended September 30, 2011 were $2.6 million, up from the $2.4 million in the nine months ended September 30, 2010. The increases reflect the growth of our transactional deposit accounts over the last twelve months.

We recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities in the first nine months of 2011.Inthe same year ago period, we recognizedan impairment loss of $41,000 on a $1.0 million community development-related equity investment. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

In the third quarter of 2011, we sold $5.3 million of securities and realized net gains of $209,000. For the third quarter of 2010,we sold $105.0 million of securities and realized net gains of $1.2 million.For the first nine months of 2011, we sold $26.3 million of securities and realized net gains of $699,000. For the first nine months of 2010, we sold $184.9 million of securities and realized net gains of $1.5 million.

Our other income for the three months ended September 30, 2011 was $1.2 million, up from $0.3 million in the same period in 2010. Other income for the nine months ended September 30, 2011 was $2.9 million, up from the $1.0 million in the nine months ended September 30, 2010. The increases reflect the increase in fee income from the new EPS division acquired on April 8, 2011.

Noninterest expense

Our noninterest expense for the three months ended September 30, 2011 was $12.0 million, up from $9.7 million for the three months ended September 30, 2010. For the first nine months of 2011, noninterest expense was $44.4 million, up from $30.4 million for the same period last year. The increase in noninterest expense reflects the growth in ourworkforce in association with the acquisitions of Western Commercial Bank, San Luis Trust Bank and the EPS division, as well as the addition of three lending teams. Employees at September 30, 2011 numbered 296 compared with 235 at the end of the same period a year ago. In addition, professional expenses were higher due to ongoing loan collection and resolution efforts. Loss on and expense of foreclosed property had the largest increase period over period and totaled $5.1 million in the first nine months of 2011 compared with $0.7 million for the same period a year ago due to valuation allowances recorded on the two largest properties owned by us.

The following table presents a summary of noninterest expense:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Salaries and employee benefits	$6,675	$4,420	$19,315	$14,279
Premises and equipment	1,567	1,576	4,708	4,630
Data processing	810	607	2,685	1,800
Legal, audit, and other professional services	1,071	445	4,299	1,216
Printing, stationery, and supplies	79	69	288	194
Telephone	218	193	592	630
Directors’ expense	135	101	342	335
Advertising, marketing and business development	272	194	1,069	706
Postage	50	55	171	158
Insurance and regulatory assessments	364	797	1,777	2,377
(Gain)/Loss on and expense of foreclosed property	(672)	185	5,066	731
Amortization of intangible assets	624	416	1,665	1,249
Other expenses	840	626	2,387	2,046

Total noninterest expense	$12,033	$9,684	$44,364	$30,351

Salaries and benefits increased to $6.7 million for the 2011third quarter from $4.4 million for the same period last year. For the first nine months of 2011, salaries and benefits increased 35 percent to $19.3 million from $14.3 million for the same period last year. The increase reflects the growth in the Bank’s workforce from the acquisitions of Western Commercial Bank, San Luis Trust Bank and the EPS division. Our workforce increased approximately 26 percent to 296full-time equivalent employees at September 30, 2011 from 235 a year ago.

Legal, audit and professional services expense increased to $1.1 million for the 2011 third quarter from $0.4 million for the same period last year. For the first nine months of 2011, legal, audit and professional services expense increased to $4.3 million from $1.2 million for the same period last year. The increase largely reflects increased legal expense due to ongoing loan collection and resolution efforts.

We had a net gain on foreclosed property of $672,000 for the third quarter of 2011 compared to a net loss on and expense of foreclosed property of $185,000 for the same period last year. For the first nine months of 2011, loss on and expense of foreclosed property increased to $5.1 million from $0.7 million in the same period a year ago primarily due to valuation allowances recorded on the two largest properties owned by the Bank.

Our efficiency ratio was 68 percent for the third quarter of 2011 compared with 74 percent for the third quarter of 2010. Our efficiency ratio for the first nine months of 2011 was 74 percent compared with 80 percent for the same period last year. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, loss on and expense of foreclosed property and integration/conversion expenses to the sum of net interest income and noninterest income, excluding gains or losses on securities and gains on acquisitions. The improvement in the efficiency ratio for the 2011periods as compared to the 2010 periods was due primarily to revenues growing at a faster pace than operating expenses.

Income taxes

The income tax provision was $14.9 million for the nine months ended September 30, 2011 compared with $0.2 million for the same period in 2010. The combined federal and state effective tax rate for the nine months ended September 30, 2011 was 42.0 percent compared with 39.4 percent for the same period in 2010.

Financial position – September 30, 2011 compared with December 31, 2010

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

We manage credit risk through Board-approved policies and procedures. At least annually, the Board of Directors reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established and performance of our loan portfolio reviewed by the Directors’ Credit Review Committee. In addition, we have a well-defined set of standards for evaluating the loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. The Directors’ Audit Committee also engages a third party to perform anindependent review of the loan portfolio to review credit quality, adequacy of documentation, appropriate loan grading administration, compliance with lending policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans decreased $27.7 million, or 3 percent, to $920.0 million at September 30, 2011 from $947.7 million at December 31, 2010. The decline in commercial loans and lines of credit since year-end 2010 includes the $3.8 million payoff of three motion picture and video production shared national credit loans.The decline in the remainder of non-covered loans since year-end 2010 was due to payoffs and paydowns outpacing new originations for the period.

(in thousands)	At September 30, 2011	At December 31, 2010
Commercial mortgage	$396,200	$399,642
Commercial loans and lines of credit	189,469	213,576
Multifamily mortgage	141,955	135,639
Construction and land development	47,613	55,260
Home mortgage	110,117	108,076
Home equity loans and lines of credit	29,489	29,828
Installment and credit card	5,203	5,724

Total loans	920,046	947,745
Allowance for loan losses	(17,778)	(17,033)

Loans, net	$902,268	$930,712

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

Commercial mortgage loans, the largest segment of our non-covered portfolio, were 43 percent of non-covered loans at September 30, 2011 compared with 42 percent at December 31, 2010. We had 370 commercial mortgage loans with an average balance of $1,072,000 at September 30, 2011.  Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial, office, and retail, representing approximately 68 percent of commercial mortgage loans. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Commercial mortgage loans by region/county (in thousands)	At September 30, 2011	At December 31, 2010
Southern California
Los Angeles	$190,745	$199,110
Orange	28,913	29,788
Ventura	113,924	109,684
Riverside	21,415	19,835
San Bernardino	16,078	16,233
San Diego	15,271	15,859
Santa Barbara	226	230

Total Southern California	386,572	390,739

Northern California
Alameda	346	344
Alpine	1,080	—
Contra Costa	361	383
Fresno	2,414	2,443
Imperial	340	352
Kern	694	920
Madera	525	536
Placer	607	613
Sacramento	336	348
San Mateo	2,372	2,401
Solano	266	272
Tulare	287	291

Total Northern California	9,628	8,903

Total non-covered commercial mortgage loans	$396,200	$399,642

The following table shows the distribution of our commercial mortgage loans by property type.

Commercial mortgage loans by property type (in thousands)	At September 30, 2011	At December 31, 2010
Industrial/warehouse	$109,712	$108,860
Office	95,139	98,277
Retail	65,839	65,917
Hotel	23,919	24,429
Self storage	19,664	19,409
Mixed use	13,691	10,388
Medical	12,456	14,528
Restaurant	8,012	9,419
Assisted living	5,680	5,768
All other	42,088	42,647

Total non-covered commercial mortgage loans	$396,200	$399,642

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Commercial mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2015 and
Year	2011	2012	2013	2014	Thereafter	Total

2005 and earlier	$1,206	$1,972	$1,734	$12,006	$83,394	$100,312
2006	229	153	6,282	—	40,008	46,672
2007	200	13,880	739	7,489	31,233	53,541
2008	1,137	11,796	1,912	231	57,759	72,835
2009	201	1,276	—	6,055	51,641	59,173
2010	—	105	448	—	30,505	31,058
2011	—	29	—	—	32,580	32,609
Total	$2,973	$29,211	$11,115	$25,781	$327,120	$396,200

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.35. Beforethe third quarter of 2009, our maximum loan-to-value was70 percent and the minimum debt service coverage ratio was 1.25. We believe these changes to our loan origination policies were prudent given the current economic environment. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.8 percent and the weighted average debt service coverage ratio was 1.68 at September 30, 2011. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Commercial loans represent the next largest category of loans and were 21 percent of total non-covered loans at September 30, 2011, down from 23 percent at December 31, 2010. We had 850 commercial loans with an average balance of $222,000 at September 30, 2011. Unused commitments on commercial loans were $111.1 million at September 30, 2011 compared with $134.9 million at December 31, 2010. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At September 30, 2011, five loans under these facilities had outstanding balances of $16.3 million. These loans consist of four motion picture and video production loan participations and one $0.9 million healthcare facility loan participation. At September 30, 2011, we also have commitments of $12.1 million for two other motion picture and video production facilities with no outstanding balances. Below is a table of our non-covered loans by business sector.

Commercial loans by industry/sector (in thousands)	At September 30, 2011	At December 31, 2010
Services	$55,427	$53,549
Real estate	47,026	54,387
Information	29,988	44,193
Trade	23,840	22,488
Manufacturing	16,484	18,722
Healthcare	14,710	16,593
Transportation and warehouse	1,993	3,644
Other	1	—

Total non-covered commercial loans	$189,469	$213,576

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

Construction and land loans represent 5 percent of total non-covered loans at September 30, 2011, down from 6 percent at December 31, 2010. At September 30, 2011, we had 34 projects with an average commitment of $2,309,000. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. At September 30, 2011, 12 percent of these loans, or $5.6 million, represented residential construction projects; 22 percent, or $10.4 million, were commercial projects; and 66 percent, or $31.6 million, were land development projects.

Construction loans are typically short term, with maturities ranging from 12 to 18 months. For commercial projects, we have had a maximum loan-to-value requirement of 75 percent of the appraised value.  For residential projects, the maximum loan-to-value has been 80 percent. Beginning in the third quarter of 2009 we changed the maximum loan-to-value to 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 58.5 percent at September 30, 2011. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

	At September 30, 2011		At December 31, 2010
Construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$35,137	$15,889	$27,168	$21,786
Orange	17,868	13,995	15,019	14,239
Ventura	19,664	12,760	16,194	12,506
Riverside	3,772	3,737	3,983	3,906
Santa Barbara	1,238	1,232	2,840	2,823

Total non-covered construction and land loans	$77,679	$47,613	$65,204	$55,260

We are mindful of the economic disruption in our marketplace and have supplemented our regular monitoring practices with updated project appraisals, re-evaluation of estimated project marketing time and re-evaluationof the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves) when necessary. We also re-evaluate the ability of the project sponsor, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, we request the project sponsor to make payments to us from their general resources or request the project sponsor to place with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 15 percent of total non-covered loans at September 30, 2011, up from 14 percent at December 31, 2010. We had approximately 156 multifamily loans with an average balance of $910,000 at September 30, 2011.  Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 60.4 percent and the weighted average debt service coverage ratio was 1.41 for our multifamily portfolio at September 30, 2011. Below is a table of our non-covered multifamily mortgage loans by county.

Multifamily mortgage loans by region/county (in thousands)	At September 30, 2011	At December 31, 2010
Southern California
Los Angeles	$81,388	$92,897
Orange	15,722	15,948
Ventura	10,315	7,495
Riverside	498	502
San Bernardino	3,886	3,979
San Diego	21,053	4,999
Santa Barbara	1,860	1,876

Total Southern California	134,722	127,696

Northern California
Alameda	778	787
Calaveras	1,342	1,357
Fresno	241	245
Kern	2,553	2,609
Merced	653	664
Monterey	375	379
Mono	224	228
San Francisco	730	1,329
Santa Cruz	337	345

Total Northern California	7,233	7,943

Total non-covered multifamily mortgage	$141,955	$135,639

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Multifamily mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2015 and
Year	2011	2012	2013	2014	Thereafter	Total

2005 and earlier	$—	$1,212	$1,089	$—	$11,789	$14,090
2006	—	—	—	—	1,342	1,342
2007	—	—	—	—	9,637	9,637
2008	—	—	—	—	47,276	47,276
2009	244	—	—	—	42,497	42,741
2010	—	—	—	—	6,674	6,674
2011	—	—	—	—	20,195	20,195
Total	$244	$1,212	$1,089	$—	$139,410	$141,955

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at September 30, 2011. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At September 30, 2011, 32 percent of our loans were less than $1 million and 75 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	At September 30, 2011
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,500,000
Commercial mortgage	10%	13%	31%	14%	21%	11%
Commercial loans and lines of credit	28%	11%	33%	10%	18%	0%
Construction and land development	3%	5%	36%	18%	15%	23%
Multifamily mortgage	15%	25%	38%	5%	9%	8%
Home mortgage	23%	23%	28%	7%	19%	0%
Home equity loans and lines of credit	46%	12%	12%	30%	0%	0%
Installment and credit card	88%	12%	0%	0%	0%	0%

Weighted average totals	17%	15%	32%	11%	17%	8%
Number	2,374	208	196	31	26	6

Allowance for non-covered loan losses

We maintain an allowance for loan losses to provide for inherent losses in the non-covered loan portfolio. We establish the allowance through a provision charged to expense. We charge-off all loans judged uncollectible against the allowance while we credit any recoveries on loans to the allowance. We charge-off commercial and real estate loans – construction, commercial mortgage, and home mortgage – by the time their principal or interest becomes 120 days delinquent unless the loan is well secured and in the process of collection. We charge-off consumer loans by the time principal or interest becomes 90 days delinquent unless they too are well secured and in the process of collection. We also charge-off deposit overdrafts when they become more than 60 days old. We evaluate impaired loans on a case-by-case basis to determine the ultimate loss potential to us after considering the proceeds realizable from a sale of the collateral, lessestimated costs to sell. In those cases where the net realizable value is less than the loan, we charge-off the loan to reduce the balance to a level equal to the net realizable value of the collateral. We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments.

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

Our 2011third quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the possible length and depth of the economic recession and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we did not change our estimated loss factors in our qualitative considerations from the prior quarter. We did however increase and decrease our quantitative loss factors; the changes in our quantitative loss factors did not result in a significant change to the allowance.

 As a result, the allowance for non-covered loan losses increased to $17.8 million or 1.93 percent of non-covered loans at September 30, 2011 compared with $17.0 million or 1.80 percent of non-covered loans at December 31, 2010. We believe that our allowance for non-covered loan losses was adequate at September 30, 2011; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Dollars in thousands)
Beginning balance	$18,306	$16,452	$17,033	$16,505
Provision for loan losses	1,550	3,618	4,550	7,138
Loans charged-off	(2,292)	(3,891)	(4,319)	(7,735)
Recoveries on loans charged-off	214	321	514	592

Ending balance	$17,778	$16,500	$17,778	$16,500

Allowance to gross non-covered loans	1.93%	1.80%	1.93%	1.80%
Net loans charged-off to average non-covered loans, annualized	0.92%	1.60%	0.54%	1.05%

The following table presents the net non-covered loan charge-offs by loan type and the percentage of net non-covered loans charged-off to average non-covered loans by type for the periods indicated.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(in thousands)	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized	Net Charge-offs	Net Charge-offs to average loans, for period	Net Charge-offs to Average loans, annualized
Construction and land development	$1	0.00%	0.00%	$233	0.34%	0.46%
Home mortgage	365	0.33%	0.44%	207	0.28%	0.37%
Commercial loans & lines	2,934	1.42%	1.89%	4,735	2.28%	3.05%
Commercial real estate	377	0.07%	0.10%	1,721	0.32%	0.42%
Home equity loans & lines	37	0.12%	0.16%	199	1.46%	1.95%
Installment	91	1.47%	1.95%	48	1.30%	1.74%

Total	$3,805	0.41%	0.54%	$7,143	0.78%	1.05%

Net non-covered loan charge-offs for the nine months ended September 30, 2011 were $3.8 million compared with $7.1 million for the same period last year. In the first nine months of 2011, loans charge-off included a $1.7 million charge-off of a $1.7 million entertainment-related loan. In the first nine months of 2010, loans charge-off included a $1.2 million charge-off on a $1.7 million nonaccrual multifamily loan for which we had a specific loss allowance of $1.7 million at December 31, 2009. We collected the remaining balance in the 2010 second quarter. Also, we had a $3.5 million charge-off on a $15.0 million revolving credit facility to purchase and develop a film library. Annualized net non-covered loan charge-offs to average non-covered loans for thenine months ended September 30, 2011 were 0.54 percent compared with 1.05 percent for the first nine months of 2010.

 The following table presents the allocation of the allowance for loan losses to each non-covered loan category and the percentage relationship of loans in each category to total loans:

	September 30, 2011		December 31, 2010
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$6,141	43%	$6,134	42%
Multifamily mortgage	2,486	15%	2,273	14%
Commercial loans	6,125	21%	4,934	23%
Construction loans	1,010	5%	1,698	6%
Home equity loans and lines	358	3%	416	3%
Home mortgage	1,577	12%	1,496	11%
Installment and credit card	81	1%	82	1%

Total	$17,778	100%	$17,033	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The allowance for losses on undisbursed commitments was $101,000 at September 30, 2011, and December 31, 2010, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

The following table presents non-covered past due loans, nonaccrual loans and foreclosed assets. We had sixteennon-covered restructured loans for $3.1 million at September 30, 2011; two restructured loans for $0.7 million are included in the $6.9 million accruing loans past due 30 to 89 days total shown below and ten restructured loans for $2.3 million are included in the $15.8 million nonaccrual loan total shown below. We had twelvenon-covered restructured loans for $4.2 million at December 31, 2010; three restructured loans for $1.3 million were current at December 31, 2010, one restructured loan for $0.7 million is included in the $11.6 million accruing loans past due 30 to 89 days total shown below and eight restructured loans for $2.3 million are included in the $18.2 million nonaccrual loan total shown below.

(dollars in thousands)	September 30, 2011	December 31, 2010
Accruing loans past due 30 - 89 days	$6,948	$11,630
Accruing loans past due 90 days or more	$24	$—
Nonaccrual loans	$15,845	$18,241
Foreclosed assets	$18,406	$26,011
Ratios:
Accruing loans past due 90 days or more to non-covered loans	—	—
Nonaccrual loans to non-covered loans	1.72%	1.92%

Non-covered accruing loans past due 30 to 89 days decreased to $6.9 million at September 30, 2011 from $11.6 million at December 31, 2010. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing decreased to $15.9 million at September 30, 2011 from $18.2 million at December 31, 2010. These non-performing non-covered loans, as a percentage of total non-covered loans, were 1.72 percent at the end of the third quarter compared with 1.92percent at December 31, 2010.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $8.6 million at September 30, 2011. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the estimated value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at September 30, 2011 a specific loss allowance of $2.3 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.4 million office building in Costa Mesa, California. The loan was over 90 days past due at September 30, 2011. Our most current appraisal indicates a loan-to-value ratio of 68 percent. We have no specific loss allowance for this loan at September 30, 2011.

Our third largest non-covered nonaccrual loan was a $1.1 million commercial restaurant loan. This loan was performing in accordance with modified loan terms at September 30, 2011. We have no specific loss allowance for this loan at September 30, 2011.

All other non-covered nonaccrual loans were individually under $1 million at September 30, 2011.

The following table presents the activity in our nonaccrual non-covered loan category for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	40	$17,792	23	$13,192	28	$18,241	21	$39,958
New loans added	6	1,607	22	20,268	30	5,934	39	26,778
Advances on existing loans	—	—	—	—	—	—	—	317
Loans transferred to foreclosed property	(1)	(99)	(3)	(884)	(2)	(509)	(7)	(24,560)
Loans returned to accrual status	(3)	(660)	(5)	(1,976)	(9)	(1,945)	(8)	(4,015)
Payoffs of existing loans	(6)	(229)	(1)	(4,482)	(9)	(2,141)	(4)	(8,098)
Loans sold	—	—	—	—	—	—	(1)	(490)
Payments on existing loans	—	(465)	—	(24)	—	(872)	—	(1,186)
Charge offs on existing loans	(3)	(2,101)	—	—	(5)	(2,623)	(4)	(375)
Partial charge-offs on existing loans	—	—	—	(3,696)	—	(240)	—	(5,931)
Ending balance	33	$15,845	36	$22,398	33	$15,845	36	$22,398

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in impaired loans was $18.8 million for the nine months ended September 30, 2011 and $27.9 million for the nine months ended September 30, 2010. Impaired loans were $14.3 million at September 30, 2011 and $18.2 million at December 31, 2010. Allowances for loan losses for individually impaired loans are computed in accordance with accounting standards related to accounting by creditors for impairment of a loan and are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $14.3 million of impaired loans at September 30, 2011, $10.2 million had specific allowances of $2.8 million. Of the $18.2 million of impaired loans at December 31, 2010, $12.5 million had specific allowances of $2.0 million.

Non-covered foreclosed property

Non-covered foreclosed property at September 30, 2011 consists of a $14.3 million office complex project consisting of 17 buildings in Ventura County and a $3.3 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon.The remainder represents one office building and three single-family residences in Southern California that together total $0.8 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	7	$20,029	4	$27,850	8	$26,011	1	$4,893
New properties added	1	99	3	1,016	2	328	8	25,414
Valuation allowances	—	—	—	—	—	(5,208)	—	(230)
Sales of properties	(2)	(1,722)	—	(960)	(4)	(2,725)	(2)	(2,171)
Ending balance	6	$18,406	7	$27,906	6	$18,406	7	$27,906

Covered loans and FDIC shared-loss asset

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

 The covered loan portfolio increased to $147.2 million at September 30, 2011 from $53.9 million at December 31, 2010 because of the FDIC-assisted SLTB acquisition in February 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At September 30, 2011	At December 31, 2010
Home mortgage	$41,844	$2,046
Commercial mortgage	39,687	26,038
Construction and land loans	25,480	6,143
Multifamily	15,154	2,688
Commercial loans and lines of credit	13,274	16,820
Home equity loans and lines of credit	11,704	135
Installment and credit card	7	—
Total covered loans	$147,150	$53,870

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. The FDIC shared-loss asset was $77.8 million at September 30, 2011 and $16.7 million at December 31, 2010. The increase was due to the initial FDIC shared-loss asset recorded in conjunction with the FDIC-assisted SLTB acquisition on February 18, 2011.

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

At September 30, 2011 and December 31, 2010, we had no allowance for the covered loans because there was credit quality deterioration not beyond the acquisition date fair value amounts of the covered loans.

Covered foreclosed property

Covered foreclosed property at September 30, 2011 was $12.4 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $13.2 million of properties and acquired or added $26.7 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	21	$5,636	—	$—	2	$977	—	$—
New properties acquired	—	—	—	—	22	11,052	—	—
New properties added	34	13,680	—	—	41	15,657	—	—
Valuation allowances	—	(739)	—	—	—	(2,141)	—	—
Sales of properties	(8)	(6,216)	—	—	(18)	(13,184)	—	—
Ending balance	47	$12,361	—	$—	47	$12,361	—	$—

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At September 30, 2011, core deposits were $1.1billion. At December 31, 2010, core deposits were $892.7 million. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans. The EPS division also contributed to the increase in core deposits.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at September 30, 2011decreased to $391.4 million from $395.1 million at December 31, 2010. The decrease in alternative funds was due to the increase in core deposits during the period.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2011 or December 31, 2010. We also have a $16.8 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at September 30, 2011 or December 31, 2010. In addition, we had approximately $210.8 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at September 30, 2011.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At September 30, 2011, there were $6.9 million of dividends available for payment under the method described.We received no dividends from the Bank in the year ended December 31, 2010 or in the nine months ended September 30, 2011.  The Company has $3.8 million in cash on deposit with the Bank at September 30, 2011.

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

At September 30, 2011, we had cash balances at the Reserve Bank of $36.1 million compared with $19.9 million at December 31, 2010. Interest bearing deposits with other financial institutions increased to $128.3 million at September 30, 2011 from $62.5 million at December 31, 2010. The higher balance reflects the liquidity acquired in the SLTB and EPS division acquisitions.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $12.2 million during the nine months ended September 30, 2011. The difference between cash used by operating activities and net income largely consisted of non-cash items including a $35.2 million gain on acquisitions.

Net cash of $203.2 million provided by investing activities consisted principally of $129.3 million of proceeds from securities available-for-sale, $122.1 million of cash acquired in the SLTB and EPS division acquisitions, $71.5 million of proceeds from net loan paydowns partially offset by $146.2 million of purchases of securities available-for-sale and $1.8 million of purchases of premises and equipment.

Net cash of $175.0 million used by financing activities primarily consisted of a $75.3 million decrease in borrowings, a $98.9 million decrease in net deposits and $0.8 million of dividends paid on preferred stock.

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

Securities, at amortized cost, increased by $54.4 million, or 19 percent, from $279.0 million at December 31, 2010 to $333.4 million at September 30, 2011. The increase is partly due to the $35.0 million of securities acquired in the FDIC-assisted SLTB acquisition.

Net unrealized holding losses were $1.1 million at September 30, 2011 and were $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, unrealized holding losses were 0.32 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury notes and bills and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents, at September 30, 2011 and December 31, 2010, the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	At September 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$5,022	$(1)	$—	$—	$5,022	$(1)
U.S. government agency notes	6,188	(3)	—	—	6,188	(3)
U.S. government agency mortgage-backed securities	5,184	(45)	—	—	5,184	(45)
U.S. government agency collateralized mortgage obligations	26,751	(96)	—	—	26,751	(96)
Private-label collateralized mortgage obligations	—	—	16,825	(2,543)	16,825	(2,543)
Municipal securities	—	—	—	—	—	—
Other domestic debt securities	—	—	7,176	(1,924)	7,176	(1,924)

	$43,145	$(145)	$24,001	$(4,467)	$67,146	$(4,612)

	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	55,869	(370)	—	—	55,869	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)

	$156,530	$(1,613)	$25,153	$(5,464)	$181,683	$(7,077)

We determined that, as of September 30, 2011, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $1.9 million at September 30, 2011. At December 31, 2010, the unrealized loss was also $1.9 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at September 30, 2011. Eighteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of September 30, 2011. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at September 30, 2011 relate to a type of mortgage-backed security also known as private-label CMOs. As of September 30, 2011, the par value of these securities was $18.8 million and the amortized cost basis, net of other-than-temporary impairment charges, was $16.8 million. At September 30, 2011, the fair value of these securities was $14.3 million, representing 4 percent of our securities portfolio. Gross unrealized losses related to these securities were $2.5 million, or 15 percent of the aggregate cost basis of these securities as of September 30, 2011.

 The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. All three of our private-label CMOs had credit agency ratings of less than investment grade at September 30, 2011.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of September 30, 2011.  Based upon this analysis, we determined there was no additional other-than-temporary impairment at September 30, 2011. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	September 30,	December 31,
(in thousands)	2011	2010

Core deposits:
Non-interest bearing checking	$473,059	$331,648
Interest checking	102,901	88,638
Savings and money market accounts	485,289	388,289
Retail time deposits less than $100,000	79,747	84,133
Total core deposits	1,140,996	892,708

Noncore deposits:
Retail time deposits $100,000 or more	167,199	144,974
Wholesale time deposits	6,407	18,606
State of California time deposits	100,000	100,000
Total noncore deposits	273,606	263,580
Total core and noncore deposits	$1,414,602	$1,156,288

The $258.3 million increase in deposits from the 2010 year-end was due principally to the deposits assumed in the SLTB and EPS division acquisitions. Core deposits increased $247.8 million since year-end 2010. Core deposits represent 81 percent of deposits at September 30, 2011, up from 77 percent at December 31, 2010. The increase in core deposits resulted in a decrease in the cost of deposits in 2011 which in turn resulted in an improved net interest margin.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $273.6 million at September 30, 2011. Large balance certificates of deposit were $263.6 million at December 31, 2010. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $66.2 billion of investments, of which approximately $4.1 billion represent time deposits placed at various financial institutions. At September 30, 2011, and December 31, 2010, State of California time deposits placed with us, with original maturities of three to six months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe, if it becomes necessary to replace these deposits, that we have sufficient alternative funding capacity or the ability to establish large balance certificates of deposit rates that will enable us to attract deposits in sufficient amounts. The remainder of time deposits represents time deposits accepted from customers in our market area.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives. Brokered deposits are wholesale certificates of deposits accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. Thesecustomers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At September 30, 2011 and December 31, 2010, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We categorize these deposits as wholesale time deposits in the table above. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $6.1 million of these reciprocal deposits, included in time deposits of $100,000 or more, at September 30, 2011 and $7.0 million at December 31, 2010.

At September 30, 2011, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$80,968
Over three months to twelve months	132,466
Over twelve months	60,172

$273,606

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At September 30, 2011, we had $117.8 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $87.8million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
(in thousands)	Federal Home Loan Bank Advances	Weighted average Interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$87,774	3.01%	$86,500	3.11%
Maximum amount outstanding at any month-end during the period	$138,750	2.69%	$122,000	3.88%
Average amount outstanding during the period	$101,843	2.62%	$88,995	3.69%

The higher levels of liquid assets and slow loan demand allowed these borrowings to mature and not be renewed.

The following table presents the maturities of FHLB term advances:

	At September 30, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$—	2011		$13,000	2011	3.21%
	25,578	2012	3.56%	18,500	2012	4.03%
	7,196	2013	2.87%	—
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	7,500	2017	4.07%	7,500	2017	4.07%
	$87,774			$86,500

The following table presents maturities of securities sold under agreements to repurchase:

	At September 30, 2011			At December 31, 2010
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$—			$15,000	2011	3.64%
	20,000	2013	3.60%	20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%

	$30,000			$45,000

Junior Subordinated Debentures

As of September 30, 2011 and December 31, 2010, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At September 30, 2011, the rate was 1.90%.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series C. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of September 30, 2011, we reserved 325,627 of common shares for the conversion of the preferred stock series A.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, or the CPP, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. The common stock warrant entitled the Treasury to purchase 599,042 shares of our common stock at an exercise price of $6.26 for a term of ten years. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program.On August 24, 2011, we purchased the 10-year warrant from the Treasury for $599,042. In connection with the redemption of the preferred stock series B shares, the Company accelerated the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend reduced the amount of net income available to common shareholders in the 2011 third quarter.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next nine quarters and is a function of the growth in qualified small business loans each quarter.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2011
Total capital	$190,511	17.48%	$87,176	≥ 8.00%
(to risk weighted assets)
Tier I capital	$176,840	16.23%	$43,588	≥ 4.00%
(to risk weighted assets)
Tier I capital	$176,840	10.18%	$69,496	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	≥ 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	≥ 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since September 30, 2011 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2011
Total capital	$187,706	17.22%	$87,220	≥ 8.00%	$109,025	≥ 10.00%
(to risk weighted assets)
Tier I capital	$174,027	15.96%	$43,610	≥ 4.00%	$65,415	≥ 6.00%
(to risk weighted assets)
Tier I capital	$174,027	10.01%	$69,528	≥ 4.00%	$86,910	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	≥ 8.00%	$102,613	≥ 10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	≥ 4.00%	$61,568	≥ 6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	≥ 4.00%	$72,668	≥ 5.00%
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

The following summarizes our outstanding commitments at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$168,502	$199,937
Commercial and standby letters of credit	1,345	1,615

	$169,847	$201,552

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

The allowance for losses on undisbursed commitments was $101,000 at September 30, 2011, and December 31, 2010, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We manage interest rate risk through Board-approved policies and procedures. The Board of Directors reviews and approves these policies at least annually. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.40% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 0.43% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 0.89% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 2 and 3 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	-0.40%	2.06%	2.46%
+100 bps	0.43%	3.99%	7.66%
+200 bps	0.89%	2.87%	7.36%
+400 bps	0.90%	6.15%	13.31%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2011.  In our most recent analysis, approximately 46 percent of our loans had a fixed rate of interest and approximately 54 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 37 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 24 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 39 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 82 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 43 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 70 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On September 23, 2011, Mr. William Wardlaw, the Treasurer for U.S. Senator Dianne Feinstein’s campaign, and two of Senator Feinstein’s campaign committees, Feinstein for Senate and Fund for the Majority, initiated litigation in the Superior Court of the State of California, County of Los Angeles against the Bank and several other defendants, including Senator Feinstein’s former campaign treasurer Ms. Kinde Durkee. The plaintiffs claim, among other things, that the Bank aided and abetted a fraud and unlawful conversion by Ms. Durkee of campaign funds held in accounts at the Bank. Based largely on the same alleged conduct, the plaintiffs also assert claims for alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. The plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief. The Bank must answer or otherwise respond to the complaint by November 30, 2011.

In addition, the nature of our business causes us to be involved in routine legal proceedings from time to time. Except as set forth above, we are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended September 30, 2011 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2011, the Company issued and sold to Treasury 25,000 shares of Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share, for a capital contribution of $25 million. The sale was made in conjunction with the Treasury’s SBLF program established under the Small Business Jobs Act of 2010. There was no underwriter associated with this transaction. Proceeds of the transaction were used to redeem the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock).

On July 14, 2011, the Company used the proceeds from the issuance of the Series C Preferred Stock together with other available funds to redeem from Treasury all 25,000 outstanding shares of its Series B Preferred Stock at a liquidation amount of $1,000 per share for a redemption price of $25 million, plus accrued but unpaid dividends to the redemption date. The Series B Preferred Stock was issued to Treasury in December 2008 in connection with the Company’s participation in the TARP Capital Purchase Program.

Additional information on the Series B Preferred Stock redemption and the Series C Preferred Stock issuance, including terms of the SBLF program, are included in Form 8-K, filed with the SEC on July 15, 2011.

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

First California Financial Group, Inc.

Date: November 14, 2011	By:	/s/ Romolo Santarosa
Romolo Santarosa (Principal Financial Officer and Duly Authorized Officer)