Form 10-K
period 2011-12-31
First California Financial Group, Inc.
filed 2012-03-15
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of common stock held by non-affiliates as of June 30, 2011: $80,865,130

As of March 12, 2012, there were 29,249,104 shares of Common Stock, $0.01 par value, outstanding.

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

First California incorporated under the laws of the State of Delaware on June 7, 2006. The Company formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of facilitating the mergers of National Mercantile and FCB Bancorp, a California corporation, or FCB. On March 12, 2007, National Mercantile merged with and into First California. Immediately thereafter, the parties completed the previously announced merger of FCB with and into First California. In this document, we refer to the two-step merger of National Mercantile into First California and FCB into First California as the Mergers. As a result of the Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile, whose principal assets were the capital stock of two bank subsidiaries, Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay, and the rights and obligations of FCB, whose principal assets was the capital stock of First California Bank. On June 18, 2007, First California integrated its bank subsidiaries into First California Bank. All references to the Bank on or before June 18, 2007 refer to the Bank, Mercantile and South Bay.

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Westlake Village, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Department of Financial Institutions, or the DFI. The Federal Deposit Insurance Corporation, or the FDIC, insures its deposits up to the maximum legal limit.

On November 5, 2010, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of Western Commercial Bank, or WCB, located in Woodland Hills, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $16.7 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. The transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former WCB branch into its full-service branch network prior to December 31, 2010.

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $367 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $13 million of foreclosed property and $5 million of other assets. Liabilities with an estimated fair value of approximately $346 million were also assumed and recognized, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $2.6 million of a FDIC shared-loss liability and $0.4 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $36.5 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 19 and the Bank fully integrated the former SLTB branch into its full-service branch network in June 2011.

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, issues prepaid cards and sponsors merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the areas commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the Tri-Cities area of Glendale-Burbank-Pasadena, the South Bay, the Inland Empire, north San Diego County, Century City and other parts of Los Angeles, Orange, San Luis Obispo and Ventura Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside, San Bernardino and San Luis Obispo counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 19 full-service branch locations.

Business loans, represented by commercial mortgage loans, commercial loans and construction loans, comprise the largest portion of the Bank’s loan portfolio. Commercial real estate loans rely upon the cash flow originating from the underlying real property. Commercial real estate is a cyclical industry that is affected not only by general economic conditions but also by local supply and demand. Commercial loans rely upon the cash flow originating from the underlying business activity of the enterprise. The manufacture, distribution or sale of goods or sale of services are not only affected by general economic conditions but also by the ability of the enterprise’s management to adjust to local supply and demand conditions, maintain good labor, vendor and customer relationships, as well as market and sell their goods or services for a profit. Construction loans provide developers or owners with funds to build or improve properties that will ultimately be sold or leased. Construction loans are generally considered to involve a higher degree of risk than other loan categories because they rely upon the developer’s or owner’s ability to complete the project within specified cost and time limits.

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

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. Accordingly, in order to meet the changing needs of our customers, the Bank is constantly evaluating a variety of options to broaden the services and products it provides. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through 19 banking offices with ATM access, 24 hour telephone access to account information, on-line banking, courier service and remote deposit capture. The diversity of our delivery systems enables customers to choose the method of banking that is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

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

In November 1999, the Gramm-Leach-Bliley Act, or the GLBA, was signed into law. The GLBA significantly changed the regulatory structure and oversight of the financial services industry. The GLBA revised the BHCA and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLBA also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.

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

The Bank has developed programs that specifically address the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. The Bank also assists those customers requiring other services not offered by the Bank to obtain those services from correspondent banks. In addition, the Bank offers ATM services, a night depository, remote deposit capture, courier services, bank-by-mail services, merchant windows, lockbox and direct deposit services.

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

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 82% of our loan portfolio at December 31, 2011 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2011 compared with December 31, 2010” in Part II of this Annual Report on Form 10-K. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2011, the Bank had 304 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

Recent Developments

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, was signed into law. Dodd-Frank will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, Dodd-Frank establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing regulatory agencies, including the Financial Stability Oversight Council, or Council, the Board of Governors of the Federal Reserve System, or FRB, the Office of the Comptroller of the Currency, or OCC, and the FDIC. The rules and regulations promulgated under Dodd-Frank are likely to impact our operations and cost. Dodd-Frank includes, among other things, the following:

(i)	the creation of a Financial Stability Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(iii)	the elimination and phase-out of trust preferred securities from Tier 1 capital with certain exceptions;

(iv)	the elimination of remaining barriers to de novo interstate branching by banks;

(v)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(vi)	enhanced regulation of financial markets, including the derivative and securitizations markets, and the elimination of certain proprietary trading activities by banks;

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

(xi)
the transfer of oversight of savings and loan holding companies to the FRB, federally chartered thrift institutions to the Office of the Comptroller of the Currency and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

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

We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $25 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. The common stock warrant entitled the Treasury to purchase 599,042 shares of our common stock at an exercise price of $6.26 for a term of ten years. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program. On August 24, 2011, we purchased the 10-year warrant from the Treasury for $599,042. In connection with the redemption of the preferred stock series B shares, the Company accelerated the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend reduced the amount of net income available to common shareholders in 2011.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund program, or the SBLF. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter.

    The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. Dodd-Frank made the $250,000 deposit insurance limit permanent. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program, or the TLGP, to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 (for depository institutions that did not opt out prior to November 2, 2009) and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank did not participate in these TLGP programs. Dodd-Frank extended until January 1, 2013 deposit insurance for the full net amount of non-interest bearing transaction accounts. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees. See “FDIC Deposit Insurance” below.

    Dodd-Frank adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, will become effective on July 21, 2012 and prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments, as determined by federal regulators. After the conformance period commencing July 21, 2012, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, the Bank and their affiliates, unless an exception applies. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities”, “risk-mitigating hedging activities”, and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule restricts a banking entity from sponsoring or investing in certain private funds. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the fund or permitting the fund to use the name of the bank. In October 2011, the OCC, FRB, FDIC, and SEC, in consultation with the Commodity Futures Trading Commission, jointly released a notice of proposed rulemaking implementing the Volcker Rule limitations of Dodd-Frank. In light of the complexity of the proposed regulation and the likelihood that a substantial number of comments will be submitted, the Company cannot fully assess the impact of the Volcker Rule on its business until final rules and regulations are adopted.

General

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB, the FDIC, the DFI, and the United States Department of the Treasury, or the Treasury.

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. For example, as noted above, Dodd-Frank, among other things, creates CFPB which has broad powers to regulate consumer financial services and products, creates the Financial Stability Oversight Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. The FRB has also issued proposed guidance on incentive compensation to ensure that banking organizations’ incentive compensation policies do not undermine the safety and soundness of their organizations. Future changes in the laws, regulations or polices that impact the Company or its successors and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

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

    Dodd-Frank amends the Federal Deposit Insurance Act, or FDIA, to obligate the FRB to require bank holding companies to serve as a source of financial strength for any subsidiary depository institution. The appropriate federal banking agency for such a depository institution may require reports from companies that own the insured depository institution to assess their ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, First California in the future could be required to provide financial assistance to the Bank should it experience financial distress.

First California is required to obtain the FRB’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. Further, we are allowed to engage, directly or indirectly, only in banking and other activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pursuant to the GLBA, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act, or the CRA.

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

Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, First California is permitted to make dividend payments to, or effectuate share repurchases from, other shareholders, provided that after the payment or repurchase, the institution’s Tier 1 capital would be at least 90 percent of the amount existing at the time immediately after the SBLF closing date, excluding any subsequent net charge-offs and partial repayments of the SBLF funding.

Regulation of the Bank
    The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates. Various consumer laws and regulations also affect the Bank’s operations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. These laws primarily protect depositors and other customers of the Bank, rather than First California or its stockholders. The creation of the CFPB by Dodd-Frank is also likely to lead to enhanced and strengthened enforcement of consumer financial protection laws. On July 21, 2011, the CFPB assumed its authority to supervise and enforce existing consumer financial protection rules. On January 4, 2012, President Obama named Richard Cordray as the Director of the CFPB via recess appointment. The validity of this recess appointment may be subject to challenge, creating uncertainty because the full authority to approve new consumer financial protection rules is vested in the director of the CFPB. Additionally, Dodd-Frank does not allow the CFPB to promulgate regulations until it has a director that has been confirmed by the Senate. At this time it is still unclear as to whether the recess appointment is sufficient to meet this statutory requirement. Accordingly, at this time the Company cannot fully assess the impact of the CFPB on its business.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, CRA activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital.

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

The Bank may from time to time be permitted to make additional capital distributions to its shareholder with the consent of the DFI. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well-capitalized” following such distribution.

Regulatory Capital Guidelines. Both the Company and the Bank are required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The current risk-based capital guidelines that apply to First California and the Bank, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, or the Basel Committee, a committee of central banks and bank supervisors. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit, but also include a nominal market risk equivalent balance related to foreign exchange and debt/equity trading activities) is eight percent, of which at least four percent must be composed of tier 1 capital. The FRB also has adopted a minimum leverage ratio for most bank holding companies, requiring tier 1 capital of at least four percent of average quarterly total consolidated assets, net of loan loss reserve, goodwill and certain other intangible assets. The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks are required to meet. These regulations are generally similar to those established by the FRB for bank holding companies.

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

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$194,694	17.32%	$89,924	≥ 8.00%
First California Bank	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	$180,597	16.07%	$44,962	≥ 4.00%
First California Bank	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	$180,597	10.33%	$69,906	≥ 4.00%
First California Bank	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital (to risk weighted assets)
First California Financial Group, Inc.	$172,599	16.79%	$82,242	≥ 8.00%
First California Bank	$167,395	16.31%	$82,090	≥ 8.00%	$102,613	≥ 10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	$159,695	15.53%	$41,121	≥ 4.00%
First California Bank	$154,515	15.06%	$41,045	≥ 4.00%	$61,658	≥ 6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	$159,695	11.00%	$58,052	≥ 4.00%
First California Bank	$154,515	10.63%	$58,134	≥ 4.00%	$72,668	≥ 5.00%

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

•
A tier 1 common equity ratio of at least 7.0%, inclusive of 4.5% minimum tier 1 common equity ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

•	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

•	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

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

Prompt Corrective Action and Other General Enforcement Authority. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including undercapitalization. Each federal banking agency has issued regulations defining five capital categories: “well- capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•
“well-capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

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

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. The Bank’s holding company and any subsidiaries it may purchase or organize are generally deemed to be affiliates of the Bank within the meaning of Section 23A and 23B and Regulation W. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company or its successors and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

Federal Deposit Insurance. The FDIC insures our customer deposits through the Deposit Insurance Fund, or the DIF, up to prescribed limits for each depositor. Pursuant to the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. Dodd-Frank made the $250,000 deposit insurance limit permanent. The federal banking agencies also recently issued final rules implementing the Dodd-Frank repeal of the prohibition on paying interest on demand deposits. Further, as required under Section 343 of Dodd-Frank, the FDIC has adopted a final rule that provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts. As mandated by Dodd-Frank, the FDIC will fully insure the amounts in non-interest-bearing transaction accounts without limits from December 31, 2010 through December 31, 2012. The unlimited coverage would be separate from, and in addition to, the coverage provided to depositors with other accounts held at an institution. Beginning January 1, 2013, the unlimited coverage will cease and these accounts will be insured under the FDIC’s general deposit insurance coverage rules.

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

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by Dodd-Frank, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under Dodd-Frank is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5 % but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The final rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. The final rule took effect for the quarter beginning April 1, 2011, and was reflected in the invoices for assessments due September 30, 2011.

Continued action by the FDIC to replenish the DIF, as well as the changes in Dodd-Frank, are likely to result in higher assessment rates, which would reduce the profitability of the Bank.

In addition to its insurance assessment, each insured bank was subject in 2011 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2011 debt service assessment was .0102%.

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

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, is responsible for requiring that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If First California and the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, First California or the Bank must freeze or block such account or transaction, file a report of blocked or rejected transaction and notify OFAC.

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

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as Dodd-Frank, EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs under this legislation to address capital and liquidity issues in the banking system, including the Troubled Asset Relief Program, or TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, the ARRA and the FDIC’s TLGP. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally.

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

Recent government efforts to strengthen the U.S. financial system, including the implementation of Dodd-Frank, ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including heightened compliance requirements, corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse effect on our business, financial condition, and results of operations.

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

    Dodd-Frank requires federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The federal banking agencies are in the process of developing regulations to implement these requirements. Implementation of these standards, or any other new regulations, including Basel III, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations of financial condition.

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

Our investment securities portfolio is comprised mainly of U.S. treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government agency collateralized mortgage obligations. At December 31, 2011, gross unrealized losses on our investment portfolio were $5.6 million. The majority of unrealized losses at December 31, 2011 were related to a type of mortgage-backed security also known as private-label collateralized mortgage obligations. As of December 31, 2011, the amortized cost of these securities, rated triple-A at purchase, was $15.9 million and the gross unrealized loss was $2.8 million and these securities represented 3 percent of our securities portfolio. We also own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $2.1 million at December 31, 2011. This unrealized loss is primarily caused by a severe disruption in the market for these securities.

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

We conduct our banking operations in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

At December 31, 2011, we had outstanding construction and land development loans in Southern California in the amount of $58.0 million, representing 5% of our loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Further disruptions in the real estate market could materially and negatively affect our business.

There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2011, approximately 82% of our loans are secured by real estate. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, Dodd-Frank will have a broad impact on the financial services industry, including imposing significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, Dodd-Frank establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the OCC and the FDIC. Further, Dodd-Frank addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

    In addition, there are other currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, federal bank regulators have enacted regulations that would (1) require banking organizations to report the structures of all incentive-based compensation arrangements and (2) prohibit incentive-based payment arrangements that encourage inappropriate risks by providing employees, directors, or principal shareholders with excessive compensation or that could lead to material financial loss to the organization.

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

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Senior Executive Vice President and Chief Operating Officer/Chief Financial Officer, Romolo C. Santarosa and a number of other key management personnel. The loss of any of their services or that of other key personnel could materially and adversely affect our future results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

We may incur impairments to goodwill.

We assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2011 the annual assessment resulted in the conclusion that goodwill was not impaired. A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate non-cash charge, which could have an adverse effect on our operating results and financial position.

We are a holding company and depend on our banking subsidiary for dividends, distributions and other payments.

We are a holding company that conducts substantially all our operations through our banking subsidiary, First California Bank. As a result, our ability to make dividend payments on our common and preferred stock and debt service payments depends upon the ability of the Bank to make payments, distributions and loans to us. The ability of the Bank to make payments, distributions and loans to us is limited by, among other things, its earnings, its obligation to maintain sufficient capital, and by applicable regulatory restrictions. For example, if, in the opinion of an applicable regulatory authority, the Bank is engaged in or is about to engage in an unsafe or unsound practice, which could include the payment of dividends under certain circumstances, such authority may take actions requiring that the Bank refrain from the practice. Additionally, under applicable California law, the Bank generally cannot make any distribution (including a cash dividend) to its stockholder, us, in an amount which exceeds the lesser of: (1) the retained earnings of the Bank and (2) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its stockholder during such period. If the Bank is not able to make payments, distributions and loans to us, we may not be unable to pay dividends on our common and preferred stock or make debt service payments.

If we are unable to increase our small business loans within 2 years, the cost of the Series C Preferred Stock will increase to us.

If we are unable to redeem the series C non-cumulative perpetual preferred stock prior to December 31, 2013, and we have not increased the amount of qualified small business loans above our baseline amount, the cost of this capital to us will increase substantially on that date, from a maximum of 5.0% per annum (approximately $1.25 million annually) to 7.0% per annum (approximately $1.75 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the series C non-cumulative perpetual preferred stock could have a material negative effect on our liquidity and our earnings available to common stockholders.

We may experience difficulty in managing the loan portfolios acquired through FDIC-assisted acquisitions, which are within the limits of the shared-loss protection provided by the FDIC.

The Bank entered into shared-loss agreements with the FDIC that covered most of SLTB’s and all of WCB’s loans and foreclosed property. The Bank shares in the losses, beginning with the first dollar of loss incurred, on the loans and foreclosed property covered under the shared-loss agreements, or covered assets. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Bank 80 percent of eligible losses with respect to the covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered assets.

The shared-loss agreements for commercial and single-family residential loans are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Ten years after the acquisition date, the Bank is required to pay the FDIC 50 percent of the excess, if any, of specific amounts stated in the original agreements for each respective acquisition. Although we have expertise in asset resolution, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the shared-loss protection provided by the FDIC. Failure to comply with the requirements of the shared-loss agreements could result in loss of indemnification by the FDIC. Additionally, the Bank is subject to audits by the FDIC, through its designated agent, under the terms of the shared-loss agreements. The requirements of the shared-loss agreements are extensive and failure to comply with any of the guidelines could potentially result in a specific asset or group of assets losing shared-loss coverage.

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

Currently, in the event of a voluntary or involuntary liquidation or dissolution, holders of series A convertible perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an amount equal to 8.5% per annum of the $1,000, which is deemed to have commenced accrual on December 10, 2001. Also, holders of series C non-cumulative perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an accrued amount equal to the per-share amount of any unpaid dividends for the then-current period, if any. These amounts are payable out of the assets of First California before any distribution to holders of common stock. If the number of preferred shares having a similar liquidation preference increases, the chance that holders of common stock may receive a smaller distribution upon liquidation or dissolution may be higher.

Certain regulations and restrictions will affect our ability to declare or pay dividends and repurchase our shares.

As a result of our participation in the SBLF, our ability to declare or pay dividends on any of our common stock has been limited. Specifically, we are not able to repurchase shares or declare dividend payments on our common, junior preferred or pari passu preferred stock if we are in arrears on the dividends on our series C non-cumulative perpetual preferred stock. Furthermore, First California is permitted to make dividend payments to, or effectuate share repurchases from, other shareholders, provided that after the payment or repurchase, the institution’s Tier 1 capital would be at least 90 percent of the amount existing at the time immediately after the SBLF closing date, excluding any subsequent net charge-offs and partial repayments of the SBLF funding.

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

Any entity (including a “group” composed of natural persons) owning 25% or more of the outstanding First California common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over First California, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the FRB under the BHCA to acquire or retain 5% or more of the outstanding First California common stock and (ii) any person other than a bank holding company may be required to obtain the approval of the FRB under the Change in Bank Control Act to acquire or retain 10% or more of the outstanding First California common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in First California. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Concentrated ownership of our common stock creates risks for our stockholders, including a risk of sudden changes in our share price.

As of January 31, 2012, directors, executive officers and other affiliates of First California owned approximately 22% of First California’s outstanding common stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors, with respect to which stockholders are authorized to use cumulative voting, as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

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

The Bank leases approximately 1,700 square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease term will expire in January 2016.

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

The Bank leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Boulevard, Encino, California. The lease term will expire in May 2012.

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

The Bank leases approximately 3,700 square feet of space for its Escondido Office located at 320 West Mission Avenue, Escondido, California. The lease term will expire in February 2021.

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

The Bank lease approximately 5,120 square feet of space for its San Luis Obispo Office located at 1001 Marsh Street, San Luis Obispo, California. The lease term will expire in August 2016.

The Bank leases approximately 1,220 square feet of space for its temporary Palm Springs Office located at 333 S. Indian Canyon Drive, suite E, Palm Springs, California. The lease term will expire in November 2012.

The Bank leases approximately 8,800 square feet of space for its Electronic Payment Services Division located at 70115 Highway 111, Rancho Mirage, California. The lease term will expire in December 2018.

The Bank believes that its premises will be adequate for present and anticipated needs. The Bank also believes that it has adequate insurance to cover its owned and leased premises.

Item 3.	Legal Proceedings

The information set forth in “Note 22-Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

    Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of First California began trading on the NASDAQ Global Select Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the NASDAQ Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for First California’s common stock from January 1, 2010 to December 31, 2011, as reported by NASDAQ. Because of the limited market for First California’s common stock, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2010
First Quarter	$3.38	$2.54
Second Quarter	3.50	2.61
Third Quarter	2.91	2.36
Fourth Quarter	2.90	2.26

2011
First Quarter	$4.09	$2.80
Second Quarter	4.00	3.40
Third Quarter	3.95	2.77
Fourth Quarter	3.72	2.79

At March 12, 2012, First California had 386 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

Dividends

From its inception and until the completion of the Mergers in March 2007, First California was a “business combination shell company,” conducting no operations or owning or leasing any real estate or other property. Accordingly, First California did not pay any dividends to its sole stockholder, National Mercantile, prior to the Mergers, nor has First California paid any dividends to its common stockholders since the completion of the Mergers. Our common stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The Company cannot declare or pay a dividend on its common stock if we are in arrears on the dividends on our series C non-cumulative perpetual preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2011 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	590,008	$7.86	1,501,910
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	590,008	$7.86	1,501,910

(1)
Includes the First California 2007 Omnibus Equity Incentive Plan (as amended May 26, 2011), FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the year ended December 31, 2011.

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

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and individuals in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products and services through 19 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At December 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.4 billion and shareholders’ equity of $223.1 million. A year ago, at December 31, 2010, we had consolidated total assets of $1.5 billion, total loans of $1.0 billion, total deposits of $1.2 billion and shareholders’ equity of $198.0 million. The increase in loans and deposits was due in part to the FDIC-assisted San Luis Trust Bank transaction and the acquisition of the EPS division during 2011.

On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, located in Woodland Hills, California, from the FDIC. The Bank acquired approximately $109 million of total assets, including $55 million in loans related to the transaction. The Bank assumed approximately $105 million of deposits related to the transaction. We accounted for the FDIC-assisted Western Commercial Bank transaction using the acquisition method of accounting; accordingly, our balance sheet includes the estimates of the fair value of the assets acquired and liabilities assumed. Our results of operations for the twelve months ended December 31, 2010 include the effects of the FDIC-assisted Western Commercial Bank transaction from the date of the transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial mortgage loans are in effect for 5 years from the November 5, 2010 acquisition date and the loss recovery provisions are in effect for 8 years from the acquisition date. The Bank continues to operate the one former WCB branch location as part of the Bank’s 19 branch locations.

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $367 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $13 million of foreclosed property and $5 million of other assets. The Bank also assumed and recognized liabilities with an estimated fair value of approximately $346 million, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $2.6 million of a FDIC shared-loss liability and $0.4 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $36.5 million in connection with this transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from the February 18, 2011 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Our results of operations for the twelve months ended December 31, 2011 include the effects of the FDIC-assisted San Luis Trust bank transaction from the date of the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 19 branch locations.

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, issues prepaid cards and sponsors merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction. Our results of operations for the twelve months ended December 31, 2011 include the effects of the EPS acquisition from the date of the transaction.

For the year ended December 31, 2011, we had net income of $23.4 million compared to net income of $1.4 million for the year ended December 31, 2010. After dividend payments of $2.6 million on our Series B and Series C preferred shares, including a $1.1 million deemed dividend related to the full redemption of our Series B preferred shares in the third quarter of 2011, we had net income per diluted common share of $0.71 for the year ended December 31, 2011. After dividend payments of $1.3 million on our Series B preferred shares, we had net income per diluted common share of $0.01 for the year ended December 31, 2010. The significant increase in net income in 2011 was due largely to the bargain purchase gains on the SLTB and EPS acquisitions.

For the year ended December 31, 2010, we had net income of $1.4 million compared to a net loss of $4.7 million for the year ended December 31, 2009. After dividend payments of $1.3 million on our Series B preferred shares, we had net income per diluted common share of $0.01 for the year ended December 31, 2010. After dividend payments of $1.1 million on our Series B preferred shares, we incurred a loss per diluted common share of $0.50 for the year ended December 31, 2009. The net loss for 2009 was largely due to the $16.6 million provision for loan losses. The provision for loan losses was $8.3 million for 2010.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loans against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $17.7 million at December 31, 2011 and $17.0 million at December 31, 2010.

Non-covered foreclosed property

    We acquire, through foreclosure or through full or partial satisfaction of a non-covered loan, real or personal property. At the time of foreclosure, we obtain an appraisal of the property and record the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the non-covered foreclosed property received; we credit earnings for the fair value amount of the non-covered foreclosed property in excess of the non-covered loan due. Subsequent to foreclosure, we periodically assess our disposition efforts and the estimated fair value less costs to sell of the non-covered foreclosed property. We establish a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to non-covered foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the non-covered foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the non-covered foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $20.3 million at December 31, 2011 and $26.0 million at December 31, 2010.

Covered foreclosed property

    All foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement are referred to as “covered foreclosed property” and reported separately in our consolidated balance sheets. Covered foreclosed property is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs.

    Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $14.6 million at December 31, 2011 and $1.0 million at December 31, 2010.

Deferred income taxes

    We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax liabilities of $7.4 million at December 31, 2011 and net deferred tax assets of $4.6 million at December 31, 2010. There were no valuation allowances at either year-end.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into non-interest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $68.1 million at December 31, 2011 and $16.7 million at December 31, 2010.

FDIC shared-loss liability

    Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million and $1.0 million at December 31, 2011 and December 31, 2010.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At December 31, 2011, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our quarterly effectiveness assessments throughout 2011 indicated that these instruments were effective.

At December 31, 2011, the Bank had $120 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. Derivatives not designated as hedges are marked-to-market each period through earnings. At December 31, 2011, the estimated fair value of these interest rate caps was $291,000 and this amount is recorded within “accrued interest receivable and other assets” on the consolidated balance sheets.

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

At December 31, 2011, we had goodwill of $60.7 million. We recognized goodwill of $50.1 million in connection with the Merger in 2007 and $10.6 million in connection with the FDIC-assisted 1st Centennial Bank transaction in 2009. We consolidated all operations under First California Bank at the time of each transaction; accordingly, we performed our goodwill impairment analysis on a consolidated or single unit basis.

The first step of our analysis compared the fair value of the Company to the carrying amount of the Company, including goodwill. At December 31, 2011, the measurement date, the carrying amount of the Company was $223.1 million. We used various approaches to estimate the fair value of the Company as described below:

Market Approach—Publicly Traded Companies—This approach considers the fair value of the Company based on observed, traded values of similar companies. We identified 15 publicly traded financial institutions to serve as guideline companies based on size, geography and performance metrics. We made an adjustment for a control premium, or the price at which a willing buyer and seller would complete a transaction. We assigned a weighting of 20 percent to this methodology.

Market Approach—Recent Transactions—This approach considers the fair value of the Company based on observed, key pricing multiples arising from similar control transactions using recent transactions. We assigned a weighting of 20 percent to this methodology.

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

Based on this first step of the impairment analysis, we determined that the carrying value of goodwill exceeded its fair value and therefore indicated a potential impairment. If this first step indicates a potential impairment, we next determine or estimate the implied fair value of the goodwill. That is, we estimated the fair value of the Company’s individual assets and liabilities and then compared these to the fair value determined above. The excess of the fair value of the Company over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill as of the measurement date.

The following provides a summary of the valuation methodology we used in determining the fair values of major tangible assets, intangible assets and liabilities. We believe these methodologies are consistent with industry practices:

Securities —valued in the same manner as presented on our balance sheet.

Non-covered and covered loans —We divided loans into three major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) impaired loans. We estimated the fair value of impaired loans and loans that mature or re-price within three months at their carrying value. We used a discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount.

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

Based on the results of this second step of the impairment analysis, we concluded that the implied fair value of goodwill was greater than our carrying value and that no goodwill impairment existed at December 31, 2011.

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

For 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.4 million.

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

Results of Operations—for the two years ended December 31, 2011

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

Our net interest income for 2011 was $59.5 million, up 33 percent from $44.7 million last year. The increase in our net interest income principally reflects the increase in interest-earning assets from the SLTB acquisition combined with a lower cost of interest-bearing liabilities.

Our net interest margin (on a taxable equivalent basis) was 3.92 percent for 2011 compared with 3.46 percent for 2010. The increase in our net interest margin was primarily due to a 39 basis point reduction in the cost of our interest-bearing liabilities. The rate paid on interest-bearing liabilities for 2011 was 1.16 percent compared with 1.55 percent for 2010. The improvement in the yield on interest-earning assets also contributed to the increase in the net interest margin. The yield on interest-earning assets for 2011 increased 20 basis points to 4.79 percent from 4.59 percent for 2010.

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate

Loans (1)	$1,065,350	$65,945	6.19%	$931,271	$53,240	5.72%
Securities	325,850	6,303	1.97%	300,162	5,914	2.00%
Federal funds sold and deposits with banks	127,470	350	0.27%	63,042	196	0.31%

Total earning assets	1,518,670	72,598	4.79%	1,294,475	59,350	4.59%

Non-earning assets	267,839			165,642

Total average assets	$1,786,509			$1,460,117

Interest-bearing checking	$99,900	340	0.34%	$81,016	277	0.34%
Savings and money market	469,468	3,922	0.84%	367,371	3,611	0.98%
Certificates of deposit	401,859	3,750	0.93%	334,914	4,085	1.22%

Total interest-bearing deposits	971,227	8,012	0.82%	783,301	7,973	1.02%

Borrowings	128,947	3,750	2.91%	133,995	4,945	3.69%
Junior subordinated debentures	26,805	1,342	5.01%	26,779	1,736	6.48%

Total borrowed funds	155,752	5,092	3.26%	160,774	6,681	4.14%

Total interest-bearing liabilities	1,126,979	13,104	1.16%	944,075	14,654	1.55%

Noninterest checking	422,933			317,533
Other liabilities	22,807			9,543
Shareholders’ equity	213,790			188,966

Total liabilities and shareholders’ equity	$1,786,509			$1,460,117

Net interest income		$59,494			$44,696

Net interest margin (tax equivalent) (2)			3.92%			3.46%

(1)
Yields and amounts earned on loans include loan fees and discount/premium accretion of $2.9 million and ($0.5) million for the years ended December 31, 2011 and 2010, respectively. The average loan balance includes nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2011 vs. 2010
	Increase		Net
	(Decrease) due to:		Increase
	Volume	Rate	(Decrease)
Interest Income:
Interest on loans (2)	$7,665	$5,040	$12,705
Interest on securities	513	(124)	389
Interest on Federal funds sold and deposits with banks	200	(46)	154

Total interest income	8,378	4,870	13,248

Interest Expense:
Interest on deposits	1,913	(1,874)	39
Interest on borrowings	(186)	(1,009)	(1,195)
Interest on junior subordinated debentures	2	(396)	(394)

Total interest expense	1,729	(3,279)	(1,550)

Net interest income	$6,649	$8,149	$14,798

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $5.3 million for the year ended December 31, 2011 compared with $8.3 million for the year ended December 31, 2010. The decrease in the provision for loan losses in 2011 compared to 2010 reflects a decline in non-covered loan balances. We revised downward in the fourth quarter of 2011 our estimated loss factors for the qualitative considerations used in the determination of the adequacy of our allowance for loan losses. We revised upward in the first three quarters of 2011 and revised downward in the final quarter of 2011, our estimated loss factors for the quantitative considerations used in the determination of the adequacy of our allowance for loan losses. The change in our estimated loss factors for the 2011 period was less than the change for the 2010 period; however, the changes resulted in a higher ratio of the allowance for loan losses to non-covered loans. At December 31, 2011, the ratio of the allowance for loan losses to non-covered loans was 1.90 percent compared with 1.80 percent at December 31, 2010.

Noninterest income

Noninterest income was $44.6 million for 2011 compared with $8.8 million for 2010. The increase is primarily due to gain on acquisitions.

Service charges on deposit accounts were $3.4 million for 2011, up 7 percent from $3.2 million for 2010. The increase reflects the related growth in our deposit balances from $1.2 billion at December 31, 2010 to $1.4 billion at December 31, 2011.

In 2011, we did not sell any loans. During 2010 we sold one loan for a gain of $8,000. We did not receive commissions on brokered commercial and multifamily mortgages in 2011 compared with $47,000 in 2010.

For all of 2011 we sold $39.0 million of securities and net gains from the sales of these securities were $1.0 million. For all of 2010 we sold $236.0 million of securities and net gains from the sales of these securities were $2.0 million.

In 2011, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $1.4 million. In 2010, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $0.7 million. In addition, we recognized an impairment loss of $41,000 on a $1.0 million community development-related equity investment. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be impairment losses in future periods.

In the 2011 fourth quarter we completed the foreclosures on a $1.4 million office building and a $0.9 million multifamily property. We obtained current appraisals and determined the fair values of these properties were $0.4 million higher than the loan balances. Accordingly, we recognized a $0.4 million market gain on foreclosed assets in the 2011 fourth quarter. In the 2010 second quarter we completed the foreclosure on a $21.0 million completed office construction project. This project consisted of 20 completed units ranging from approximately 1,650 square feet to 14,600 square feet in size. We obtained a current appraisal, evaluated the estimated retail sales prices as well as the estimated costs to sell and determined the fair value of this project to be $21.7 million. Accordingly, in the 2010 second quarter, we recognized a market value gain on foreclosed assets of $0.7 million.

On February 18, 2011, the Bank assumed all of the deposits and substantially all of the assets of San Luis Trust Bank, located in San Luis Obispo, California, from the FDIC. We recognized a pre-tax bargain purchase gain of $36.5 million in connection with this transaction. On April 8, 2011, the Bank acquired the Electronic Banking Solutions division of Palm Desert National Bank. We recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction. On November 5, 2010, the Bank assumed all of the deposits and substantially all of the assets of Western Commercial Bank, located in Woodland Hills, California, from the FDIC. We recognized a pre-tax bargain purchase gain of $2.3 million in connection with this transaction.

Other income was $3.7 million for 2011, up 363 percent from $0.8 million in 2010. The significant increase was due to the acquisition of the EPS division in April 2011 that generates fee income from the issuance of prepaid cards and sponsoring merchant acquiring services for all national and regional credit card networks.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2011	2010
	(in thousands)
Service charges on deposit accounts	$3,447	$3,225
Earnings on cash surrender value of life insurance	438	441
Loan sales and commissions	—	55
Net gain on sale of securities	1,022	2,014
Impairment losses on securities	(1,387)	(749)
Market gain on foreclosed assets	429	691
Gain on acquisition	36,922	2,312
Other income	3,738	807

Total noninterest income	$44,609	$8,796

Noninterest expense

Our noninterest expense for 2011 was $58.5 million, up 37 percent from $42.8 million for 2010. The increase in noninterest expense was largely in salaries and benefits expense, professional expense and loss on and expense of foreclosed properties. Salaries and benefits expense reflects the workforce increases from the acquisitions of Western Commercial Bank in November 2010, San Luis Trust Bank in February 2011 and the EPS division in April 2011. Full-time equivalent employees were 304 at December 31, 2011 as compared with 248 at December 31, 2010. Professional expense increased to $5.6 million in 2011 from $2.0 million in 2010. The increase was due to litigation expense related to ongoing legal cases and a high level of legal loan collection expense. Loss on and expense of foreclosed properties increased to $5.2 million in 2011 from $3.0 million in 2010. The increase was mainly due to valuation allowances recorded on our two largest foreclosed properties.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2011	2010
	(in thousands)
Salaries and employee benefits	$26,510	$19,014
Premises and equipment	6,298	6,268
Data processing	3,500	2,564
Legal, audit, and other professional services	5,570	2,033
Printing, stationary, and supplies	366	258
Telephone	800	841
Directors’ fees	460	428
Advertising and marketing	1,637	918
Postage	222	212
Insurance and regulatory assessments	2,199	2,944
Loss on and expense of foreclosed property, net	5,178	2,954
Amortization of intangible assets	2,289	1,666
Other expenses	3,435	2,705

Total noninterest expense	$58,464	$42,805

Our efficiency ratio was 75 percent for both 2011 and 2010. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, loss on and expense of foreclosed property and integration/conversion expenses related to acquisitions, to the sum of net interest income and noninterest income, excluding gains or losses on security sales, other-than-temporary impairment losses and gain on acquisitions.

Income taxes

The income tax provision was $16.9 million for 2011 compared with $0.9 million for 2010. The effective tax rate was 42.0 percent for 2011 compared with 40.0 percent for 2010.

The combined federal and state statutory rate for 2011 and 2010 was 42.05 percent. The effective tax rates for 2011 and 2010 approximated the combined federal and state statutory tax rate because the additions to and exclusions from taxable income were not material.

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

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate

Loans (1)	$931,271	$53,240	5.72%	$920,272	$52,439	5.70%
Securities	300,162	5,914	2.00%	281,960	12,086	4.52%
Federal funds sold and deposits with banks	63,042	196	0.31%	86,415	416	0.48%

Total earning assets	1,294,475	59,350	4.59%	1,288,647	64,941	5.08%

Non-earning assets	165,642			154,231

Total average assets	$1,460,117			$1,442,878

Interest-bearing checking	$81,016	277	0.34%	$78,581	235	0.30%
Savings and money market	367,371	3,611	0.98%	276,097	3,007	1.10%
Certificates of deposit	334,914	4,085	1.22%	445,293	8,889	2.00%

Total interest-bearing deposits	783,301	7,973	1.02%	799,971	12,131	1.52%

Borrowings	133,995	4,945	3.69%	155,252	5,924	3.82%
Junior subordinated debentures	26,779	1,736	6.48%	26,727	1,832	6.85%

Total borrowed funds	160,774	6,681	4.14%	181,979	7,756	4.25%

Total interest-bearing liabilities	944,075	14,654	1.55%	981,950	19,887	2.02%

Noninterest checking	317,533			288,893
Other liabilities	9,543			11,711
Shareholders’ equity	188,966			160,324

Total liabilities and shareholders’ equity	$1,460,117			$1,442,878

Net interest income		$44,696			$45,054

Net interest margin (tax equivalent) (2)			3.46%			3.53%

(1)
Yields and amounts earned on loans include loan fees of ($0.5) million and ($0.1) million for the years ended December 31, 2010 and 2009, respectively.  The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2010 vs 2009
	Increase		Net
	(Decrease) due to:		Increase
	Volume	Rate	(Decrease)
Interest Income:
Interest on loans (2)	$627	$174	$801
Interest on securities	780	(6,952)	(6,172)
Interest on Federal funds sold and deposits with banks	(112)	(108)	(220)

Total interest income	1,295	(6,886)	(5,591)

Interest Expense:
Interest on deposits	(253)	(3,905)	(4,158)
Interest on borrowings	(811)	(168)	(979)
Interest on junior subordinated debentures	4	(100)	(96)

Total interest expense	(1,060)	(4,173)	(5,233)

Net interest income	$2,355	$(2,713)	$(358)

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $8.3 million for the year ended December 31, 2010 compared with $16.6 million for the year ended December 31, 2009. The decrease in the provision for loan losses in 2010 compared to 2009 was the result of lower nonaccrual loans, past due loans and classified loans in 2010 as compared to 2009. We revised upward in the second quarter and fourth quarter of 2010 and in the first quarter of 2009, our estimated loss factors for the qualitative considerations used in the determination of the adequacy of our allowance for loan losses. The change in our estimated loss factors for the 2010 periods was less than the change for the 2009 period; however, the changes resulted in a higher ratio of the allowance for loan losses to non-covered loans. At December 31, 2010, the ratio of the allowance for loan losses to non-covered loans was 1.80 percent compared with 1.76 percent at December 31, 2009.

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

For all of 2010, we sold $236.0 million of securities and net gains from the sale of these securities were $2.0 million. For all of 2009 we sold $244.1 million of securities and net gains from the sales of these securities were $6.5 million.

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

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2010	2009
	(in thousands)
Service charges on deposit accounts	$3,225	$3,516
Earnings on cash surrender value of life insurance	441	437
Loan sales and commissions	55	70
Net gain on sale of securities	2,014	6,469
Impairment losses on securities	(749)	(1,507)
Market gain on foreclosed assets	691	—
Gain on acquisition	2,312	—
Other income	807	1,049

Total noninterest income	$8,796	$10,034

Noninterest expense

Our noninterest expense for 2010 was $42.8 million down 9 percent from $46.9 million for 2009. The decrease in noninterest expense reflects the workforce reductions effected in the 2009 and 2010 third quarters. Noninterest expense for 2010 included integration and conversion expenses related to the FDIC-assisted Western Commercial Bank transaction of approximately $430,000. Noninterest expense for 2009 included integration and conversion expenses related to the FDIC-assisted 1st Centennial Bank transaction of approximately $774,000.

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

Our efficiency ratio was 80 percent for 2010 compared with 91 percent for 2009. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, to the sum of net interest income and noninterest income, excluding gains or losses on security sales. The improvement in our efficiency ratio in 2010 reflects the decline in noninterest expense coupled with the benefit of the $2.3 million gain on the Western Commercial Bank transaction.

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

All categories of loans present credit risk. Major risk factors applicable to all loan categories include changes in international, national and local economic conditions such as interest rates, inflation, unemployment levels, consumer and business confidence and the supply and demand for goods and services, among other factors.

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

We manage credit risk through Board approved policies and procedures. At least annually, the Board reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established. Management's Loan Committee meets regularly to approve certain loans, monitor delinquencies and reports quarterly to the Directors' Credit Review Committee on compliance with policies. The Directors’ Credit Review Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans decreased 1 percent to $936.1 million at December 31, 2011 from $947.7 million at December 31, 2010. The decline in commercial loans and lines of credit in 2011 includes the $3.8 million payoff of four motion picture and video production shared national credit loans. The decline in the remainder of non-covered loans in 2011 was due to payoffs and paydowns outpacing new originations for the period.

The following table presents our portfolio of non-covered loans:

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial mortgage	$393,376	$399,634	$381,334	$302,016	$295,496
Commercial loans and lines of credit	180,421	213,576	235,849	228,958	189,638
Multifamily mortgage	187,333	135,639	138,548	51,607	34,198
Home mortgage	106,350	108,076	51,036	45,202	46,193
Construction and land development	35,082	55,260	86,609	133,054	148,101
Home equity loans and lines of credit	28,645	29,828	40,122	22,568	22,519
Installment & credit card	4,896	5,724	5,748	5,016	10,034

Total non-covered loans	936,103	947,737	939,246	788,421	746,179
Allowance for loan losses	(17,747)	(17,033)	(16,505)	(8,048)	(7,828)

Non-covered loans, net	$918,356	$930,704	$922,741	$780,373	$738,351

Loans held-for-sale	$—	$—	$—	$31,401	$11,454

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

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of non-covered loans at December 31, 2011, and 2010. We had approximately 371 commercial mortgage loans with an average balance of $1,062,000. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial, office, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Non-covered commercial mortgage loans by county	At December 31, 2011	At December 31, 2010
	(in thousands)
Southern California
Los Angeles	$182,282	$199,102
Orange	27,151	29,788
Ventura	122,921	109,684
Riverside	22,041	19,835
San Bernardino	15,538	16,233
San Diego	14,170	15,859
Santa Barbara	225	230

Total Southern California	384,328	390,731

Northern California
Alameda	343	344
Alpine	569	—
Contra Costa	354	383
Fresno	2,404	2,443
Imperial	335	352
Kern	672	920
Madera	521	536
Placer	603	613
Sacramento	333	348
San Mateo	2,363	2,401
Solano	265	272
Tulare	286	291

Total Northern California	9,048	8,903

Total non-coverd commercial mortgage loans	$393,376	$399,634

The following table shows the distribution of our non-covered commercial mortgage loans by property type at December 31, 2011 and 2010.

Non-covered commercial mortgage loans by property type	At December 31, 2011	At December 31, 2010
	(in thousands)
Industrial/warehouse	$113,480	$108,860
Office	87,136	98,277
Retail	64,646	65,917
Hotel	23,746	24,429
Self storage	19,752	19,409
Medical	14,043	10,388
Mixed use	12,343	14,528
Restaurant	7,771	9,419
Assisted living	5,649	5,768
All other	44,810	42,639

Total non-covered commercial mortgage loans	$393,376	$399,634

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year

(in thousands)
	Year of maturity
Origination					2016 and
Year	2012	2013	2014	2015	Thereafter	Total

2005 and earlier	$1,964	$1,707	$12,363	$5,726	$74,350	$96,110

2006	152	6,235	—	110	36,437	42,934

2007	13,002	734	7,488	—	30,946	52,170

2008	13,021	1,905	229	126	45,130	60,411

2009	1,530	—	6,018	102	51,286	58,936

2010	104	379	—	2,918	28,045	31,446

2011	52	—	—	—	51,317	51,369

Total	$29,825	$10,960	$26,098	$8,982	$317,511	$393,376

    We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt-service-coverage ratio of 1.25. The weighted average loan-to-value ratio of our non-covered commercial mortgage portfolio was 58.6 percent and the weighted average debt-service-coverage ratio was 1.70 at December 31, 2011. At December 31, 2010, the weighted-average loan-to-value ratio was 59.4 percent and debt-service-coverage ratio was 1.62 for our non-covered commercial mortgage loan portfolio. We focus on cash flow; consequently, regardless the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

At December 31, 2011, commercial loans were 19 percent of non-covered loans, down from 23 percent at December 31, 2010. We had approximately 843 commercial loans with an average balance of $213,000. Unused commitments on commercial loans were $110.9 million at December 31, 2011 compared with $134.9 million at December 31, 2010. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, information, manufacturing and trade comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At December 31, 2011, five loans under these facilities had outstanding balances of $19.2 million. These loans consist of four motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At December 31, 2011, we also have a commitment of $10.0 million for one other motion picture and video production facility with no outstanding balances. Below is a table of our non-covered loans by business sector.

Non-covered commercial loans by industry/sector	At December 31, 2011	At December 31, 2010
	(in thousands)
Real estate	$47,439	$54,387
Services	47,219	53,549
Information	30,040	44,193
Trade	22,988	22,488
Manufacturing	16,196	18,722
Healthcare	14,712	16,593
Transportation and Warehouse	1,827	3,644

Total non-covered commercial loans	$180,421	$213,576

We generally underwrite commercial loans with maturities not to exceed seven years and we generally require full amortization of the loan within the term of the loan. We generally underwrite working capital lines for a 12 month period and have a 30-day out-of-debt requirement. Accounts receivable and inventory financing revolving lines of credit have an annual maturity date, a maximum advance rate, and an annual field audit for lines of $200,000 or more. Third-party vendors perform field audits for our accounts receivable and inventory financing revolving lines of credit. The maximum advance rate for accounts receivable is 80 percent and the maximum advance rate for eligible inventory is 25 percent.

Non-covered construction and land development loans were 4 percent of non-covered loans at December 31, 2011 down from 6 percent at December 31, 2010. At December 31, 2011, we had 31 projects with an average commitment of $1,958,000. Construction loans represent single-family, multi-family and commercial building projects. The decline in construction and land loans since the end of 2009 reflects principally the successful completion and sale of projects as well as the general reduction in new business activity. At December 31, 2011, 18 percent of these loans or $6.3 million represent single-family residential construction projects and 35 percent, or $12.3 million were commercial projects. The remaining 47 percent or $16.5 million were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. Beginning in the third quarter of 2009, we changed the maximum loan-to-value to 70 percent for both commercial and residential projects from 75 percent for commercial projects and 80 percent for residential projects. The weighted average loan-to-value ratio for our non-covered construction and land portfolio was 69.9 percent at December 31, 2011 and 61.7 percent at December 31, 2010. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economic trends for evidence of deterioration in real estate values. Below is a table of our non-covered construction and land loans by county.

	At December 31, 2011		At December 31, 2010
Non-covered construction/land loans by county	Commitment	Outstanding	Commitment	Outstanding
	(in thousands)
Los Angeles	$29,369	$11,603	$27,168	$21,786
Orange	5,857	2,909	15,019	14,239
Ventura	20,473	15,608	16,194	12,508
Riverside	3,772	3,726	3,983	3,906
Santa Barbara	1,239	1,236	2,840	2,823

Total non-covered construction	$60,710	$35,082	$65,204	$55,260

We are mindful of the economic disruption in our marketplace and supplemented our regular monitoring practices with updated project appraisals, re-evaluation of estimated project marketing time and re-evaluation of the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves) when necessary. We also re-evaluate the project sponsor’s ability, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, we request the project sponsor to make payments to us from their general resources or request the project sponsor to place with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot assure you that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

Multifamily residential mortgage loans were 20 percent of non-covered loans at December 31, 2011, up from 14 percent at December 31, 2010. We had approximately 184 multifamily loans with an average balance of $1,010,000. Apartments mostly located in our six-county market area serve as collateral for our multifamily loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value ratio was 60.3 percent and the weighted average debt-service-coverage ratio was 1.44 for our non-covered multifamily portfolio at December 31, 2011. A year ago, the weighted average loan-to-value ratio was 60.3 percent and the weighted average debt-service-coverage ratio was 1.34 percent. Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multi-family mortgage loans by county	At December 31, 2011	At December 31, 2010
	(in thousands)
Southern California
Los Angeles	$107,580	$92,897
Orange	15,638	15,948
Ventura	6,942	7,495
Riverside	496	502
San Bernardino	3,989	3,979
San Diego	20,965	4,999
Santa Barbara	1,853	1,876

Total	157,463	127,696

Northern California
Alameda	7,247	787
Calaveras	1,337	1,357
Contra Costa	613	—
Fresno	239	245
Kern	2,538	2,609
Merced	650	664
Monterey	373	379
Mono	224	228
San Francisco	4,228	1,329
Santa Clara	12,085	—
Santa Cruz	336	345

Total	29,870	7,943

Total non-covered multifamily mortgage loans	$187,333	$135,639

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year

(in thousands)
	Year of maturity
Origination					2016 and
Year	2012	2013	2014	2015	Thereafter	Total

2005 and earlier	$880	$1,088	$—	$—	$11,702	$13,670

2006	—	—	—	—	1,337	1,337

2007	—	—	—	—	9,574	9,574

2008	—	—	—	—	41,321	41,321

2009	237	—	—	—	40,890	41,127

2010	—	—	—	—	9,711	9,711

2011	—	—	—	—	70,593	70,593

Total	$1,117	$1,088	$—	$—	$185,128	$187,333

The table below illustrates the distribution of our non-covered loan portfolio by loan size at December 31, 2011. We distribute all non-covered loans by loan balance outstanding except construction and land loans, which we distribute by loan commitment. At year-end 2011, 34 percent of our loans were less than $1 million; 79 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	December 31, 2011
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,600,000
Commercial mortgage	10%	14%	32%	14%	19%	11%
Commercial loans and lines of credit	29%	12%	32%	13%	14%	0%
Construction and land development	3%	7%	45%	15%	30%	0%
Multifamily mortgage	11%	23%	45%	8%	7%	6%
Home mortgage	39%	23%	21%	3%	14%	0%
Home equity loans and lines of credit	44%	13%	12%	31%	0%	0%
Installment & credit card	87%	13%	0%	0%	0%	0%

Totals	18%	16%	33%	12%	15%	6%

The following table presents the scheduled maturities of fixed and variable rate loans for our non-covered and covered loan portfolios.

	December 31, 2011
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loans
Commercial mortgage	$16,344	$49,922	$101,369	$167,635
Commercial loans and lines	16,773	31,474	19,097	67,344
Multifamily mortgage	4,601	4,518	43,021	52,140
Home mortgage	5,257	19,109	101,738	126,104
Construction and land	12,791	5,717	11,121	29,629
Home equity loans	291	2,420	6,208	8,919
Installment & credit card	1,530	923	726	3,179

Total fixed rate loan maturities	57,587	114,083	283,280	454,950

Variable rate loans
Commercial mortgage	15,985	11,563	235,997	263,545
Commercial loans and lines	88,120	25,730	10,433	124,283
Multifamily mortgage	236	41,349	109,552	151,137
Home mortgage	1	1,090	15,891	16,982
Construction and land	17,014	8,260	3,054	28,328
Home equity loans	6,776	9,871	13,920	30,567
Installment & credit card	474	680	569	1,723

Total adjustable rate loan maturities	128,606	98,543	389,416	616,565

Total maturities	$186,193	$212,626	$672,696	$1,071,515

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the quarterly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and non-accruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters.

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

Our year-end 2011 evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised downward, in the fourth quarter of 2011, our estimated loss factors for our qualitative considerations. We revised upward in each of the first three quarters of 2011 and then downward in the final quarter of 2011 our estimated loss factors for our quantitative considerations. Our reasons are as follows.

We considered the trend in the level of our loan credit quality indicators, delinquencies, nonaccrual loans and loan charge-offs. Loans rated Special mention, Substandard, Doubtful or Loss decreased to $68.6 million at December 31, 2011 from $75.1 million a December 31, 2010. Total non-covered past due loans and nonaccrual loans decreased to $17.3 million at December 31, 2011 from $29.9 million at December 31, 2010. Non-covered foreclosed property decreased to $20.3 million at December 31, 2011 from $26.0 million at December 31, 2010. Net non-covered loan charge-offs decreased to $4.6 million, or 0.51% of average non-covered loans for the year ended December 31, 2011 compared with $7.8 million, or 0.85% of average non-covered loans for the year ended December 31, 2010.

We considered the marketing time and sales prices for our completed construction loan portfolio. Our non-covered construction and land loan portfolio was 4 percent of non-covered loans at December 31, 2011 compared with 6 percent at December 31, 2010. While this loan portfolio declined principally from successful marketing and sales efforts, the continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

As a result, the allowance for loan losses increased to $17.7 million at December 31, 2011 from $17.0 million at December 31, 2010. The provision for loan losses was $5.3 million for the year ended December 31, 2011, compared with $8.3 million for the year ended December 31, 2010. The ratio of the allowance for loan losses to non-covered loans was 1.90 percent at December 31, 2011 compared with 1.80 percent at December 31, 2010.

We believe that our allowance for loan losses was adequate at December 31, 2011 and 2010. The determination of the allowance for loan losses, however, is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses.

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Beginning balance	$17,033	$16,505	$8,048	$7,828	$4,740
Balance acquired in purchase	—	—	—	—	3,554
Provision for loan losses	5,346	8,337	16,646	1,150	—
Loans charged-off	(5,177)	(8,535)	(8,580)	(1,075)	(567)
Transfer to undisbursed commitment	—	—	—	—	—
Recoveries on loans charged-off	545	726	391	145	101

Ending balance	$17,747	$17,033	$16,505	$8,048	$7,828

Allowance to non-covered loans	1.90%	1.80%	1.76%	1.02%	1.05%
Net loans charged-off to average non-covered loans	0.51%	0.85%	0.89%	0.12%	0.07%

The following table presents the net loan charge-offs (recoveries) by non-covered loan type for the periods indicated.

	Twelve months ended December 31,
(in thousands)	2011	2010	2009
Construction	$176	$382	$853
Home mortgage	475	447	1,210
Commercial loans & lines	3,480	5,256	4,537
Commercial mortgage	366	1,680	1,599
Home equity	39	—	—
Consumer	96	44	(10)

Total	$4,632	$7,809	$8,189

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total non-covered loans:

	For the years ended December 31,
	2011		2010		2009		2008		2007
	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans
	(in thousands)
Commercial mortgage	$6,091	42%	$6,134	42%	$4,850	41%	$2,504	38%	$2,928	40%
Multifamily mortgage	2,886	20%	2,273	14%	3,277	15%	421	7%	174	5%
Commercial loans	6,221	19%	4,934	23%	4,796	25%	2,463	29%	1,991	25%
Construction loans	814	4%	1,698	6%	2,460	9%	2,069	17%	1,836	20%
Home equity loans	390	3%	416	3%	453	4%	186	3%	75	3%
Home mortgage	1,274	11%	1,496	11%	605	5%	362	6%	471	6%
Installment and credit card	71	1%	82	1%	64	1%	43	—%	353	1%

Total	$17,747	100%	$17,033	100%	$16,505	100%	$8,048	100%	$7,828	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

We had 16 non-covered restructured loans for $4.4 million at December 31, 2011; of these, six restructured loans for $0.9 million were current at December 31, 2011, one restructured loan for $0.7 million was included in the accruing loans past due 30 to 89 days category shown below and nine restructured loans for $2.8 million were included in the nonaccrual loan category shown below. We had twelve non-covered restructured loans for $4.2 million at December 31, 2010; of these, three restructured loans for $1.3 million were current at December 31, 2010, one restructured loan for $0.7 million was included in the accruing loans past due 30 to 89 days category shown below and eight restructured loans for $2.3 million were included in the $18.2 million nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans.

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Accruing non-covered loans past due 30 to 89 days	$3,449	$11,630	$14,592	$2,644	$4,746
Accruing non-covered loans past due 90 days or more	$—	$—	$200	$429	$2,848
Nonaccrual loans	$13,860	$18,241	$39,958	$8,475	$5,720
Ratios:
Accruing loans past due 90 days or more to average non-covered loans	—	—	0.02%	0.05%	0.42%
Non-covered nonaccrual loans to non-covered loans	1.48%	1.92%	4.25%	1.07%	0.77%
Interest foregone on non-covered nonaccrual loans	$841	$2,066	$2,134	$543	$339

Accruing non-covered loans past due 30 to 89 days decreased to $3.4 million at December 31, 2011 from $11.6 million at December 31, 2010. This category of non-covered loans historically has had the most fluctuation from period to period.

Our largest nonaccrual loan was a revolving credit facility to purchase and develop a film library with a balance of $8.5 million at December 31, 2011. This amount is after charge-offs of $3.3 million. The charge-off represented the estimated excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at December 31, 2011 a specific loss allowance of $2.6 million for this loan.

Our next largest nonaccrual loan was a $1.2 million commercial business loan. This loan was performing in accordance with modified loan terms at December 31, 2011. We estimated a specific loss allowance of $306,000 for this loan at December 31, 2011.

Our third largest nonaccrual loan was a $1.1 million commercial restaurant loan. This loan was performing in accordance with modified loan terms at December 31, 2011. We estimated a specific loss allowance of $71,000 for this loan at December 31, 2011.

All other nonaccrual loans were individually under $1 million at December 31, 2011.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Twelve months ended December 31,
	2011		2010
	# of Loans	$ Amount	# of Loans	$ Amount
	(dollars in thousands)
Beginning balance	28	$18,241	21	$39,958
New loans added	37	8,385	44	27,650
Repurchase of SBA-guaranteed participation	—	—	—	317
Loans transferred to foreclosed property	(5)	(3,103)	(8)	(24,806)
Loans returned to accrual status	(12)	(2,955)	(9)	(4,380)
Payoffs on existing loans	(9)	(2,144)	(11)	(11,585)
Loans sold	—	—	(1)	(490)
Partial charge-offs on existing loans	—	(221)	—	(6,170)
Charge-offs on existing loans	(10)	(3,234)	(8)	(859)
Payments on existing loans	—	(1,109)	—	(1,394)

Ending balance	29	$13,860	28	$18,241

Non-covered foreclosed property at December 31, 2011 consists of a $14.0 million completed office complex project consisting of 16 buildings in Ventura County, a $2.8 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.8 million industrial building in Costa Mesa, California. The remainder consists of one multifamily property, repossessed equipment and two single-family residences.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	8	$26,011	1	$4,893
New properties added	4	3,356	10	25,660
Valuation allowances	—	(5,784)	—	(2,305)
Sales of properties	(5)	(3,234)	(3)	(2,237)

Ending balance	7	$20,349	8	$26,011

The allowance for losses on undisbursed commitments was $101,000 at both December 31, 2011, and December 31, 2010. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. We determine loan impairment through periodic evaluation on an individual loan basis. The average investment in impaired loans was $17.6 million for the year ended December 31, 2011 and $26.0 million for the year ended December 31, 2010. Impaired loans were $13.9 million at December 31, 2011 and $17.2 million at December 31, 2010. Allowances for losses for individually impaired loans are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $13.9 million of impaired loans at December 31, 2011, $11.1 million had specific allowances of $3.1 million. Of the $17.2 million of impaired loans at December 31, 2010, $12.5 million had specific allowances of $2.0 million.

Covered loans and FDIC shared-loss asset

We acquired loans in the WCB and SLTB acquisitions for which we entered into shared-loss agreements with the FDIC, or covered loans. We will share in the losses, which begin with the first dollar of loss incurred, on the loan pools covered under the shared-loss agreements. We refer to all other loans in our loan portfolio not acquired from WCB or SLTB and not covered by the shared-loss agreements as non-covered loans.

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse us for 80 percent of eligible losses with respect to covered assets (loans and foreclosed property). We have a corresponding obligation to reimburse the FDIC for 80 percent of eligible recoveries with respect to covered assets. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for five years and ten years, respectively, from the acquisition dates and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition dates.

The covered loan portfolio increased to $135.4 million at December 31, 2011 from $53.9 million at December 31, 2010 because of the FDIC-assisted SLTB acquisition in February 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At December 31, 2011	At December 31, 2010
Commercial mortgage	$37,804	$26,046
Home mortgage	36,736	2,046
Construction and land loans	22,875	6,143
Multifamily	15,944	2,688
Commercial loans and lines of credit	11,206	16,820
Home equity loans and lines of credit	10,841	135
Installment and credit card	6	—

Total covered loans	$135,412	$53,878

 The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. The FDIC shared-loss asset was $68.1 million at December 31, 2011 and $16.7 million at December 31, 2010. The increase was due to the initial FDIC shared-loss asset recorded in conjunction with the FDIC-assisted SLTB acquisition on February 18, 2011.

The acquired covered loans are and will continue to be subject to the Bank’s internal and external credit review and monitoring practices. The covered loans have the same credit quality indicators, such as risk grade and classification, as the non-covered loans, to enable the monitoring of the borrower’s credit and the likelihood of repayment. If credit deteriorates beyond the respective acquisition date fair value amount of covered loans, we will establish an allowance for credit losses through a charge to earnings.

    We recorded at fair value the FDIC shared-loss asset, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the twelve months ended December 31, 2011.

	Twelve months ended December 31, 2011
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	740	2,189	2,929
Cash payments received from FDIC	(8,379)	(13,672)	(22,051)
Net accretion	73	114	187

Balance, end of period	$9,159	$58,924	$68,083

 Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million and $1.0 million at December 31, 2011 and December 31, 2010.

Covered foreclosed property

Covered foreclosed property at December 31, 2011 was $14.6 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $19.5 million of properties and acquired or added $33.6 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	2	$977	—	$—
New properties acquired	22	11,052	2	977
New properties added	57	22,587	—	—
Valuation allowances	—	(455)	—	—
Sales of properties	(32)	(19,545)	—	—
Ending balance	49	$14,616	2	$977

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

We enjoy a large base of core deposits (representing checking, savings and small balance non-brokered certificates of deposit). At December 31, 2011, core deposits were $1.2 billion. At December 31, 2010, core deposits were $892.7 million. The increase is a result of the core deposits acquired in connection with the EPS division acquisition as well as deposit growth throughout our branch network. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at December 31, 2011 declined to $392.9 million from $395.1 million at December 31, 2010. The increase in core deposits allowed us to reduce these funds.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2011 and 2010. We also have a $14.3 million secured borrowing facility with the Federal Reserve Bank of San Francisco, which had no balance outstanding at December 31, 2011 and 2010. In addition, we had approximately $271.9 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at December 31, 2011.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue equity and debt instruments. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and dividends on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by California state banks. A California state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At January 1, 2012, there were $27.2 million of dividends available for payment under the method described. During the years ended December 31, 2011 and 2010, we received no dividends from the Bank. The Company had $3.2 million in cash on deposit with the Bank at December 31, 2011.

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

At December 31, 2011, we had non-interest earning cash balances at the Reserve Bank of $34.2 million compared with $19.9 million at December 31, 2010. Interest-bearing deposits with the Reserve Bank and other financial institutions decreased to $21.2 million at December 31, 2011 from $62.5 million at December 31, 2010. The $41.3 million decrease reflects the increase in securities. We believe that these sources of liquidity will be sufficient for the Company to meet its liquidity needs over the next twelve months. A number of factors may affect funds generated from these liquidity sources. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the factors that can negatively affect the amount of funds we could receive.

As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities was $6.0 million during the twelve months ended December 31, 2011. The difference between cash used by operating activities and net income largely consisted of non-cash items including a $36.9 million gain on acquisitions.

Net cash of $185.9 million provided by investing activities consisted principally of $122.1 million of cash acquired in the SLTB and EPS division acquisitions and $53.8 million of proceeds from net covered and non-covered loan paydowns.

Net cash of $165.2 million used in financing activities reflects primarily the run-off and maturities of SLTB wholesale deposits and  borrowings.

Securities

We classify securities as ‘available-for-sale’ for accounting purposes and, as such, report them at their fair, or market, values in our balance sheets. We use quoted market prices for fair values. We report as ‘other comprehensive income or loss’, net of tax, changes in the fair value of our securities (that is, unrealized holding gains or losses) and carry these cumulative changes as accumulated comprehensive income or loss within shareholders’ equity until realized.

The following table presents securities, at amortized cost, by expected maturity distribution and weighted average yield (tax equivalent).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2011
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. Treasury notes/bills	$45,151	$—	$—	$—	$45,151
U.S. government agency notes	21,209	38,003	—	—	59,212
U.S. government agency mortgage-backed securities	—	78,692	29,603	23,846	132,141
U.S. government agency collateralized mortgage obligations	—	121,392	43,155	3,611	168,158
Private label collateralized mortgage obligations	—	3,216	12,637	—	15,853
Municipal securities	80	—	16,647	11,845	28,572
Other domestic debt securities	—	2,500	—	4,651	7,151

Total	$66,440	$243,803	$102,042	$43,953	$456,238

	At December 31, 2011
	One year or les	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Weighted average yield
U.S. Treasury notes/bills	0.16%	—	—	—	0.16%
U.S. government agency notes	0.33%	1.06%	—	—	0.80%
U.S. government agency mortgage-backed securities	—	2.54%	2.59%	3.70%	2.76%
U.S. government agency collateralized mortgage obligations	—	2.41%	2.38%	2.74%	2.41%
Private label collateralized mortgage obligations	—	6.50%	5.54%	—	5.73%
Municipal securities	7.42%	—	4.01%	4.50%	4.22%
Other domestic debt securities	—	1.20%	—	1.48%	1.38%

Total	0.22%	2.28%	3.10%	3.60%	2.29%

Securities, at amortized cost, increased by $177.2 million, or 64 percent, from $279.0 million at December 31, 2010 to $456.2 million at December 31, 2011 primarily from the deployment of excess liquidity.

Net unrealized holding losses were $2.5 million at December 31, 2011 and $6.5 million at December 31, 2010. As a percentage of securities, at amortized cost, net unrealized holding losses were 0.55 percent and 2.35 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

We determined that, as of December 31, 2011, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was from movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $2.1 million at December 31, 2011. The gross unrealized loss was mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2011. Eighteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2011. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of gross unrealized losses at December 31, 2011, relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2011, the current par value of these securities was $18.1 million and the amortized cost basis, net of other-than-temporary impairment charges, was $15.9 million. At year-end 2011, the fair value of these securities was $13.0 million, representing 3 percent of our securities portfolio. Gross unrealized losses for these private-label CMO’s were $2.8 million, or 18 percent of the amortized cost basis of these securities at December 31, 2011.

The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Our three private-label CMO’s had credit agency ratings of less than investment grade at December 31, 2011. We performed a discounted cash flow analysis for the these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment at year-end. Based upon this analysis, we determined that the three private-label CMO’s were other-than-temporarily impaired as of December 31, 2011 (that is, securities for which we determined that it was more likely than not that the entire amortized cost basis would not be recovered), and we recognized a credit loss of $321,000 in the fourth quarter of 2011. We had previously recognized a $1,066,000 credit loss on these three securities in the first quarter of 2011. For the year ended December 31, 2011, impairment losses charged to earnings were $1,387,000. For the year ended December 31, 2010, impairment losses charged to earnings were $749,000. This included a $41,000 impairment recognized on a $1.0 million community development-related equity investment. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of our private-label CMOs may decline further and we may experience further impairment losses. We cannot predict whether we will be required to record additional impairment charges on our securities in the future.

Deposits

The following tables present the balance of each deposit category at the periods indicated:

	At December 31, 2011	At December 31, 2010	At December 31, 2009
	Balance	Balance	Balance

Core deposits
Noninterest bearing checking	$482,156	$331,648	$317,610
Interest checking	107,077	88,638	82,806
Savings and money market accounts	486,000	388,289	339,750
Retail time deposits less than $100,000	74,861	84,133	90,279

Total core deposits	1,150,094	892,708	830,445

Noncore deposits
Retail time deposits of $100,000 or more	169,523	144,974	151,753
Wholesale time deposits	5,652	18,606	32,517
State of California time deposits	100,000	100,000	110,000
Total noncore deposits	275,175	263,580	294,270

Total core and noncore deposits	$1,425,269	$1,156,288	$1,124,715

Large balance certificates of deposits (that is, balances of $100,000 or more) were $275.2 million at December 31, 2011. Large balance certificates of deposits were $263.6 million at December 31, 2010. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $67.9 billion of investments of which approximately $4.1 billion represented time deposits placed at various financial institutions. At December 31, 2011and 2010, State of California time deposits placed with us, with original maturities of three to six months, were $100.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives. Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At December 31, 2011 and 2010, we had no brokered deposits. At December 31, 2009, we had brokered deposits of $25.7 million, all of which had maturities within the following 12 months.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $5.7 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at December 31, 2011.  We had $7.0 million and $6.8 million of these reciprocal deposits at the end of 2010 and 2009, respectively.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$132,043	48%	$131,710	50%	$156,720	58%
Over three months through six months	26,871	10%	23,815	9%	31,165	12%
Over six months through one year	41,644	15%	44,002	17%	40,136	15%
Over one year	74,617	27%	63,890	24%	40,516	15%

Total	$275,175	100%	$263,417	100%	$268,537	100%

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At December 31, 2011, we had $117.7 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $87.7 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$87,719	3.01%	$86,500	3.11%
Maximum amount outstanding at any month-end during the period	$138,750	2.69%	$118,000	2.53%
Average amount outstanding during the period	$98,290	2.66%	$88,995	3.69%

The following table presents the maturities of FHLB advances at December 31, 2011.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Term advances	$25,551	2012	3.56%
Term advances	7,168	2013	2.88%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	7,500	2017	4.07%

	$87,719

The following table presents the maturities of securities sold under agreements to repurchase at December 31, 2011.

Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
$20,000	February 2013	3.60%
10,000	December 2014	3.72%
$30,000

Junior Subordinated Debentures

At December 31, 2011, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. The $10.3 million debentures due December 2035 have a variable rate of interest that resets quarterly – at March, June, September, December for each year - equal to the 3-month LIBOR rate plus 1.55%. At December 31, 2011, this rate was 2.10%. These debentures are redeemable at par and at the Company’s option at any time. The $16.5 million debentures due March 2037 have a fixed rate of interest of 6.80% until March 2012 after which they have a variable rate of interest that resets quarterly equal to the 3-month LIBOR rate plus 1.60%. These debentures are redeemable, at par, and at the Company’s option at any time on or after March 15, 2012. The weighted average interest rate paid on the debentures for 2011 was 5.00 percent and 2010 was 6.48 percent. Our interest payments for 2011 were $1.3 million and for 2010 were $1.7 million.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of December 31, 2011, we reserved 329,431 of common shares for the conversion of the preferred stock series A.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. The common stock warrant entitled the Treasury to purchase 599,042 shares of our common stock at an exercise price of $6.26 for a term of ten years. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program. On August 24, 2011, we purchased the 10-year warrant from the Treasury for $599,042. In connection with the redemption of the preferred stock series B shares, the Company accelerated the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend reduced the amount of net income available to common shareholders in 2011.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$194,694	17.32%	$89,924	≥ 8.00%
(to risk weighted assets)
Tier I capital	$180,597	16.07%	$44,962	≥ 4.00%
(to risk weighted assets)
Tier I capital	$180,597	10.33%	$69,906	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	≥ 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	≥ 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since December 31, 2011 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
(to risk weighted assets)
Tier I capital	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
(to risk weighted assets)
Tier I capital	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	≥ 8.00%	$102,613	≥ 10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	≥ 4.00%	$61,568	≥ 6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	≥ 4.00%	$72,668	≥ 5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $159.5 million at December 31, 2011 compared with $199.9 million at December 31, 2010. Commercial and stand-by letters of credit were $1.5 million and $1.6 million at December 31, 2011 and December 31, 2010, respectively. The known contractual obligations of the Company at December 31, 2011 are as follows:

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(in thousands)
FHLB term advances	$25,551	$39,668	$15,000	$7,500	$87,719
Securities sold under agreements to repurchase	—	30,000	—	—	30,000
Salary continuation benefits	—	—	—	752	752
Deferred compensation benefits	106	—	—	—	106
Severance benefits	177	—	—	—	177
Junior subordinated debentures	—	—	—	26,805	26,805
Operating lease obligations	2,758	4,766	3,047	4,157	14,728

Total	$28,592	$74,434	$18,047	$39,214	$160,287

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.16% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.19% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would decrease approximately 0.35% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	2 Years	3 Years
-100 bps	-0.16%	-1.14%	-3.39%
+100 bps	-0.19%	-0.63%	0.51%
+200 bps	-0.35%	-1.72%	1.53%
+400 bps	-0.35%	0.15%	5.33%

    All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2011. At December 31, 2011, approximately 49 percent of our loans had a fixed rate of interest and approximately 51 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 34 percent use an interest rate that floats with a specified index rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 24 percent of our variable interest rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified interest rate. Finally, approximately 42 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 3 or 5 years, then adjusts periodically with a specified index rate.

    In addition, approximately 82 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 48 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 66 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

Report of Independent Registered Public Accounting Firm

(c) Report of Independent Registered Public Accounting Firm:

To the Board of Directors and Shareholders
First California Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, First California Financial Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ MOSS ADAMS LLP
Portland, OR
March 15, 2012

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Cash and due from banks	$40,202	$25,487
Interest bearing deposits with other banks	21,230	62,516
Securities available-for-sale, at fair value	453,735	272,439
Non-covered loans, net	918,356	930,704
Covered loans	135,412	53,878
Premises and equipment, net	18,480	19,710
Goodwill	60,720	60,720
Other intangibles, net	13,887	9,915
FDIC shared-loss receivable	68,083	16,725
Non-covered foreclosed property	20,349	26,011
Covered foreclosed property	14,616	977
Deferred tax assets, net	—	4,563
Cash surrender value of life insurance	12,670	12,232
Accrued interest receivable and other assets	34,924	25,457
Total assets	$1,812,664	$1,521,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest checking	$482,156	$331,648
Interest checking	107,077	88,638
Savings and money market	486,000	388,289
Certificates of deposit, under $100,000	74,861	84,296
Certificates of deposit, $100,000 and over	275,175	263,417
Total deposits	1,425,269	1,156,288
Securities sold under agreements to repurchase	30,000	45,000
Federal Home Loan Bank advances	87,719	86,500
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	7,370	—
FDIC shared-loss liability	3,757	988
Accrued interest payable and other liabilities	8,637	7,712
Total liabilities	1,589,557	1,323,293

Commitments and Contingencies (Note 22)
Perpetual preferred stock – authorized 2,500,000 shares
Series A—$0.01 par value, 1,000 shares issued and outstanding as of December 31, 2011 and 2010	1,000	1,000
Series B—$0.01 par value, no shares issued and outstanding as of December 31, 2011 and 25,000 shares at December 31, 2010	—	23,627
Series C—$0.01 par value, 25,000 shares issued and outstanding as of December 31, 2011 and no shares at December 31, 2010	25,000	—
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,220,079 shares issued at December 31, 2011 and 28,517,161 at December 31, 2010; 29,220,079 and 28,170,760 shares outstanding as of December 31, 2011 and 2010	292	282
Additional paid-in capital	173,062	175,102
Treasury stock, no shares at cost at December 31, 2011 and 346,401 at December 31, 2010	—	(3,061)
Retained earnings	25,427	4,827
Accumulated other comprehensive loss	(1,674)	(3,736)
Total shareholders’ equity	223,107	198,041
Total liabilities and shareholders’ equity	$1,812,664	$1,521,334

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2011	2010	2009
	(in thousands, except per share data)
Interest income:
Interest and fees on loans	$65,945	$53,240	$52,439
Interest on securities	6,303	5,914	12,086
Interest on federal funds sold and interest bearing deposits	350	196	416
Total interest income	72,598	59,350	64,941
Interest expense:
Interest on deposits	8,012	7,973	12,131
Interest on borrowings	3,750	4,945	5,924
Interest on junior subordinated debt	1,342	1,736	1,832
Total interest expense	13,104	14,654	19,887
Net interest income before provision for loan losses	59,494	44,696	45,054
Provision for loan losses	5,346	8,337	16,646
Net interest income after provision for loan losses	54,148	36,359	28,408
Noninterest income:
Service charges on deposit accounts	3,447	3,225	3,516
Earnings on cash surrender value of life insurance	438	441	437
Net gain on sale of securities	1,022	2,014	6,469
Impairment losses on securities	(1,387)	(749)	(1,507)
Market gain on foreclosed assets	429	691	—
Gain on acquisitions	36,922	2,312	—
Other income	3,738	862	1,119
Total noninterest income	44,609	8,796	10,034
Noninterest expense:
Salaries and employee benefits	26,510	19,014	20,867
Premises and equipment	6,298	6,268	6,538
Data processing	3,500	2,564	2,403
Legal, audit, and other professional services	5,570	2,033	2,719
Printing, stationary, and supplies	366	258	757
Telephone	800	841	986
Director’s fees	460	428	521
Advertising and marketing	1,637	918	1,380
Postage	222	212	245
Insurance and regulatory assessments	2,199	2,944	3,376
Loss on and expense of foreclosed property, net	5,178	2,954	1,563
Market value loss on loans held-for-sale	—	—	709
Amortization of intangible assets	2,289	1,666	1,626
Other expenses	3,435	2,705	3,166
Total noninterest expense	58,464	42,805	46,856
Income (loss) before provision for income taxes	40,293	2,350	(8,414)
Provision (benefit) for income taxes	16,910	940	(3,753)
Net income (loss)	$23,383	$1,410	$(4,661)
Net income (loss) available to common shareholders	$20,828	$160	$(5,793)
Earnings (loss) per common share:
Basic	$0.73	$0.01	$(0.50)
Diluted	$0.71	$0.01	$(0.50)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 31,
	2011	2010	2009
	(in thousands)
Comprehensive income (loss)
Unrealized gain on securities available-for-sale	$3,674	$4,671	$8,998

Unrealized gain/(loss) on interest rate caps	(522)	81	12

Reclassification adjustment for impairments realized in net income	1,387	749	1,507

Reclassification adjustments for gains included in net income	(1,022)	(2,014)	(6,469)

Other comprehensive income, before taxes	3,517	3,487	4,048
Income tax expense related to items of other comprehensive income	(1,455)	(1,278)	(973)

Other comprehensive income, net of tax	2,062	2,209	3,075

Net income (loss)	23,383	1,410	(4,661)
Total comprehensive income (loss)	$25,445	$3,619	$(1,586)

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

													Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock,		Additional				Other
	Series A		Series B		Series C		$.01 par value		Paid in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2008	1,000	$1,000	25,000	$22,713	—	$—	11,462,964	$118	$135,603	344,660	$(3,050)	$11,559	$(9,020)	$158,923
Stock options exercised	—	—	—	—	—	—	3,125	—	14	—	—	—	—	14
Issuance of restricted stock	—	—	—	—	—	—	169,075	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(10,530)	—	—	—	—	—	—	—
Dividends on preferred stock Series B	—	—	—	—	—	—		—	—	—	—	(1,132)	—	(1,132)
Amortization of preferred stock Series B discount	—	—	—	457	—	—		—	—	—	—	(457)	—	—
Stock-based compensation cost	—	—	—	—	—	—		—	1,018	—	—	—	—	1,018
Forfeiture of restricted stock in lieu of taxes	—	—	—	—	—	—	(1,741)	—	—	1,741	(11)	—	—	(11)
Comprehensive income:
Other comprehensive income, net of tax	—	—	—	—	—	—		—	—	—	—	—	3,075	3,075
Net(loss)	—	—	—	—	—	—		—	—	—	—	(4,661)		(4,661)
Balance at December 31, 2009	1,000	$1,000	25,000	$23,170	—	$—	11,622,893	$118	$136,635	346,401	$(3,061)	$5,309	$(5,945)	$157,226
Issuance of common stock	—	—	—	—	—	—	16,560,000	166	37,925	—	—	—	—	38,091
Forfeiture of restricted stock	—	—	—	—	—	—	(12,133)	(2)	—	—	—	2	—	—
Dividends on preferred stock Series B	—	—	—	—	—	—	—	—	—	—	—	(1,250)	—	(1,250)
Amortization of preferred stock Series B discount	—	—	—	457	—	—	—	—	—	—	—	(457)	—	—
Stock-based compensation cost	—	—	—	—	—	—	—	—	542	—	—	—	—	542
Adjustment for derivatives	—	—	—	—	—	—	—	—	—	—	—	(187)	187	—
Comprehensive income:														—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	2,022	2,022
Net income	—	—	—	—	—	—	—	—	—	—	—	1,410	—	1,410
Balance at December 31, 2010	1,000	$1,000	25,000	$23,627	—	$—	28,170,760	$282	$175,102	346,401	$(3,061)	$4,827	$(3,736)	$198,041
Issuance of restricted stock	—	—	—	—	—	—	1,100,564	10	(3,071)	(346,401)	3,061	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(51,245)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	25,000	25,000	—	—	—	—	—	—	—	25,000
Redemption of preferred stock	—	—	(25,000)	(25,000)	—	—	—	—	—	—	—	—	—	(25,000)
Repurchase of warrant	—	—	—	—	—	—	—	—	(599)	—	—	—	—	(599)
Dividends on preferred stock Series B	—	—	—	—	—	—	—	—	—	—	—	(831)	—	(831)
Dividends on preferred stock Series C	—	—	—	—	—	—	—	—	—	—	—	(579)	—	(579)
Amortization of preferred stock Series B discount	—	—	—	1,373	—	—	—	—	—	—	—	(1,373)	—	—
Stock-based compensation cost	—	—	—	—	—	—	—	—	1,630	—	—	—	—	1,630
Comprehensive income:
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	2,062	2,062
Net income	—	—	—	—	—	—	—	—	—	—	—	23,383	—	23,383
Balance at December 31, 2011	1,000	$1,000	—	$—	25,000	$25,000	29,220,079	$292	$173,062	—	$—	$25,427	$(1,674)	$223,107

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$23,383	$1,410	$(4,661)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	5,346	8,337	16,646
Stock-based compensation costs	1,630	542	1,018
Gain on sales of securities	(1,022)	(2,014)	(6,469)
Gain on acquisitions	(36,922)	(2,312)	—
Loss on sale and valuation adjustments of foreclosed property	3,634	1,380	1,205
Market value loss on loans held-for-sale	—	—	709
Impairment loss on securities	1,387	749	1,507
Amortization of net premiums on securities available-for-sale	3,878	3,711	1,313
Depreciation and amortization of premises and equipment	2,045	1,927	1,822
Amortization of intangible assets	2,289	1,666	1,626
Change in FDIC shared-loss asset	(3,116)	—	—
(Gain) loss on disposal of premises and equipment	(133)	49	78
Proceeds from sale of, and payments received from, loans held-for-sale	—	—	181
Increase in cash surrender value of life insurance	(438)	(441)	(437)
Decrease in deferred tax assets, net of effects from acquisitions	4,563	975	(5,171)
(Increase) decrease in accrued interest receivable and other assets, net of effects from acquisitions	(2,015)	1,367	(3,746)
(Decrease) increase in accrued interest payable and other liabilities, net of effects from acquisitions	(7,449)	59	(599)
Net cash (used in) provided by operating activities	(2,940)	17,405	5,022
Purchases of securities available-for-sale, net of effects from acquisitions	(330,796)	(308,107)	(363,486)
Proceeds from repayments and maturities of securities available-for-sale	150,661	149,941	63,590
Proceeds from sales of securities available-for-sale	38,958	237,965	250,613
Proceeds from redemption of Federal Home Loan Bank and other stock	1,989	954	—
Purchases of Federal Home Loan Bank and other stock	(5)	(49)	(119)
Net change in interest bearing deposits with other banks, net of effects from acquisitions	103,376	(19,398)	128,768
Loan originations and principal collections, net of effects from acquisitions	50,756	(40,915)	(34,226)
Purchases of premises and equipment, net of effects from acquisitions	(2,145)	(1,424)	(1,097)
Proceeds from sale of premises and equipment	1,269	—	—
Proceeds from FDIC shared-loss asset	22,051	—	—
Proceeds from sale of non-covered foreclosed property	3,019	2,237	1,041
Proceeds from sale of covered foreclosed property	21,607	763	—
Net cash acquired (paid) in acquisitions	122,119	8,194	(48,790)
Net cash provided by (used in) investing activities	182,859	30,161	(3,706)
Net increase (decrease) in noninterest-bearing deposits, net of effects from acquisitions	49,257	(9,389)	34,352
Net decrease in interest-bearing deposits, net of effects from acquisitions	(137,443)	(64,340)	1,954
Net decrease in FHLB advances and other borrowings, net of effects from acquisitions	(75,322)	(11,948)	(23,448)
Dividends paid on preferred stock	(1,097)	(1,250)	(1,132)
Proceeds from exercise of stock options	—	—	14
Purchases of treasury stock	—	—	(11)
Redemption of preferred stock series B	(25,000)	—	—
Issuance of preferred stock series C	25,000	—	—
Repurchase of warrant	(599)	—	—
Issuance of common stock	—	38,091	—
Net cash (used in) provided by financing activities	(165,204)	(48,836)	11,729
Change in cash and due from banks	14,715	(1,270)	13,045
Cash and due from banks, beginning of period	25,487	26,757	13,712
Cash and due from banks, end of period	$40,202	$25,487	$26,757

Supplemental cash flow information:
Cash paid for interest	$13,236	$14,434	$19,728
Cash paid for income taxes	$8,200	$1,000	$950
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$2,343	$2,162	$3,068
Net change in fair value of cash flow hedges, net of tax	$(278)	$47	$7
Non-covered loans transferred to foreclosed property	$3,356	$25,660	$6,891
Covered loans transferred to foreclosed property	$22,587	$—	$—
Dividend declared	$312	$—	$—
Acquisitions:
Assets acquired	$458,642	$108,628	$320,002
Liabilities acquired	$437,220	$107,241	$271,212

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

On January 23, 2009, the Bank assumed the insured, non-brokered deposits of 1st Centennial Bank, totaling approximately $270 million, from the FDIC. Under the terms of the purchase and assumption agreement between the Bank and the FDIC, the Bank also purchased certain assets from the FDIC at the close of the transaction. The Bank paid cash consideration of $48.8 million to the FDIC for the assets acquired and liabilities assumed. The Bank continues to operate the former 1st Centennial Bank’s six branch locations as part of the Bank’s branch network.

On November 5, 2010, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of Western Commercial Bank, or WCB, located in Woodland Hills, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $16.7 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $2.3 million in connection with this transaction. The transaction increased the number of the Bank’s full-service branch locations to 18 and the Bank fully integrated the former WCB branch into its full-service branch network prior to December 31, 2010.

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $367 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $13 million of foreclosed property and $5 million of other assets. Liabilities with an estimated fair value of approximately $346 million were also assumed and recognized, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $3 million of a FDIC shared-loss liability and $0.4 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $36.5 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 19 and the Bank fully integrated the former SLTB branch into its full-service branch network in June 2011.

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, issues prepaid cards and sponsors merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside, San Luis Obispo and San Bernardino counties through 19 full-service branch locations.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, the Bank, Wendy Road Office Development, LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the year ended December 31, 2011 include the effects of the FDIC-assisted San Luis Trust Bank and the Electronic Payment Services division transactions from the date of the acquisition. All material intercompany transactions have been eliminated in consolidation. In preparing these financial statements, the Company has evaluated events and transactions subsequent to December 31, 2011 for potential recognition or disclosure.

Reclassifications—Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to current year presentation. These reclassifications have no impact on previously reported earnings (loss) or retained earnings.

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

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2011 and 2010, the Company had met all reserve requirements. At December 31, 2011, the Company had an insignificant amount of cash deposits at other financial institutions in excess of FDIC insured limits.

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

Non-covered loans, net of allowance for loan losses and net deferred loan fees/costs—Non-covered loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred loan fees/costs. Interest on non-covered loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees net of certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related non-covered loan.

The Company does not accrue interest on non-covered loans for which payment in full of principal and interest is doubtful, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual non-covered loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When it is doubtful the full principal and interest due on a non-covered loan will be collected, interest accrual is discontinued. Interest income is subsequently recognized only to the extent cash payments are received or when the non-covered loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous non-covered loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential non-covered loans for evaluation of impairment.

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

Non-covered loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured non-covered loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured non-covered loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for non-covered loan and lease losses.

Covered loans—Loans acquired in a FDIC-assisted acquisition that are subject to a shared-loss agreement are referred to as “covered loans” and reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. Acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows are estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions into different pools based on common risk characteristics such as accrual status, underlying collateral, type of interest rate (fixed or variable), types of amortization and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized prospectively in the effective yield used to recognize the accretable yield on the remaining pool.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30, compliant loan accounting system which calculates the carrying value of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows.

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at acquisition date in excess of fair value are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for covered loan losses.

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

Goodwill and other intangible assets—The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of tradename, core deposit intangibles and contracts and customer relationship intangible. Tradename, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. The contract and customer relationship intangible, which represents the fair value of the customer relationships and contracts, is amortized using the straight-line method over a period of ten years. Core deposit, contracts and customer relationship and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

FDIC shared-loss asset— In conjunction with the FDIC-assisted Western Commercial Bank and San Luis Trust Bank transactions, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered foreclosed property. The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into non-interest income over the life of the FDIC shared-loss asset. The FDIC shared-loss asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Generally, any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to other non-interest income.

Non-covered foreclosed property— The Company acquires, through foreclosure or through full or partial satisfaction of a non-covered loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the non-covered foreclosed property received; we credit earnings for the fair value amount of the non-covered foreclosed property in excess of the non-covered loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value less costs to sell of the non-covered foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to non-covered foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the non-covered foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the non-covered foreclosed property meeting certain criteria.

    Covered foreclosed property— All foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement are referred to as “covered foreclosed property” and reported separately in our consolidated balance sheets. Covered foreclosed property is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs.

    Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

Securities sold under repurchase agreements—The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company has provided collateral related to these agreements and may have to provide additional collateral to the counterparty, as necessary, if the fair value of the collateral fluctuates below required levels.

Federal Home Loan Bank stock and other non-marketable securities—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank of San Francisco, or the FHLB, stock and is carried at cost because it can only be redeemed at par value. The Company’s investment in FHLB stock was $10.0 million and $7.9 million at December 31, 2011 and 2010, respectively, and is included in accrued interest receivable and other assets in the consolidated balance sheets. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank-related purposes. These stock investments were $1.5 million and $1.6 million at December 31, 2011 and December 31, 2010, respectively, and are carried at cost which reasonably approximates its fair value. The Company reviews its investments accounted for under the cost method at least quarterly for possible impairment. This review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, and trends in the investment’s business and cash flows. The Company would reduce the investment value when the declines in value are considered to be permanent. The Company would recognize the estimated loss as an impairment loss on investment securities, a component of non-interest income. The Company recognized an impairment loss of $41,000 on one of these CRA-related cost basis investments in 2010.

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

Income taxes—Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are recognized subject to management’s judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at December 31, 2011 or December 31, 2010.

Accounting standards codification guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold is required for a tax position to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2011 and December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011 and 2010, the Company recognized no interest or penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in California and is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2008 and 2007, respectively.

Derivative instruments and hedging—For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At December 31, 2011, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2011 fourth quarter effectiveness assessment indicated that these instruments were effective. At December 31, 2011, the Bank also had $120 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with our fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

Stock-based compensation—Stock-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for stock-based payments, including stock options, in accordance with accounting standards guidance related to share-based compensation, and recognize them in the statement of operations based on their fair values. The fair value of stock options are being measured using a lattice option pricing model while the fair value of restricted stock awards are based on the quoted price of the Company’s common stock on the date of grant.

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $273,000, $48,000 and $261,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings (loss) per share—Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per common share is calculated in a manner similar to basic earnings per share, but adjusted by assuming conversion of all potentially dilutive common stock equivalents, which include stock options and restricted shares using the treasury stock method. Diluted earnings (loss) per common share exclude common stock equivalents whose effect is antidilutive. Earnings (loss) available to common shareholders represent reported earnings (loss) less preferred stock dividends, if any.

Business combinations—Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Fair value of financial instruments—FASB ASC 820, Fair Value Measurements and Disclosure, or ASC 820, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

NOTE 2—RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The Company adopted the provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 in the interim reporting period ending September 30, 2011, and applied its provisions retrospectively to any restructurings that occurred. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements although additional disclosures regarding troubled debt restructurings have been included in the notes to the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued concurrently with IFRS 13, Fair Value Measurements, to provide mainly identical guidance about fair value measurement and disclosure requirements. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This standard eliminates the option to present components of comprehensive income as part of the statement of changes in stockholders’ equity. This standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides convergence to International Financial Reporting Standards, or IFRS, to provide common disclosure requirements for the offsetting of financial instruments. Existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The new guidance is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. The Company does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirements of ASU 2011-05 to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income and to present the components of other comprehensive income in interim financial statements. During 2012, the FASB will reconsider the reclassification requirements and the timing of their implementation. Management is currently evaluating the impact both of these ASU’s will have on the disclosures in the Company’s consolidated financial statements.

NOTE 3—ACQUISITIONS

On April 8, 2011, or the EPS Transaction Date, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Bank paid cash consideration of $5.5 million to purchase the EPS division. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction. The Bank desired this transaction to expand its product and service offerings and diversify its sources of revenue.

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the EPS Transaction Date. Results of operations for the year ended December 31, 2011 include the effects of the EPS acquisition from the EPS Transaction Date.

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

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. The gain was recognized as non-interest income in the Company’s Condensed Consolidated Statements of Operations. Non-interest expense for the second quarter of 2011 included integration and conversion expenses related to the EPS division acquisition of approximately $350,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Operations.

    On February 18, 2011, or the SLTB Transaction Date, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of SLTB from the FDIC, acting in its capacity as receiver of SLTB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received, and recognized certain assets with a fair value of approximately $367 million, including $139 million in loans, $99 million of cash and cash equivalents, $41 million of securities and $13 million of foreclosed property related to the transaction. These acquired assets represented approximately 20 percent of consolidated total assets at March 31, 2011. The Bank also assumed approximately $266 million of deposits and $62 million of FHLB advances related to the transaction. The Bank also recorded an FDIC shared-loss asset of $70 million, a core deposit intangible of $0.3 million, deferred tax liabilities of $15 million, a FDIC shared-loss liability of $2.6 million and a premium on time deposits acquired of $0.8 million related to the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to expand its footprint into the California central coast region.

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the SLTB Transaction Date. Results of operations for the year ended December 31, 2011 include the effects of the SLTB acquisition from the SLTB Transaction Date.

The following table summarizes the estimated fair values of the assets acquired, received and recognized and the liabilities assumed and recognized as of the SLTB Transaction Date.

(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$98,820
Securities	40,972
Covered loans	138,792
Covered foreclosed property	12,772
FDIC shared-loss asset	70,293
Other assets	5,510
Total assets acquired	$367,159
Liabilities Assumed:
Deposits	$266,149
FHLB advances	61,541
FDIC shared-loss liability	2,564
Deferred taxes	15,316
Other liabilities	437
Total liabilities assumed	346,007
Net assets acquired (after-tax bargain purchase gain)	21,152
Total liabilities and net assets acquired	$367,159

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $34.4 million. The book value of net assets transferred to the Bank was $23.6 million (i.e., the cost basis). The pre-tax gain of $36.5 million or the after-tax gain of $21.1 million recognized by the Company is considered a bargain purchase transaction under ASC 805 “Business Combinations” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company’s Condensed Consolidated Statements of Operations. Non-interest expense for the first quarter of 2011 included integration and conversion expenses related to the SLTB acquisition of approximately $515,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Operations.

In August 2011, the Bank exercised its option to purchase at fair value approximately $100,000 of furniture, fixtures and equipment related to the one SLTB branch location from the FDIC. The Bank also negotiated and executed a new five-year lease approximating current market rent for the one branch location.

The acquisition of assets and liabilities of SLTB were significant at a level to require disclosure of one year of historical financial information and related pro forma disclosure. However, given the pervasive nature of the shared-loss agreements entered into with the FDIC, the historical information of SLTB are much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure, SLTB had not completed an audit of their financial statements, and the Company determined that audited financial statements would not be reasonably available for the year ended December 31, 2010. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain historical and pro forma financial information of SLTB.

On November 5, 2010, or the WCB Acquisition Date, the Bank acquired certain assets and assumed certain liabilities and substantially all of the operations of WCB from the FDIC, acting in its capacity as receiver of WCB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $16.7 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. As part of the purchase and assumption agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreements for commercial and residential mortgage loans are in effect for 5 years and 10 years, respectively, from November 5, 2010 and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from November 5, 2010. The Bank operates the one former WCB branch location as part of the Bank’s 19 branch locations. The Bank desired this transaction to increase its penetration and market share in its existing markets.

    The Bank received a cash payment from the FDIC for $2.4 million. The book value of assets transferred to the Bank was $111.1 million. The pre-tax gain of $2.3 million or the after-tax gain of $1.4 million recognized by the Company is considered a bargain purchase gain and was recognized as non-interest income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2010.

NOTE 4 — SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2011 and 2010, are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,151	$14	$(4)	$45,161
U.S. government agency notes	59,212	257	(23)	59,446
U.S. government agency mortgage-backed securities	132,141	1,616	(82)	133,675
U.S. government agency collateralized mortgage obligations	168,158	384	(368)	168,174
Private label collateralized mortgage obligations	15,853	—	(2,811)	13,042
Municipal securities	28,572	813	(60)	29,325
Other domestic debt securities	7,151	—	(2,239)	4,912
Securities available-for-sale	$456,238	$3,084	$(5,587)	$453,735

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$51,118	$44	$(8)	$51,154
U.S. government agency notes	59,426	13	(522)	58,917
U.S. government agency mortgage-backed securities	47,505	348	(528)	47,325
U.S. government agency collateralized mortgage obligations	90,120	130	(370)	89,880
Private label collateralized mortgage obligations	20,409	—	(3,515)	16,894
Municipal securities	3,159	—	(157)	3,002
Other domestic debt securities	7,244	—	(1,977)	5,267
Securities available-for-sale	$278,981	$535	$(7,077)	$272,439

At December 31, 2011, and 2010, there were no trading securities or securities held-to-maturity.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010. In the opinion of management, these securities are considered only temporarily impaired due to the fluctuation in market interest rates since purchase and temporary disruption in the credit markets as well as the Company’s intent and ability to hold them until fair values recover.

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$—	$—	$10,029	$(4)
U.S. government agency notes	10,000	(23)	—	—	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	—	—	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	—	—	99,894	(368)
Private-label collateralized mortgage obligations	—	—	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	—	—	4,039	(60)
Other domestic debt securities	—	—	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)
	At December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$20,107	$(8)	$—	$—	$20,107	$(8)
U.S. government agency notes	41,401	(522)	—	—	41,401	(522)
U.S. government agency mortgage-backed securities	33,584	(528)	—	—	33,584	(528)
U.S. government agency collateralized mortgage obligations	57,069	(370)	—	—	57,069	(370)
Private-label collateralized mortgage obligations	—	—	20,409	(3,515)	20,409	(3,515)
Municipal securities	3,069	(157)	—	—	3,069	(157)
Other domestic debt securities	2,500	(28)	4,744	(1,949)	7,244	(1,977)
	$157,730	$(1,613)	$25,153	$(5,464)	$182,883	$(7,077)

At December 31, 2011, there were five securities that have been in a continuous unrealized loss position for 12 months or more and forty-two securities that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2010, there were five securities that have been in a continuous unrealized loss position for 12 months or more and fifty securities that have been in a continuous unrealized loss position for less than 12 months.

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

The Company has determined that, as of December 31, 2011, all of the gross unrealized losses on its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities, U.S. government collateralized mortgage obligations and municipal securities are temporary because the gross unrealized losses were caused mainly by movements in interest rates and not by the deterioration of the issuers’ creditworthiness; these securities were all with credit agency ratings of at least A+ at December 31, 2011. For its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government collateralized mortgage obligations the Company expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses based upon current expectations. As a result, the Company expects to recover the entire amortized cost basis of these securities.

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.7 million and an unrealized loss of $2.1 million at December 31, 2011. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security triple-C-. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2011. Eighteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2011. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The majority of gross unrealized losses at December 31, 2011 relate to a type of mortgage-backed security also known as private-label collateralized mortgage obligations, or CMOs. As of December 31, 2011, the fair value of these securities was $13.0 million, representing 3 percent of our securities portfolio. Gross unrealized losses related to these securities amounted to $2.8 million, or 18 percent of the amortized cost basis of these securities as of December 31, 2011. The gross unrealized losses on these securities were primarily due to extraordinarily high investor yield requirements resulting from an illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Three private-label CMO’s had credit agency ratings of less than investment grade at December 31, 2011. To assess whether it expects to recover the entire amortized cost basis of its private-label CMO’s, the Company performed a cash flow analysis for the three securities rated less than investment grade at December 31, 2011. In performing the cash flow analysis for each security, the Company utilized a third-party model which considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, which estimates future cash flows based upon the estimated prepayments, default rates and loss severities input by the Company. The Company estimated the prepayments, default rates and loss severities of each individual security based upon the 3-month historical collateral performance of each security. This model then allocated the projected loan level cash flows and losses to the various security classes in each security structure in accordance with the structure’s prescribed cash flow and loss allocation rules. When the credit enhancement for the senior securities in a structure is derived from the presence of subordinated securities, losses are generally allocated first to the subordinated securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results from this model can vary significantly with changes in assumptions and expectations.

Based upon this analysis, three private-label CMO’s were determined to be other-than-temporarily impaired as of December 31, 2011 (that is, securities for which the Company determined that it was more likely than not that the entire amortized cost basis would not be recovered), and a credit loss of $321,000 was recognized in earnings in the fourth quarter of 2011. The Company had previously recognized a $1,066,000 OTTI credit loss on these three securities in the first quarter of 2011. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business and economic conditions continue to deteriorate further, the fair value of the Company’s mortgage-related securities may decline further and the Company may experience OTTI of additional securities in future periods, as well as further impairment of securities that were identified as other-than-temporarily impaired at December 31, 2011. The Company cannot predict whether it will be required to record additional OTTI charges on its securities in the future.

The Company has committed to contribute capital of $1.0 million to participate in a community development-related investment fund whose purpose is to develop and revitalize economically depressed areas. As of December 31, 2011 and 2010 the Company had contributed capital, net of distributions, of $816,000 and $855,000, respectively. During 2010, the fund recognized impairment losses on certain investments within the fund and the Company recognized its proportionate share of those impairment losses of $41,000. The Company will continue to monitor the investment values within the fund at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$2,256	$1,507	$—
Addition of other-than-temporary impairment that was not previously recognized	—	120	1,507
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	1,387	664	—
Reduction for securities sold during the period	—	(35)	—
Ending balance	$3,643	$2,256	$1,507

Proceeds from the sale of securities for the year ended December 31, 2011 amounted to $39.0 million resulting in gross realized gains of $1.1 million and gross realized losses of $0.1 million, respectively. Proceeds from sale of securities for the year ended December 31, 2010 were $238.0 million resulting in gross realized gains of $2.4 million and gross realized losses of $0.4 million, respectively. Proceeds from the sale of securities for the year ended December 31, 2009 were $251.1 million and resulted in gross realized gains of $6.9 million and gross realized losses of $0.4 million, respectively.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

	At December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$66,440	$66,472
Due after one year through five years	40,503	40,598
Due after five years through ten years	96,907	96,928
Due after ten years	252,388	249,737
	$456,238	$453,735

As of December 31, 2011, securities with an estimated fair value of $49.2 million were pledged to secure public and other deposits, as required by law, repurchase agreements, and the Federal Reserve Bank’s discount window.

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At December 31, 2011	At December 31, 2010
Commercial mortgage	$393,376	$399,634
Commercial loans and lines of credit	180,421	213,576
Home mortgage	106,350	108,076
Multifamily	187,333	135,639
Construction and land loans	35,082	55,260
Home equity loans and lines of credit	28,645	29,828
Installment and credit card	4,896	5,724
Total non-covered loans	936,103	947,737
Allowance for loan losses	(17,747)	(17,033)
Non-covered loans, net	$918,356	$930,704

At December 31, 2011, loans with a balance of $668.2 million were pledged as security for Federal Home Loan Bank of San Francisco, or FHLB, advances.  Non-covered loan balances include net deferred loan costs of $3.4 million and $0.4 million at December 31, 2011 and December 31, 2010, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Twelve months ended December 31,
(in thousands)	2011	2010	2009
Beginning balance	$17,033	$16,505	$8,048
Provision for loan losses	5,346	8,337	16,646
Loans charged-off	(5,177)	(8,535)	(8,580)
Recoveries on loans previously charged-off	545	726	391
Balance, end of period	$17,747	$17,033	$16,505

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the year ended December 31, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:

Beginning balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033

Charge-offs	(312)	(3,988)	(71)	(191)	(475)	(39)	(101)	(5,177)

Recoveries	—	508	17	15	—	—	5	545

Provision	269	4,767	667	(708)	253	13	85	5,346

Ending balance	$6,091	$6,221	$2,886	$814	$1,274	$390	$71	$17,747

Ending balance; individually evaluated for impairment	$—	$3,057	$—	$—	$—	$—	$—	$3,057

Ending balance; collectively evaluated for impairment	6,091	3,164	2,886	814	1,274	390	71	14,690

Non-covered loan balances:

Ending balance	$393,376	$180,421	$187,333	$35,082	$106,350	$28,645	$4,896	$936,103

Ending balance; individually evaluated for impairment	$—	$11,594	$837	$—	$1,387	$—	$42	$13,860

Ending balance; collectively evaluated for impairment	$393,376	$168,827	$186,496	$35,082	$104,963	$28,645	$4,854	$922,243

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:

Beginning balance	$4,850	$4,796	$3,277	$2,460	$605	$453	$64	$16,505

Charge-offs	(648)	(5,480)	(1,170)	(560)	(422)	(199)	(56)	(8,535)

Recoveries	138	225	—	177	174	—	12	726

Provision	1,794	5,393	166	(379)	1,139	162	62	8,337

Ending balance	$6,134	$4,934	$2,273	$1,698	$1,496	$416	$82	$17,033

Ending balance; individually evaluated for impairment	$—	$1,627	$150	$168	$18	$—	$—	$1,963

Ending balance; collectively evaluated for impairment	6,134	3,307	2,123	1,530	1,478	416	82	15,070

Non-covered loan balances:

Ending balance	$399,634	$213,576	$135,639	$55,260	$108,076	$29,828	$5,724	$947,737

Ending balance; individually evaluated for impairment	$1,458	$12,376	$668	$698	$1,967	$—	$—	$17,167

Ending balance; collectively evaluated for impairment	$398,176	$201,200	$134,971	$54,562	$106,109	$29,828	$5,724	$930,570

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans. Total non-covered nonaccrual loans totaled $13.9 million at December 31, 2011 as compared to $18.2 million at December 31, 2010. The allowance for loan losses maintained for non-covered nonaccrual loans was $3.1 million and $2.0 million at December 31, 2011 and December 31, 2010, respectively. Had these loans performed according to their original terms, additional interest income of $0.8 million and $1.6 million would have been recognized in the twelve months ended December 31, 2011 and 2010, respectively.

The following table sets forth the amounts and categories of our non-covered nonaccrual loans at the dates indicated.

	At December 31, 2011	At December 31, 2010
Nonaccrual loans
Aggregate loan amounts
Construction and land	$—	$698
Commercial mortgage	—	1,458
Multifamily	837	668
Commercial loans	11,594	13,450
Home mortgage	1,387	1,967
Installment	42	—
Total non-covered nonaccrual loans	$13,860	$18,241

Included in non-covered nonaccrual loans at December 31, 2011 were nine restructured loans totaling $2.8 million. The nine loans consist of one home mortgage loan and eight commercial loans. Interest income recognized on these loans was $34,000 for the twelve months ended December 31, 2011. We have no commitments to lend additional funds to these borrowers.

Included in non-covered nonaccrual loans at December 31, 2010 were eight restructured loans totaling $2.3 million. The eight loans consist of one home mortgage loan and seven commercial loans. Interest income recognized on these loans was $27,000 for the year ended December 31, 2010. We had no commitments to lend additional funds to these borrowers.

Credit Quality Indicators

    All loans are risk rated based on analysis of the current state of the borrower’s credit quality. This analysis of credit quality includes a review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes a ten grade risk rating system, where a higher grade represents a higher level of credit risk. The ten grade risk rating system can be generally classified by the following categories: Pass, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

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

    The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2011.

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$103,239	$1,326	$1,785	$—	$—	$106,350
Commercial mortgage	366,078	17,798	9,500	—	—	393,376
Construction and land	31,623	196	3,263	—	—	35,082
Multifamily	178,064	2,972	6,297	—	—	187,333
Commercial loans and lines	155,850	4,030	11,937	8,604	—	180,421
Home equity loans and lines	28,139	—	506	—	—	28,645
Installment	4,516	268	112	—	—	4,896
Total	$867,509	$26,590	$33,400	$8,604	$—	$936,103

    The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2010.

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$103,669	$—	$4,407	$—	$—	$108,076
Commercial mortgage	372,961	20,899	5,774	—	—	399,634
Construction and land	46,137	133	8,990	—	—	55,260
Multifamily	127,549	4,187	3,903	—	—	135,639
Commercial loans and lines	188,548	4,401	20,449	178	—	213,576
Home equity loans and lines	28,378	1,405	45	—	—	29,828
Installment	5,412	289	23	—	—	5,724
Total	$872,654	$31,314	$43,591	$178	$—	$947,737

    Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of December 31, 2011 and December 31, 2010.

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$41	$1,071	$—	$1,112	$11,594	$167,715	$180,421
Commercial mortgage	648	—	—	648	—	392,728	393,376
Multifamily	1,010	—	—	1,010	837	185,486	187,333
Construction and land	—	—	—	—	—	35,082	35,082
Home mortgage	—	—	—	—	1,387	104,963	106,350
Home equity loans and lines	406	100	—	506	—	28,139	28,645
Installment	172	1	—	173	42	4,681	4,896
Total	$2,277	$1,172	$—	$3,449	$13,860	$918,794	$936,103

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$896	$449	$—	$1,345	$13,449	$198,782	$213,576
Commercial mortgage	658	686	—	1,344	1,458	396,832	399,634
Multifamily	632	—	—	632	668	134,339	135,639
Construction and land	—	8,293	—	8,293	698	46,269	55,260
Home mortgage	—	—	—	—	1,968	106,108	108,076
Home equity loans and lines	—	—	—	—	—	29,828	29,828
Installment	7	9	—	16	—	5,708	5,724
Total	$2,193	$9,437	$—	$11,630	$18,241	$917,866	$947,737

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $17.6 million and $26.0 million in the twelve months ended December 31, 2011 and 2010, respectively. There was no interest income recognized on non-covered impaired loans in the twelve months ended December 31, 2011 and 2010, respectively.  Non-covered impaired loans were $13.9 million and $17.2 million at December 31, 2011 and December 31, 2010, respectively. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves totaling $3.1 million. Of the $17.2 million of non-covered impaired loans at December 31, 2010, $12.5 million had specific reserves totaling $2.0 million.

Impaired non-covered loans as of December 31, 2011 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$13,776	$471	$11,123	$11,594	$3,057	$9,374	$—
Multifamily	837	837	—	837	—	140	—
Home mortgage	1,887	1,387	—	1,387	—	1,035	—
Installment	42	42	—	42	—	4	—
Total	$16,542	$2,737	$11,123	$13,860	$3,057	$10,553	$—

Impaired non-covered loans as of December 31, 2010 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$19,211	$1,691	$10,685	$12,376	$1,627	$5,701	$—
Commercial mortgage	1,458	1,458	—	1,458	—	486	—
Multifamily	905	—	668	668	150	670	—
Home mortgage	2,542	1,530	437	1,967	18	1,189	—
Construction	698	—	698	698	168	223	—
Total	$24,814	$4,679	$12,488	$17,167	$1,963	$8,269	$—

    The average recorded investment in impaired non-covered loans shown in the above tables represents the average investment for the period in the non-covered loans impaired at each respective period-end.

Troubled Debt Restructurings

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

Combination modification – Any other type of modification, including the use of multiple categories above.

    The following tables present non-covered loan troubled debt restructurings as of December 31, 2011 and 2010.

	December 31, 2011
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	6	$878	—	$—	6	$878
Commercial loans & lines	—	—	8	2,665	8	2,665
Multifamily	1	725	—	—	1	725
Home mortgage	—	—	1	158	1	158
Total	7	$1,603	9	$2,823	16	$4,426

	December 31, 2010
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	1	$658	—	$—	1	$658
Commercial loans & lines	3	1,276	7	2,132	10	3,408
Multifamily	—	—	—	—	—	—
Home mortgage	—	—	1	158	1	158
Total	4	$1,934	8	$2,290	12	$4,224

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

    The following tables present newly restructured non-covered loans that occurred during the twelve months ended December 31, 2011 and 2010, respectively.

	Twelve months ended December 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	—	$—	2	$83	3	$1,280	5	$1,363
Multifamily	—	—	—	—	1	626	1	626
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	5	$1,911	7	$1,994

	Twelve months ended December 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	—	$—	2	$83	3	$1,280	5	$1,363
Multifamily	—	—	—	—	1	614	1	614
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	5	$1,899	7	$1,982

	Twelve months ended December 31, 2010
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:				(in thousands)
Commercial loan & lines	2	$545	3	$2,487	7	$617	12	$3,649
Home mortgage	—	—	—	—	1	158	1	158
Total	2	$545	3	$2,487	8	$775	13	$3,807

	Twelve months ended December 31, 2010
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	2	$545	3	$2,487	7	$579	12	$3,611
Home mortgage	—	—	—	—	1	158	1	158
Total	2	$545	3	$2,487	8	$737	13	$3,769

    During the twelve months ended December 31, 2011, one non-covered loan for $4,000 modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date. There were no non-covered loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructure date during the twelve months ended December 31, 2010.

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

	Western Commercial	San Luis Trust Bank
	November 5, 2010	February 18, 2011	Total

Undiscounted contractual cash flows	$81,431	$252,263	$333,694
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(20,094)	(81,586)	(101,680)
Undiscounted cash flows expected to be collected	61,337	170,677	232,014
Accretable yield at acquisition	(5,848)	(31,885)	(37,733)
Estimated fair value of loans acquired at acquisition	$55,489	$138,792	$194,281

The following tables present the changes in the accretable yield for the twelve months ended December 31, 2011 and 2010 for each respective acquired loan portfolio.

	Twelve months ended December 31, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,457	$—	$5,457
Additions resulting from acquisitions	—	31,885	31,885
Accretion to interest income	(3,836)	(10,089)	(13,925)
Reclassifications (to)/from nonaccretable difference	7,778	33,522	41,300
Balance, end of period	$9,399	$55,318	$64,717

	Twelve months ended December 31, 2010
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$—	$—	$—
Additions resulting from acquisition	5,848	—	5,848
Accretion to interest income	(391)	—	(391)
Reclassifications (to)/from nonaccretable difference	—	—	—
Balance, end of period	$5,457	$—	$5,457

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At December 31, 2011	At December 31, 2010
Commercial mortgage	$37,804	$26,046
Home mortgage	36,736	2,046
Construction and land loans	22,875	6,143
Multifamily	15,944	2,688
Commercial loans and lines of credit	11,206	16,820
Home equity loans and lines of credit	10,841	135
Installment and credit card	6	—
Total covered loans	$135,412	$53,878

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $68.1 million at December 31, 2011 and $16.7 million at December 31, 2010.

    The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the twelve months ended December 31, 2011.

	Twelve months ended December 31, 2011
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	740	2,189	2,929
Cash payments received from FDIC	(8,379)	(13,672)	(22,051)
Net accretion	73	114	187
Balance, end of period	$9,159	$58,924	$68,083

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.8 million and $1.0 million at December 31, 2011 and December 31, 2010.

    We evaluated each of the acquired loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30, to determine loans for which 1) there was evidence of credit deterioration since origination and 2) it was probable that we would not collect all contractually required payments receivable. We determined the best indicator of such evidence was an individual loan’s accrual status. Therefore, an individual loan on nonaccrual at the acquisition date (generally 90 days or greater contractually past due) was deemed to be non-performing credit impaired and therefore within the scope of ASC 310-30. Acquired loans that were accruing at the acquisition date were separately identified and labeled performing credit impaired loans.

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

At December 31, 2011 and December 31, 2010, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of December 31, 2011 and December 31, 2010.

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$109	$—	$—	$109	$1,338	$9,759	$11,206
Commercial mortgage	—	—	—	—	3,043	34,761	37,804
Multifamily	97	—	—	97	3,670	12,177	15,944
Construction and land	755	—	—	755	3,920	18,200	22,875
Home mortgage	793	909	511	2,213	6,389	28,134	36,736
Home equity loans and lines	243	—	—	243	187	10,411	10,841
Installment	—	—	—	—	—	6	6
Total	$1,997	$909	$511	$3,417	$18,547	$113,448	$135,412

	At December 31, 2010
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$1,056	$180	$400	$1,636	$1,074	$14,110	$16,820
Commercial mortgage	1,353	—	—	1,353	1,024	23,669	26,046
Multifamily	—	—	—	—	428	2,260	2,688
Construction and land	2,289	—	—	2,289	1,799	2,055	6,143
Home mortgage	—	—	—	—	—	2,046	2,046
Home equity loans and lines	—	—	—	—	—	135	135
Total	$4,698	$180	$400	$5,278	$4,325	$44,275	$53,878

The increases in these amounts since December 31, 2010 were due to the FDIC-assisted San Luis Trust Bank acquisition in February 2011. At December 31, 2011, included in covered non-accrual loans were restructured loans totaling $9.6 million.

At December 31, 2010, included in covered non-accrual loans was one restructured commercial mortgage loan for $0.9 million. Interest income recognized on this loan was $18,000 for the year ended December 31, 2010. We had no commitment to lend additional funds to this borrower.

    The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$11,213	$5,953	$19,570	$—	$—	$36,736
Commercial mortgage	17,888	10,737	9,179	—	—	37,804
Construction and land	4,447	4,129	14,299	—	—	22,875
Multifamily	9,247	—	6,697	—	—	15,944
Commercial loans and lines of credit	3,076	2,057	5,952	121	—	11,206
Home equity loans and lines	8,513	1,327	1,001	—	—	10,841
Installment	2	—	4	—	—	6
	$54,386	$24,203	$56,702	$121	$—	$135,412

    The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$1,210	$—	$836	$—	$—	$2,046
Commercial mortgage	18,171	2,855	4,849	171	—	26,046
Construction and land	231	—	4,803	1,109	—	6,143
Multifamily	2,260	—	428	—	—	2,688
Commercial loans and lines of credit	9,386	1,297	4,535	1,602	—	16,820
Home equity loans and lines	135	—	—	—	—	135
	$31,393	$4,152	$15,451	$2,882	$—	$53,878

NOTE 7–FORECLOSED PROPERTY

Non-covered foreclosed property at December 31, 2011 consists of a $14.0 million completed office complex project consisting of 16 buildings in Ventura County, a $2.8 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.8 million industrial building in Costa Mesa, California. The remainder represents one multifamily property, repossessed equipment and two single-family residences.

    The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	As of and for the twelve months ended December 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	8	$26,011	1	$4,893
New properties added	4	3,356	10	25,660
Valuation allowances	—	(5,784)	—	(2,305)
Sales of properties	(5)	(3,234)	(3)	(2,237)
Ending balance	7	$20,349	8	$26,011

Covered foreclosed property at December 31, 2011 was $14.6 million and $1.0 million at December 31, 2010. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition. Since year-end 2010, we sold $19.5 million of properties and acquired or added $33.6 million.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	As of and for the twelve months ended December 31,
	2011		2010
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	2	$977	—	$—
New properties acquired	22	11,052	2	977
New properties added	57	22,587	—	—
Valuation allowances	—	(455)	—	—
Sales of properties	(32)	(19,545)	—	—
Ending balance	49	$14,616	2	$977

NOTE 8—PREMISES AND EQUIPMENT

The major classifications of premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Land	$4,292	$4,792
Buildings	11,594	12,180
Leasehold improvements	6,347	5,833
Furniture, fixtures and equipment	11,535	11,206
	33,768	34,011
Less accumulated amortization and depreciation	(15,288)	(14,301)
	$18,480	$19,710

Depreciation and amortization expense was $2,045,000, $1,927,000 and $1,822,000 in 2011, 2010 and 2009, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at December 31, 2011 and 2010. No impairment loss was recognized for the periods ended December 31, 2011, 2010 and 2009.

Other intangible assets and related accumulated amortization is as follows:

	At December 31,
	2011	2010
	(in thousands)
Core deposit intangibles	$15,204	$12,543
Trade name	4,000	4,000
Contracts and customer relationship intangible	3,600	—
	22,804	16,543
Less accumulated amortization	(8,917)	(6,628)
	$13,887	$9,915

Core deposit intangibles, net of accumulated amortization, were $8.5 million at December 31, 2011 and $7.4 million at December 31, 2010. The increase since year end 2010 was due to the new core deposit intangibles for the San Luis Trust Bank and the EPS division acquisitions. Amortization expense was $1.6 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.

Trade name, net of accumulated amortization, was $2.1 million at December 31, 2011 and $2.5 million at December 31, 2010 representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for each of the years ended December 31, 2011 and 2010 was $0.4 million.

A contracts and customer relationship intangible of $3.6 million was recognized related to the EPS division acquisition. Amortization expense for 2011 was $270,000.

Amortization expense of other intangibles for 2011, 2010 and 2009 was $2.3 million, $1.7 million and $1.6 million, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2012	$2,195
2013	2,107
2014	2,088
2015	2,070
2016	1,969
Thereafter	3,458
$13,887

NOTE 10—CERTIFICATES OF DEPOSIT

At December 31, 2011, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2012	$55,201	$206,328	$261,529
2013	12,657	35,735	48,392
2014	5,481	19,670	25,151
2015	562	7,978	8,540
2016 and later	960	5,464	6,424
	$74,861	$275,175	$350,036

NOTE 11—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with two financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. There were no borrowings outstanding under these agreements at December 31, 2011 and 2010.

As a state nonmember bank, the Bank also has a secured borrowing facility of $14.3 million with the Federal Reserve Bank of San Francisco. At December 31, 2011 and 2010, there were no borrowings outstanding under this agreement.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum borrowing capacity of approximately $508.2 million at December 31, 2011. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. The Bank’s borrowing capacity is determined based on the estimated market value of certain eligible loans and securities pledged as collateral; however, the FHLB has a blanket lien against the Bank’s entire loan portfolio as collateral for borrowings. As of December 31, 2011, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$—	—	—
Term advances	25,551	2012	3.56%
Term advances	7,168	2013	2.88%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	7,500	2017	4.07%
	$87,719

As of December 31, 2011 and 2010, $7.5 million of our FHLB advances are ten-year putable advances with a weighted average rate of 4.07%, $17.5 million are seven-year putable advances with a weighted average rate of 4.24% and $17.5 million are five-year putable advances with a weighted average rate of 4.12%.

The following tables show securities sold under agreements to repurchase for the dates and periods shown (in thousands):

	2011
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$30,000	3.64%	$30,657	3.64%

	2010
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$45,000	3.64%	$45,000	3.64%

The maximum amount of overnight borrowings outstanding at any month-end during 2010 was $35 million. There were no borrowings outstanding as of any month-end during 2011.

The Company had $271.9 million of unused borrowing capacity available from the FHLB at December 31, 2011 based upon pledged collateral.

NOTE 12—JUNIOR SUBORDINATED DEBENTURES

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

As of December 31, 2011 and 2010, the Company had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of December 31, 2011 consisted of the following (in thousands):

			As of December 31, 2011
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	3-month LIBOR + 1.55%	December 15, 2035	2.10%	$10,310
First California Capital Trust I	Fixed until March 2012	March 15, 2037	6.80%	16,495
			4.99%	$26,805

On March 15, 2012, First California Capital Trust I will convert to a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum.

The Company does not consolidate the Trusts into the consolidated financial statements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The qualitative limits became effective March 31, 2011, after a six-year transition period. As of December 31, 2011, the entire balance of junior subordinated debentures is included in Tier 1 capital for regulatory capital purposes. However, Dodd-Frank excludes trust preferred securities issued on or after May 19, 2010 from tier 1 capital. In addition, for depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

NOTE 13—DERIVATIVES AND HEDGING ACTIVITY

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and borrowings. The Company does not use derivatives for trading or speculative purposes.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2011 and December 31, 2010.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2011		As of December 31, 2010		As of December 31, 2011		As of December 31, 2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$175	Other Assets	$697	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$175		$697		$—		$—
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$291	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments		$291		$—		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2011 and 2010, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. Two of the caps are forward-starting and were not effective during the years ended December 31, 2011 and 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2011 and 2010, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the years ended December 31, 2011 and 2010.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $72,904 will be reclassified as an addition to interest expense.

Non-designated Hedges

    Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. During 2011, the Company purchased six interest rate caps with an aggregate notional amount of $120 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the years ended December 31, 2011, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest Rate Products	$(278)	$47	$7	Interest expense	$(25)	$—	$—	Other non-interest income	$—	$—	$—

Total	$(278)	$47	$7		$(25)	$—	$—		$—	$—	$—

Derivatives not Designated as Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2011	2010	2009
Interest Rate Products	Other non-interest income	$(84)	$—	$—

Total		$(84)	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of December 31, 2011, the Company did not have any derivatives that were in a net liability position related to these agreements.

The Company has no derivatives payable, thus, consideration of the Company’s own credit risk is not applicable.

NOTE 14—INCOME TAXES

The components of the income tax provision (benefit) consisted of the following for the years shown:

	At December 31,
	2011	2010	2009
	(in thousands)
Current taxes:
Federal	$5,052	$644	$814
State	1,622	245	604
Total current taxes	6,674	889	1,418
Deferred taxes (benefit):
Federal	7,556	224	(3,528)
State	2,680	(173)	(1,643)
Total deferred taxes (benefit)	10,236	51	(5,171)
Total income tax provision (benefit)	$16,910	$940	$(3,753)

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2011 and 2010 to the income before income tax provision (benefit) and the effective tax rate are as follows:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)

Tax provision at statutory rate	$13,698	34.0%	$799	34.0%	$(2,861)	34.0%
Increase (reduction) in taxes resulting from:
State taxes, net of federal tax benefit	2,740	6.8%	35	1.5%	(602)	7.1%
Permanent differences	(197)	-0.5%	(124)	-5.3%	(351)	4.2%
Other	669	1.7%	230	9.8%	61	-0.7%
	$16,910	42.0%	$940	40.0%	$(3,753)	44.6%

The major components of the net deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on securities available-for-sale	$1,054	$2,751
Accrued expenses	1,280	1,277
Nonaccrual interest	200	416
Allowance for loan losses	7,111	7,051
Securities other-than-temporary impairment reserve	941	487
State taxes	515	78
Reserve for foreclosed asset losses	3,556	1,307
Other	1,143	935
Total deferred tax assets	15,800	14,302

Deferred tax liabilities:
Depreciation	(3,071)	(2,815)
FHLB stock dividend	(382)	(496)
Deferred income	(471)	(1)
Deferred loan costs	(1,641)	(1,541)
Core deposit intangibles	(1,184)	(1,484)
Trade name	(869)	(1,015)
Goodwill	(868)	(559)
Section 597 gain	(14,061)	(951)
Other	(623)	(877)
Total deferred tax liabilities	(23,170)	(9,739)
Net deferred tax asset (liability)	$(7,370)	$4,563

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

NOTE 15—SHAREHOLDERS’ EQUITY

The Company has 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of $5.63 per share. As of December 31, 2011, the number of common shares which would be issued upon conversion of the preferred stock series A is 329,431.

On December 19, 2008, we participated in the U.S. Treasury Capital Purchase Program, or the CPP, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. The common stock warrant entitled the Treasury to purchase 599,042 shares of our common stock at an exercise price of $6.26 for a term of ten years. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program. On August 24, 2011, we purchased the 10-year warrant from the Treasury for $599,042. In connection with the redemption of the preferred stock series B shares, the Company accelerated the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend reduced the amount of net income available to common shareholders in 2011.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter.

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

NOTE 16—EARNINGS (LOSS) PER SHARE

The weighted average number of shares outstanding for the years ended December 31, 2011, 2010 and 2009 was 28,715,521, 24,411,496 and 11,604,648, respectively. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. The dilutive calculation excludes 599,042 warrants and 647,421, 781,174 and 806,030 weighted average options outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings (loss) per share for the periods indicated.

	2011		2010		2009
	Diluted	Basic	Diluted	Basic	Diluted	Basic
	(in thousands, except per share data)

Net income (loss) as reported	$23,383	$23,383	$1,410	$1,410	$(4,661)	$(4,661)
Less preferred stock dividend declared	(2,555)	(2,555)	(1,250)	(1,250)	(1,132)	(1,132)
Net income (loss) available to common shareholders	$20,828	$20,828	$160	$160	$(5,793)	$(5,793)
Weighted average common shares outstanding	28,716	28,716	24,411	24,411	11,605	11,605
Warrants	—	—	—	—	—	—
Restricted stock	417	—	21	—	—	—
Options	—	—	—	—	—	—
Convertible preferred stock	318	—	303	—	—	—
Weighted average common shares outstanding	29,451	28,716	24,735	24,411	11,605	11,605
Earnings (loss) per common share	$0.71	$0.73	$0.01	$0.01	$(0.50)	$(0.50)

NOTE 17—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2011, 2010 and 2009, the Company made matching contributions of $350,000, $319,000 and $291,000, respectively, to the plan.

As part of the Mergers, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2011 and 2010, the cash surrender value of the life insurance was $12.7 million and $12.2 million, respectively. As of December 31, 2011 and 2010, the Company recognized a liability for salary continuation benefits of $752,000 and $583,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2011, 2010 and 2009, salary continuation expense was $169,000, $112,000 and $87,000, respectively.

The Company has entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits are to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also has deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2011 and 2010, a liability of $282,000 and $765,000, respectively, for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets.

The Company has established and sponsors an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the related liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2011 and 2010 were $177,000 and $442,000, respectively.

NOTE 18—STOCK-BASED COMPENSATION

Stock Incentive Plans—In June 2007, the Company’s Board of Directors approved the First California 2007 Omnibus Equity Incentive Plan, or the Plan. The Plan was amended in May 2011 by a vote of the Company’s stockholders. The Plan authorizes the issuance of awards for up to 3,000,000 shares of the Company’s common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The Company issues restricted stock to employees and directors under share-based compensation plans. For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense relating to restricted stock awards was $1,474,000, $218,000 and $406,000, respectively. A summary of non-vested restricted stock shares as of December 31, 2010 and changes during the year ended December 31, 2011, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Price
Outstanding, December 31, 2010	114,645	$5.12
Granted	1,087,032	3.76
Vested	(36,746)	5.45
Forfeited	(51,245)	3.78
Outstanding, December 31, 2011	1,113,686	$3.85

The weighted average fair values of restricted stock awards granted during the year ended December 31, 2011 were $3.76. No restricted stock awards were granted in 2010. As of December 31, 2011, total unrecognized compensation cost related to restricted stock awards amounted to $2.5 million. This cost is expected to be recognized over a remaining period of 2.2 years.

The activity of stock options for the year ended December 31, 2011 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2010	737,410	$7.99	3.91	$2,543
Granted	3,100	3.58
Exercised	—	—
Forfeited/Expired	(150,502)	8.41
Outstanding, December 31, 2011	590,008	7.86	3.69	2,117
Exercisable, December 31, 2011	403,476	$8.62	3.23	$1,547

    The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2011 was $1.63. No stock options were granted in 2010.  The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2009 was $1.87.  There were no proceeds from options exercised during the years ended December 31, 2011 and 2010. Proceeds from options exercised during the year ended December 31, 2009 were $14,000. The total fair value of the shares granted during the year ended December 31, 2011 was $5,000. At December 31, 2011, there was $285,866 of total unrecognized compensation cost related to non-vested stock option awards granted under the share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 0.8 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. In accordance with the FASB codification accounting guidance related to stock-based compensation, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2011, 2010 and 2009, compensation expense related to stock options was $156,000, $324,000 and $611,000, respectively.

The Company uses the lattice binomial model formula to determine the fair value of stock options using the following estimates and assumptions. The expected volatility assumption used in the lattice option pricing model is based upon the weekly historical volatility of the Company’s stock price using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption is for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption is based upon the Company’s capital planning model. The fair value of the options at the grant dates also follows. The weighted average values used for the 2011 and 2009 stock option grants are shown below.

	2011 Grants	2010 Grants	2009 Grants

Expected option term	8.0 years	N/A	6.2 years
Expected volatility	43.7%	N/A	31.8%
Expected dividend yield	0.0%	N/A	0.0%
Risk-free interest rate	2.51%	N/A	3.08%
Stock option fair value	$1.63	N/A	$1.87

NOTE 19—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. There was no extension of credit to related parties at December 31, 2011. There was one extension of credit to related parties at December 31, 2010. The outstanding balance of the loan to related parties was $3,050 at December 31, 2010. Deposits of related parties held by the Company at December 31, 2011 amounted to approximately $432,000.

NOTE 20—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of the correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Los Angeles, Orange, Ventura, San Diego, Riverside, San Luis Obispo and San Bernardino County, California. Many of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Notes 5 and 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2011. The Company’s loan policies require the extension of a non-real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $5.0 million to be approved by the officer credit review committee and credit in excess of $5.0 million to be approved by the director credit review committee. The Company’s loan policies require the extension of a real estate secured credit to any single borrower or group of related borrowers between $2.0 million and $7.5 million to be approved by the officer credit review committee and credit in excess of $7.5 million to be approved by the director credit review committee.

NOTE 21—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following summarizes the Company’s outstanding commitments:

	2011	2010
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$159,530	$199,937
Commercial and standby letters of credit	1,475	1,615
	$161,005	$201,552

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

As of December 31, 2011 and 2010, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

Guarantees —As successor to all the rights and obligations of National Mercantile and FCB, the Company has unconditionally guaranteed, on a subordinated basis, all distributions and payments under the First California Trust’s and FCB Statutory Trust I’s capital securities upon liquidation, redemption, or otherwise, but only to the extent either the First California Trust or the FCB Statutory Trust I, as the case may be, fails to pay such distributions under the fixed/floating rate deferrable interest debentures such trust holds from the Company. See “Junior Subordinated Debentures” under Note 12 above.

NOTE 22—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $159.5 million at December 31, 2011 compared with $199.9 million at December 31, 2010. Commercial and stand-by letters of credit were $1.5 million and $1.6 million at December 31, 2011 and December 31, 2010, respectively.

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

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $2,900,000 in 2011, $2,754,000 in 2010 and $2,859,000 in 2009. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2012	$2,758
2013	2,694
2014	2,072
2015	1,622
2016	1,425
Thereafter	4,157
$14,728

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

In February 2011, First California Bank was named as a defendant in a putative class action alleging that the manner in which the Bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the California Unfair Competition Law. The action also alleges that the manner in which the Bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the Bank. The action is pending in the Superior Court of Los Angeles County. The action seeks to establish a class consisting of all similarly situated customers of the Bank in the State of California. The case is in early stages, as the court stayed the filing of a responsive pleading and the commencement of formal discovery pending the parties’ informal exchange of information and attempt to resolve the matter informally. If no informal resolution is reached, management intends to defend this action vigorously. A court status conference is scheduled for March 29, 2012. At this state of the case, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any.

Three lawsuits, entitled Wardlaw, et al. v. First California Bank, et al. (Case No. SC114232) (the “Wardlaw Action”), Lou Correa for State Senate, et al. v. First California Bank, et al. (Case No. BC479872) (the “Correa Action”), and Committee to Re-elect Lorreta Sanchez, et al. v. First California Bank, et al. (Case No. BC479873) (the “Sanchez Action”) were filed in the Superior Court of the State of California, County of Los Angeles on September 23, 2011, February 29, 2012, and February 29, 2012, respectively, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. Plaintiffs in the three cases claim, among other things, that the Bank aided and abetted a fraud and unlawful conversion by Ms. Durkee of funds held in accounts at the Bank. Based largely on the same alleged conduct, plaintiffs also assert claims for alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

The Bank moved to dismiss the complaint in the Wardlaw Action on November 30, 2011. On December 6, 2011, the Wardlaw Action was designated as complex and transferred to the Superior Court’s complex litigation division. In connection with the transfer, the court issued an order vacating all previously scheduled hearings, including the hearing on the Bank’s motion to dismiss. The Wardlaw Action is stayed pending a status conference scheduled for March 26, 2012. On February 29, 2012, plaintiffs in the Correa and Sanchez Actions filed Notices of Related Case, seeking to relate the actions to the Wardlaw Action and the interpleader. At this state of the cases, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the actions vigorously.

On September 23, 2011, the Bank filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC470182), pursuant to which the Bank interplead the sum of $2,539,049.27 as the amounts on deposit in accounts at the Bank that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the “Interpleader Action”). On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court’s complex litigation division. The Interpleader Action is stayed pending a status conference scheduled for March 26, 2012. On November 18, 2011, Defendants Ted Lieu, as Treasurer for Ted Lieu for Assembly 2008, Ted Lieu for State Senate 2011, Ted Lieu for State Senate 2014, Friends of Lieu 2010, Friends of Ted Lieu, and Assembly Ted Lieu Office Holder Account (the “Lieu Defendants”) filed a cross-complaint against the Bank and other defendants named in the Wardlaw Action, including Ms. Durkee, alleging substantially the same facts and causes of action as plaintiffs in the Wardlaw, Correa and Sanchez Actions. On March 5, 2012, the Lieu Defendants entered a request for dismissal of their cross-complaint.

NOTE 23—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject.

The preferred stock Series C shares issued to the U.S. Treasury under the SBLF program qualify as Tier 1 capital.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$194,694	17.32%	$89,924	≥ 8.00%
(to risk weighted assets)
Tier I capital	$180,597	16.07%	$44,962	≥ 4.00%
(to risk weighted assets)
Tier I capital	$180,597	10.33%	$69,906	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$172,599	16.79%	$82,242	≥ 8.00%
(to risk weighted assets)
Tier I capital	$159,695	15.53%	$41,121	≥ 4.00%
(to risk weighted assets)
Tier I capital	$159,695	11.00%	$58,052	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2011 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
(to risk weighted assets)
Tier I capital	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
(to risk weighted assets)
Tier I capital	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total capital	$167,395	16.31%	$82,090	≥ 8.00%	$102,613	≥ 10.00%
(to risk weighted assets)
Tier I capital	$154,515	15.06%	$41,045	≥ 4.00%	$61,568	≥ 6.00%
(to risk weighted assets)
Tier I capital	$154,515	10.63%	$58,134	≥ 4.00%	$72,668	≥ 5.00%
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

NOTE 24—FAIR VALUES OF FINANCIAL INSTRUMENTS

The accounting framework for fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input tat is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by accounting standards related to fair value disclosure reporting.

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,161	$—	$45,161	$—
U.S. government agency notes	59,446	—	59,446	—
U.S. government agency mortgage-backed securities	133,675	—	133,675	—
U.S. government agency collateralized mortgage obligations	168,174	—	168,174	—
Private label collateralized mortgage obligations	13,042	—	13,042	—
Municipal securities	29,325	—	29,325	—
Other domestic debt securities	4,912	—	4,912	—
Interest rate caps	466	—	466	—
Total assets measured at fair value	$454,201	$—	$454,201	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$8,066	$—	$—	$8,066	$(622)
Non-covered foreclosed property	20,349	—	—	20,349	(5,770)
Covered foreclosed property	14,616	—	—	14,616	—
Total assets measured at fair value	$43,031	$—	$—	$43,031	$(6,290)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2010.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$51,154	$—	$51,154	$—
U.S. government agency notes	58,917	—	58,917	—
U.S. government agency mortgage-backed securities	47,325	—	47,325	—
U.S. government agency collateralized mortgage obligations	89,880	—	89,880	—
Private label collateralized mortgage obligations	16,894	—	16,894	—
Municipal securities	3,002	—	3,002	—
Other domestic debt securities	5,267	—	5,267	—
Interest rate caps	697	—	697	—
Total assets measured at fair value	$273,136	$—	$273,136	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010, Using
	Fair value at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$10,526	$—	$—	$10,526	$(4,395)
Non-covered foreclosed property	26,011	—	—	26,011	(1,481)
Covered foreclosed property	977	—	—	977	—
Total assets measured at fair value	$37,514	$—	$—	$37,514	$(5,876)

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

Non-covered and covered impaired loans—Impaired loans are measured and recorded at the fair value of the loan’s collateral on a nonrecurring basis as the impaired loans shown are collateral dependent. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Non-covered and covered foreclosed property—Foreclosed property is initially measured at fair value at acquisition and carried at the lower of this new cost basis or fair value on a nonrecurring basis. The foreclosed property shown is collateral dependent and, accordingly, is measured based on the fair value of such collateral. The fair value of collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the estimated cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

The Company is required to disclose estimated fair values for our financial instruments during annual and interim reporting periods. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of the disclosures regarding fair value of financial instruments. The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.

Cash and cash equivalents— The carrying amounts of cash and interest bearing deposits at other banks is assumed to be the fair value given the liquidity and short-term nature of these deposits.

Non-covered and covered loans—Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements. Loans were divided into four major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, (3) impaired loans, and (4) loans acquired in the Western Commercial Bank and San Luis Trust Bank acquisistions. We estimated the fair value of the loans that mature or re-price within three months, impaired loans and loans acquired in the Western Commercial Bank and San Luis Trust Bank acquisitions at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method, credit risk categories and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments and defaults, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

FDIC shared-loss asset—The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets discounted by a rate reflective of the creditworthiness of the FDIC as would be required by market.

Bank owned life insurance assets—Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Interest rate caps—The fair values of interest rate caps are estimated using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculations of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rates curves and volatilities. In addition, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the counterparties’ credit spreads, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the estimated fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

	For the years ended December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest bearing deposits with other banks	$61,432	$61,432	$88,003	$88,003
Securities available-for-sale	453,735	453,735	272,439	272,439
FHLB and other stock	11,567	11,567	9,458	9,458
Bank owned life insurance assets	12,670	12,670	12,232	12,232
Non-covered loans, net	918,356	822,081	930,704	777,059
Covered loans	135,412	137,147	53,878	53,878
FDIC shared-loss asset	68,083	68,083	16,725	16,725
Interest rate cap	466	466	697	697
Financial liabilities:
Demand deposits, money market and savings	$1,075,233	$1,075,233	$808,575	$808,575
Time certificates of deposit	350,036	351,815	347,713	350,787
FHLB advances and other borrowings	117,719	123,375	131,500	137,485
Junior subordinated debentures	26,805	14,173	26,805	14,617
FDIC shared-loss liability	3,757	3,757	988	988

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

NOTE 25—SUBSEQUENT EVENTS

On February 28, 2012, the Bank entered into a definitive agreement and plan of merger to acquire Premier Service Bank, a state-chartered commercial bank headquartered in Riverside, California for $2.0 million. As part of the merger, the Bank will acquire certain assets and assume certain liabilities and substantially all of the operations, including two full-service branches located in Riverside and Corona, California, of Premier Service Bank. The Bank will acquire approximately $140 million of assets, including $104 million of loans related to the transaction. The Bank will assume approximately $112 million of deposits related to the transaction. The transaction is expected to close in the third quarter of 2012.

    On February 28, 2012, the Company announced plans to realign branch offices within its banking regions, which includes the closing and consolidation of four branches located in Brea, Temecula, Thousand Oaks and Woodland Hills. The closing of the branches, which is scheduled for mid-year 2012, will result in pre-tax cost savings of approximately $1.4 million in 2012 and $2.7 million annually, thereafter. One-time charges related to the branch consolidation are not expected to be material.

NOTE 26—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2011 and 2010, and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2011.

Balance Sheet

	December 31,
	2011	2010
	(in thousands)
Cash and due from banks	$3,218	$4,500
Investment in subsidiary bank	246,977	218,924
Other assets	1,991	2,740

Total assets	$252,186	$226,164

Junior subordinated debentures	$26,805	$26,805
Other liabilities	2,274	1,318

Total liabilities	29,079	28,123

Shareholders’ equity:
Preferred stock	26,000	24,627
Common stock	292	282
Additional paid-in-capital	173,062	175,102
Treasury stock	—	(3,061)
Retained earnings	25,427	4,827
Accumulated other comprehensive loss	(1,674)	(3,736)

Total shareholders’ equity	223,107	198,041

Total liabilities and shareholders’ equity	$252,186	$226,164

Statements of Operations

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$88	$121	$204
Interest expense	1,342	1,736	1,884
Net interest expense	(1,254)	(1,615)	(1,680)
Other operating income	—	—	—
Other operating expense	2,757	1,278	2,590
Loss before equity in net income (loss) of the Bank	(4,011)	(2,893)	(4,270)
Equity in net income (loss) of subsidiaries	25,712	3,340	(1,925)
Income (loss) before income tax benefit	21,701	447	(6,195)
Income tax benefit	(1,682)	(963)	(1,534)
Net income (loss)	$23,383	$1,410	$(4,661)

Statements of Cash Flow

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$23,383	$1,410	$(4,661)
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in (net income) loss of subsidiaries, net	(25,712)	(3,340)	1,925
Stock-based compensation costs	1,630	542	1,018
Net increase (decrease) in other assets and other liabilities	1,113	(190)	900
Net cash provided by (used in) operations	414	(1,578)	(818)
Cash flows from investing activities:
Investment in subsidiary	—	(36,000)	(29,500)
Net cash used in investing activities	—	(36,000)	(29,500)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	14
Issuance of common stock	—	38,091	—
Repurchase of warrant	(599)	—	—
Purchases of treasury stock	—	—	(11)
Dividends paid on preferred stock	(1,097)	(1,250)	(1,132)
Net cash (used in) provided by financing activities	(1,696)	36,841	(1,129)
Net decrease in cash and cash equivalents	(1,282)	(737)	(31,447)
Cash and cash equivalents, beginning of year	4,500	5,237	36,684
Cash and cash equivalents, end of year	$3,218	$4,500	$5,237
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,317	$1,755	$1,756
Cash paid for income taxes, net	$8,200	$1,000	$(2,643)

NOTE 27 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2011, 2010 and 2009:

	2011 Quarters				2010 Quarters				2009 Quarters

	4th	3rd	2nd	1st	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(in thousands, except per share data)

Net interest income	$15,597	$15,618	$15,500	$12,779	$12,110	$11,107	$10,806	$10,673	$11,091	$11,396	$11,897	$10,670

Service charges, fees & other income	2,488	2,091	2,234	1,239	1,199	1,116	1,824	1,079	1,232	1,291	1,304	1,244

Gain on acquisitions	1,720	—	466	34,736	2,312	—	—	—	—	—	—	—

Gain (loss) on securities	2	209	490	(1,066)	(160)	1,181	130	114	1,217	1,639	1,435	671

Operating expenses	14,101	12,033	14,017	18,313	12,453	9,684	10,751	9,916	11,909	11,294	12,876	10,777

Provision for loan losses	796	1,550	500	2,500	1,199	3,618	1,766	1,754	6,350	4,117	1,110	5,069

Income (loss) before income tax	4,910	4,335	4,173	26,875	1,809	102	243	196	(4,719)	(1,085)	650	(3,261)
Income tax provision	2,048	1,819	1,756	11,287	727	38	96	79	(1,855)	(949)	433	(1,383)
Net income (loss)	$2,862	$2,516	$2,417	$15,588	$1,082	$64	$147	$117	$(2,864)	$(136)	$217	$(1,878)

Earnings (loss) per common share:

Basic	$0.09	$0.03	$0.07	$0.54	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.27)	$(0.04)	$(0.04)	$(0.18)

Diluted	$0.09	$0.03	$0.07	$0.54	$0.03	$(0.01)	$(0.01)	$(0.02)	$(0.27)	$(0.04)	$(0.04)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer/Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective.

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

As of December 31, 2011, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Moss Adams LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2011.

    (c) Report of Independent Registered Public Accounting Firm:

    The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

(d) Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item will appear in the proxy statement to be delivered to our stockholders in connection with the 2012 annual meeting of stockholders, or the 2012 Proxy Statement, and such information is herein incorporated by reference from the 2012 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item will appear in the 2012 Proxy Statement, and such information is herein incorporated by reference from the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will appear in the 2012 Proxy Statement, and such information is herein incorporated by reference from the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the 2012 Proxy Statement, and such information is herein incorporated by reference from the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will appear in the 2012 Proxy Statement, and such information is herein incorporated by reference from the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
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

2.4
Purchase and Assumption Agreement-Whole Bank, All Deposits, among the Federal Deposit Insurance Corporation, Receiver of San Luis Trust Bank, San Luis Obispo, California, the Federal Deposit Insurance Corporation and First California Bank, dated as of February 18, 2011 (Exhibit 2.1 to Form 8-K filed on February 25, 2011 by First California Financial Group, Inc. and incorporated herein by this reference).

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

3.5
Certificate of Designations with respect to the Series C Preferred Stock (Exhibit 4.2 to Form 8-K filed on July 15, 2011 by First California Financial Group, Inc. and incorporated herein by this reference).

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

4.11	Form of Certificate for the Non-Cumulative Perpetual Preferred Stock, Series C (filed herewith).

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

10.45*	Amendment to the First California Bank Split Dollar Agreement between the Bank and C.G. Kum, dated December 16, 2009 (filed herewith).

10.46*	Split Dollar Agreement between the Bank and Edmond Sahakian, dated April 24, 2006 (filed herewith).

10.47*	Change in Control Agreement between the Bank and Romolo Santarosa, dated December 16, 2009 (filed herewith).

10.48*	Change in Control Agreement between the Bank and Edmond Sahakian, dated December 16, 2009 (filed herewith).

10.49*	Change in Control Agreement between the Bank and Cheryl Knight, dated December 16, 2009 (filed herewith).

10.50*	Change in Control Agreement between the Bank and Donald Macaulay, dated December 16, 2009 (filed herewith).

10.51*	Change in Control Agreement between the Bank and William Schack, dated December 16, 2009 (filed herewith).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer Pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 15, 2012	By:	/s/ C. G. KUM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM	Director, President and Chief	March 15, 2012
C. G. Kum	Executive Officer (Principal Executive Officer)

/S/ ROMOLO SANTAROSA	Senior Executive Vice President and	March 15, 2012
Romolo Santarosa	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RICHARD D. ALDRIDGE	Director	March 15, 2012
Richard D. Aldridge

/S/ DONALD E. BENSON	Director	March 15, 2012
Donald E. Benson

/S/ JOHN W. BIRCHFIELD	Director	March 15, 2012
John W. Birchfield

/S/ JOSEPH N. COHEN	Director	March 15, 2012
Joseph N. Cohen

/S/ ROBERT E. GIPSON	Chairman of the Board of Directors	March 15, 2012
Robert E. Gipson

Signature	Title	Date

/S/ ANTOINETTE HUBENETTE, M.D.	Director	March 15, 2012
Antoinette Hubenette, M.D.

/S/ THOMAS TIGNINO	Director	March 15, 2012
Thomas Tignino