Form 10-Q
period 2012-03-31
First California Financial Group, Inc.
filed 2012-05-10
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,227,764 shares of Common Stock, $0.01 par value, as of May 8, 2012

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011

Cash and due from banks	$42,629	$40,202
Interest bearing deposits with other banks	31,280	21,230
Securities available-for-sale, at fair value	441,738	453,735
Non-covered loans, net	992,440	918,356
Covered loans	127,736	135,412
Premises and equipment, net	18,633	18,480
Non-covered foreclosed property	18,709	20,349
Covered foreclosed property	12,868	14,616
Goodwill	60,720	60,720
Other intangibles, net	13,293	13,887
FDIC shared-loss receivable	63,984	68,083
Cash surrender value of life insurance	12,776	12,670
Accrued interest receivable and other assets	39,509	34,924

Total assets	$1,876,315	$1,812,664

Non-interest checking	$516,945	$482,156
Interest checking	114,311	107,077
Money market and savings	492,323	486,000
Certificates of deposit, under $100,000	71,525	74,861
Certificates of deposit, $100,000 and over	275,931	275,175
Total deposits	1,471,035	1,425,269
Securities sold under agreements to repurchase	30,000	30,000
Federal Home Loan Bank advances	101,682	87,719
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	8,437	7,370
FDIC shared-loss liability	3,813	3,757
Accrued interest payable and other liabilities	6,965	8,637

Total liabilities	1,648,737	1,589,557

Commitments and Contingencies (Note 12)
Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	1,000	1,000
Series C - $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	25,000	25,000
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,267,465 shares issued at March 31, 2012 and 29,220,079 shares issued at December 31, 2011; 29,249,796 and 29,220,079 shares outstanding at March 31, 2012 and December 31, 2011, respectively	292	292
Additional paid-in capital	173,872	173,062
Treasury stock, 17,669 shares at cost at March 31, 2012 and no shares at December 31, 2011	(91)	-
Retained earnings	27,699	25,427
Accumulated other comprehensive loss	(194)	(1,674)

Total shareholders’ equity	227,578	223,107

Total liabilities and shareholders’ equity	$1,876,315	$1,812,664

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011

Interest and fees on loans	$16,990	$15,132
Interest on securities	1,771	1,311
Interest on federal funds sold and interest bearing deposits	36	69

Total interest income	18,797	16,512

Interest on deposits	1,371	2,342
Interest on borrowings	944	1,060
Interest on junior subordinated debentures	313	331

Total interest expense	2,628	3,733

Net interest income before provision for loan losses	16,169	12,779
Provision for non-covered loan losses	500	2,500

Net interest income after provision for loan losses	15,669	10,279

Service charges on deposit accounts and other banking-related fees	831	897
Earnings on cash surrender value of life insurance	107	110
Net gain on sale of securities	1	-
Impairment loss on securities	(28)	(1,066)
Loss on non-hedged derivatives	(111)	-
Gain on acquisition	-	34,736
Other income	1,646	232

Total noninterest income	2,446	34,909

Salaries and employee benefits	7,876	6,068
Premises and equipment	1,535	1,539
Data processing	801	1,061
Legal, audit, and other professional services	936	1,660
Printing, stationary, and supplies	83	96
Telephone	227	166
Directors’ expense	129	106
Advertising, marketing and business development	523	369
Postage	57	56
Insurance and regulatory assessments	481	663
Net (gain) loss on and expense of foreclosed property	(245)	5,252
Amortization of intangible assets	594	416
Other expenses	806	861

Total noninterest expense	13,803	18,313

Income before provision for income taxes	4,312	26,875
Provision for income taxes	1,727	11,287

Net income	$2,585	$15,588

Preferred stock dividends	$(313)	$(313)
Net income available to common stockholders	$2,272	$15,275

Net income per common share:
Basic	$0.08	$0.54
Diluted	$0.08	$0.54

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months ended March 31,
(in thousands)	2012	2011
Other comprehensive income:
Unrealized gain (loss) on interest rate cap	$(46)	$5
Unrealized gain on securities available for sale	2,580	674
Reclassification adjustment for securities gains included in net income	(1)	—

Other comprehensive income, before tax	2,533	679
Income tax expense related to items of other comprehensive income	(1,053)	(285)

Other comprehensive income, net of tax	1,480	394
Net income	2,585	15,588

Comprehensive income	$4,065	$15,982

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Net income	$2,585	$15,588
Adjustments to reconcile net income to net cash from operating activities:
Provision for non-covered loan losses	500	2,500
Stock-based compensation costs	810	90
Gain on acquisition	-	(34,736)
Gain on sales of securities	(1)	-
Gain on sales of loans	(50)	-
Net (gain)/loss on sale and valuation adjustments of foreclosed property	(448)	5,084
Impairment loss on securities	28	1,066
Amortization of net premiums on securities available-for-sale	1,477	1,074
Depreciation and amortization of premises and equipment	535	500
Amortization of intangible assets	594	416
Change in FDIC shared-loss asset	(1,165)	-
Loss on disposal of premises and equipment	2	-
Increase in cash surrender value of life insurance	(107)	(110)
Change in deferred taxes	1,067	496
Increase in accrued interest receivable and other assets, net of effects of acquisition	(5,091)	(257)
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(1,616)	(3,222)

Net cash used by operating activities	(880)	(11,511)

Purchases of securities available-for-sale, net of effects from acquisition	(41,750)	(37,576)
Proceeds from repayments and maturities of securities available-for-sale	46,875	39,003
Proceeds from sales of securities available-for-sale	8,024	-
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(10,050)	4,610
Loan originations and principal collections, net of effects of acquisition	(71,888)	11,152
Purchases of premises and equipment, net of effects of acquisition	(726)	(1,054)
Proceeds from sale of premises and equipment	1	-
Proceeds from redemption of Federal Home Loan Bank and other stock	480	475
Proceeds from FDIC shared-loss asset	5,264	-
Proceeds from sale of non-covered foreclosed property	1,777	45
Proceeds from sale of covered foreclosed property	5,975	2,334
Net cash acquired in acquisition	-	36,730

Net cash (used) provided by investing activities	(56,018)	55,719

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	34,790	(45,019)
Net increase in interest-bearing deposits, net of effects of acquisition	10,976	34,258
Net increase (decrease) in FHLB advances and other borrowings, net of effects of acquisition	13,963	(23,250)
Dividends paid on preferred stock	(313)	(313)
Purchases of treasury stock	(91)	-

Net cash provided (used) by financing activities	59,325	(34,324)

Change in cash and due from banks	2,427	9,884
Cash and due from banks, beginning of period	40,202	25,487

Cash and due from banks, end of period	$42,629	$35,371

Supplemental cash flow information:
Cash paid for interest	$2,603	$3,760
Cash paid for income taxes	$4,850	$1,370
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$1,494	$496
Net change in fair value of cash flow hedges, net of tax	$(14)	$2
Covered loans transferred to covered foreclosed property	$3,907	$1,401
Acquisitions:
Assets acquired	$-	$367,159
Liabilities assumed	$-	$346,007

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

On February 18, 2011, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of San Luis Trust Bank, or SLTB, located in San Luis Obispo, California, from the FDIC. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $367 million, including $139 million of loans, $99 million of cash and federal funds sold, $70 million of a FDIC shared-loss asset, $41 million of securities, $13 million of foreclosed property and $5 million of other assets. Liabilities with an estimated fair value of approximately $346 million were also assumed and recognized, including $266 million of deposits, $62 million of Federal Home Loan Bank advances, $15 million in a deferred tax liability, $3 million of a FDIC shared-loss liability and $0.4 million of other liabilities. The Bank recorded a pre-tax bargain purchase gain of $36.5 million in connection with this transaction. This transaction increased the number of the Bank’s full-service branch locations to 19 and the Bank fully integrated the former SLTB branch location into its full-service branch network in June 2011.

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

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three months ended March 31, 2011 include the effects of the FDIC-assisted SLTB transaction from the date of the acquisition. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012. In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2012 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the current year presentation.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the carrying amount of covered loans, the carrying amount of foreclosed property, the carrying amount of the FDIC shared-loss receivable and liability, the assessments for impairment related to goodwill and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-one quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.2 million at March 31, 2012 and $17.7 million at December 31, 2011.

Non-covered foreclosed property - We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit recoveries, up to the amount of previous charge-offs, if any, and then earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $18.7 million at March 31, 2012 and $20.3 million at December 31, 2011.

Covered foreclosed property - All foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement are referred to as “covered foreclosed property” and reported separately in our consolidated balance sheets. Covered foreclosed property is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs.

Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $12.9 million at March 31, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2012 or December 31, 2011. There were net deferred tax liabilities of $8.4 million at March 31, 2012 and $7.4 million at December 31, 2011.

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

FDIC shared-loss liability – Forty-five days following the tenth anniversary of the Western Commercial Bank, or WCB, and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.8 million at both March 31, 2012 and December 31, 2011.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2012 the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012 first quarter effectiveness assessment indicated that these instruments were effective.

At March 31, 2012, the Bank had $180 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2011, the annual assessment resulted in the conclusion that goodwill was not impaired. At March 31, 2012, an interim assessment was not performed as 2012 year-to-date results were not materially different than the estimates used in the year-end assessment and the March 31, 2012 stock price (and market capitalization) increased by 79 percent from year-end.

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

For the three months ended March 31, 2012, we recognized an other-than-temporary impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the same period in 2011, we recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was issued concurrently with IFRS 13, Fair Value Measurements, to provide mainly identical guidance about fair value measurement and disclosure requirements. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this ASU did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This standard eliminates the option to present components of comprehensive income as part of the statement of changes in stockholders’ equity. This standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. This ASU was deferred with the issuance of ASU 2011-12 discussed below.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

NOTE 3 – ACQUISITION

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the EPS Transaction Date. Results of operations for the year ended December 31, 2011 included the effects of the EPS acquisition from the EPS Transaction Date.

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

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. The gain was recognized as non-interest income in the Company’s Condensed Consolidated Statements of Operations. Non-interest expense for the second quarter of 2011 included integration and conversion expenses related to the EPS division acquisition of approximately $350,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Income.

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

Under the acquisition method of accounting, the Bank recorded the assets acquired and liabilities assumed based on their estimated fair values as of the SLTB Transaction Date. Results of operations for the year ended December 31, 2011 included the effects of the SLTB acquisition from the SLTB Transaction Date.

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

The Bank based the allocation of the purchase price above on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $34.4 million. The book value of net assets transferred to the Bank was $23.6 million (i.e., the cost basis). The pre-tax gain of $36.5 million or the after-tax gain of $21.1 million recognized by the Company is considered a bargain purchase transaction under ASC 805 “Business Combinations” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company’s Condensed Consolidated Statements of Operations. Non-interest expense for the first quarter of 2011 included integration and conversion expenses related to the SLTB acquisition of approximately $515,000. The “Salaries and employee benefits”, “Data processing” and “Legal, audit, and other professional services” categories were affected on the Company’s Condensed Consolidated Statements of Income.

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

NOTE 4 – SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$42,109	$5	$(7)	$42,107
U.S. government agency notes	45,143	36	(7)	45,172
U.S. government agency mortgage-backed securities	131,143	2,238	-	133,381
U.S. government agency collateralized mortgage obligations	174,907	788	(191)	175,504
Private label collateralized mortgage obligations	11,853	-	(1,337)	10,516
Municipal securities	29,378	871	(81)	30,168
Other domestic debt securities	7,129	-	(2,239)	4,890

Securities available-for-sale	$441,662	$3,938	$(3,862)	$441,738

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,151	$14	$(4)	$45,161
U.S. government agency notes	59,212	257	(23)	59,446
U.S. government agency mortgage-backed securities	132,141	1,616	(82)	133,675
U.S. government agency collateralized mortgage obligations	168,158	384	(368)	168,174
Private label collateralized mortgage obligations	15,853	-	(2,811)	13,042
Municipal securities	28,572	813	(60)	29,325
Other domestic debt securities	7,151	-	(2,239)	4,912

Securities available-for-sale	$456,238	$3,084	$(5,587)	$453,735

As of March 31, 2012, securities available-for-sale with a fair value of $51.7 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$24,066	$(7)	$-	$-	$24,066	$(7)
U.S. government agency notes	5,000	(7)	-	-	5,000	(7)
U.S. government agency collateralized mortgage obligations	53,311	(191)	-	-	53,311	(191)
Private-label collateralized mortgage obligations	-	-	11,853	(1,337)	11,853	(1,337)
Municipal securities	4,246	(81)	-	-	4,246	(81)
Other domestic debt securities	-	-	7,129	(2,239)	7,129	(2,239)
	$86,623	$(286)	$18,982	$(3,576)	$105,605	$(3,862)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$-	$-	$10,029	$(4)
U.S. government agency notes	10,000	(23)	-	-	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	-	-	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	-	-	99,894	(368)
Private-label collateralized mortgage obligations	-	-	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	-	-	4,039	(60)
Other domestic debt securities	-	-	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

Net unrealized holding gains were $76,000 at March 31, 2012 and net unrealized holding losses were $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, net unrealized holding gains were 0.02 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that, we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$3,643	$2,256
Reduction for securities sold	(663)	-
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	28	1,066
Ending balance	$3,008	$3,322

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $2.2 million at March 31, 2012. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security triple-C. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2012. Nineteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2012. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The majority of unrealized losses at March 31, 2012 relate to a type of mortgage-backed security also known as private-label CMOs. As of March 31, 2012, the par value of these securities was $13.4 million and the amortized cost basis, net of other-than-temporary impairment charges, was $11.9 million. At March 31, 2012, the fair value of these securities was $10.5 million, representing 2 percent of our securities portfolio. Gross unrealized losses related to these private-label CMO’s were $1.3 million, or 11 percent of the amortized cost basis of these securities as of March 31, 2012.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Two private-label CMOs had credit agency ratings of less than investment grade at March 31, 2012.  We performed discounted cash flow analyses for these two securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of March 31, 2012.  Based upon this analysis, we determined that neither of the two private-label CMO’s had further other-than-temporary impairment than what had been previously recognized. We had previously recognized a credit loss of $1.3 million on these two securities in prior periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses. For the three months ended March 31, 2012, we recognized a $28,000 impairment on a $1 million community development-related equity investment. We had previously recognized a credit loss of $433,000 on this investment in prior periods. For the three months ended March 31, 2011, we recognized a credit loss of $1.1 million related to our private-label CMO securities.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$57,330	$57,341
Due after one year through five years	32,501	32,484
Due after five years through ten years	90,258	91,584
Due after ten years	261,573	260,329
Total	$441,662	$441,738

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At March 31, 2012	At December 31, 2011
Commercial mortgage	$407,092	$393,376
Multifamily	227,355	187,333
Commercial loans and lines	170,075	180,421
Home mortgage	138,605	106,350
Construction and land loans	33,205	35,082
Home equity loans and lines of credit	29,513	28,645
Installment and credit card	4,749	4,896
Total loans	1,010,594	936,103
Allowance for loan losses	(18,154)	(17,747)
Loans, net	$992,440	$918,356

At March 31, 2012, loans with a balance of $714.2 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred loan costs of $5.7 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

Beginning balance	$17,747	$17,033
Provision for loan losses	500	2,500
Loans charged-off	(218)	(893)
Recoveries on loans previously charged-off	125	26

Ending balance	$18,154	$18,666

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended March 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Commercial			Construction	Home	Home
(in thousands)	Mortgage	Commercial	Multifamily	and Land	Mortgage	Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$6,091	$6,221	$2,886	$814	$1,274	$390	$71	$17,747
Charge-offs	(10)	(83)	-	-	(98)	-	(27)	(218)
Recoveries	1	124	-	-	-	-	-	125
Provision	(227)	(31)	426	(251)	571	(3)	15	500
Ending balance	$5,855	$6,231	$3,312	$563	$1,747	$387	$59	$18,154

Ending balance; individually
evaluated for impairment	$68	$3,811	$154	$10	$173	$-	$-	$4,216

Ending balance; collectively
evaluated for impairment	5,787	2,420	3,158	553	1,574	387	59	13,938
Non-covered loan balances:
Ending balance	$407,092	$170,075	$227,355	$33,205	$138,605	$29,513	$4,749	$1,010,594
Ending balance; individually
evaluated for impairment	$679	$14,350	$1,537	$194	$1,395	$-	$37	$18,192
Ending balance; collectively
evaluated for impairment	$406,413	$155,725	$225,818	$33,011	$137,210	$29,513	$4,712	$992,402

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

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans.  Total non-covered nonaccrual loans totaled $14.6 million at March 31, 2012 as compared to $13.9 million at December 31, 2011. The allowance for loan losses maintained for nonaccrual loans was $3.5 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively. Had these loans performed according to their original terms, additional interest income of $0.1 million and $0.3 million would have been recognized in the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the amounts and categories of our non-covered non-accrual loans at the dates indicated:

	At March 31, 2012	At December 31, 2011
	(Dollars in thousands)
Non-accrual loans
Aggregate loan amounts
Construction and land	$194	$-
Commercial mortgage	-	-
Multifamily	814	837
Commercial loans	12,121	11,594
Home mortgage	1,395	1,387
Installment	29	42

Total non-covered nonaccrual loans	$14,553	$13,860

Included in non-covered non-accrual loans at March 31, 2012 were ten restructured loans totaling $3.3 million. The ten loans consist of three home mortgage loans and seven commercial loans. No interest income was recognized on these loans for the three months ended March 31, 2012. We had no commitments to lend additional funds to these borrowers.

Included in non-covered non-accrual loans at December 31, 2011 were nine restructured loans totaling $2.8 million. The nine loans consist of one home mortgage loan and eight commercial loans. Interest income recognized on these loans was $34,000 for the twelve months ended December 31, 2011. We had no commitments to lend additional funds to these borrowers.

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

The table below presents the non-covered loan portfolio by credit quality indicator as of March 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$135,835	$979	$1,791	$-	$-	$138,605
Commercial mortgage	382,981	14,297	9,814	-	-	407,092
Construction and land	31,405	-	1,800	-	-	33,205
Multifamily	218,064	2,472	6,819	-	-	227,355
Commercial loans and lines	146,603	3,593	10,700	9,179	-	170,075
Home equity loans and lines	29,007	-	506	-	-	29,513
Installment	4,362	305	82	-	-	4,749
	$948,257	$21,646	$31,512	$9,179	$-	$1,010,594

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$103,239	$1,326	$1,785	$-	$-	$106,350
Commercial mortgage	366,078	17,798	9,500	-	-	393,376
Construction and land	31,623	196	3,263	-	-	35,082
Multifamily	178,064	2,972	6,297	-	-	187,333
Commercial loans and lines	155,850	4,030	11,937	8,604	-	180,421
Home equity loans and lines	28,139	-	506	-	-	28,645
Installment	4,516	268	112	-	-	4,896
	$867,509	$26,590	$33,400	$8,604	$-	$936,103

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$267	$1,006	$-	$1,273	$12,121	$156,681	$170,075
Commercial mortgage	667	-	-	667	-	406,425	407,092
Multifamily	-	-	-	-	814	226,541	227,355
Construction and land	-	-	-	-	194	33,011	33,205
Home mortgage	-	-	-	-	1,395	137,210	138,605
Home equity loans and lines	-	100	-	100	-	29,413	29,513
Installment	175	-	-	175	29	4,545	4,749
Total	$1,109	$1,106	$-	$2,215	$14,553	$993,826	$1,010,594

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$41	$1,071	$-	$1,112	$11,594	$167,715	$180,421
Commercial mortgage	648	-	-	648	-	392,728	393,376
Multifamily	1,010	-	-	1,010	837	185,486	187,333
Construction and land	-	-	-	-	-	35,082	35,082
Home mortgage	-	-	-	-	1,387	104,963	106,350
Home equity loans and lines	406	100	-	506	-	28,139	28,645
Installment	172	1	-	173	42	4,681	4,896
Total	$2,277	$1,172	$-	$3,449	$13,860	$918,794	$936,103

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $14.8 million and $20.4 million in the three months ended March 31, 2012 and 2011, respectively. Non-covered impaired loans were $18.2 million and $13.9 million at March 31, 2012 and December 31, 2011, respectively. Of the $18.2 million of non-covered impaired loans at March 31, 2012, $16.9 million had specific reserves totaling $4.2 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves totaling $3.1 million.

Impaired non-covered loans as of March 31, 2012 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$17,935	$356	$13,994	$14,350	$3,811	$14,039	$39
Commercial mortgage	678	-	679	679	68	680	11
Multifamily	1,537	-	1,537	1,537	154	1,543	18
Construction and land	194	-	194	194	10	65	-
Home mortgage	1,895	859	536	1,395	173	1,348	-
Installment	37	33	4	37	-	43	-
Total	$22,276	$1,248	$16,944	$18,192	$4,216	$17,718	$68

Impaired non-covered loans as of December 31, 2011 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$13,776	$471	$11,123	$11,594	$3,057	$9,374	$-
Multifamily	837	837	-	837	-	140	-
Home mortgage	1,887	1,387	-	1,387	-	1,035	-
Installment	42	42	-	42	-	4	-
Total	$16,542	$2,737	$11,123	$13,860	$3,057	$10,553	$-

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

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$

Commercial mortgage	2	$679	-	$-	2	$679
Commercial loans & lines	10	2,229	7	2,583	17	4,812
Multifamily	2	953	-	-	2	953
Home Mortgage	-	-	3	694	3	694
Installment	2	8	-	-	2	8
Total	16	$3,869	10	$3,277	26	$7,146

	December 31, 2011
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$

Commercial mortgage	6	$878	-	$-	6	$878
Commercial loans & lines	-	-	8	2,665	8	2,665
Multifamily	1	725	-	-	1	725
Home mortgage	-	-	1	158	1	158
Total	7	$1,603	9	$2,823	16	$4,426

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

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31, 2012
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	3	$1,986	-	$-	1	$74	4	$2,060
Commercial mortgage	-	-	-	-	1	26	1	26
Multifamily	-	-	-	-	1	237	1	237
Home mortgage	-	-	-	-	2	538	2	538
Installment	-	-	-	-	1	4	1	4
Total	3	$1,986	-	$-	6	$879	9	$2,865

	Three months ended March 31, 2012
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	3	$1,986	-	$-	1	$74	4	$2,060
Commercial mortgage	-	-	-	-	1	26	1	26
Multifamily	-	-	-	-	1	237	1	237
Home mortgage	-	-	-	-	2	538	2	538
Installment	-	-	-	-	1	4	1	4
Total	3	$1,986	-	$-	6	$879	9	$2,865

	Three months ended March 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	-	$-	1	$44	1	$18	2	$62
Total	-	$-	1	$44	1	$18	2	$62

	Three months ended March 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	-	$-	1	$44	1	$18	2	$62
Total	-	$-	1	$44	1	$18	2	$62

During the three months ended March 31, 2012, no loans modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date. There were no loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructure date during the three months ended March 31, 2011.

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

The following table reflects the estimated fair value of the acquired loans at the acquisition dates.

	Western Commercial	San Luis Trust Bank
	November 5, 2010	February 18, 2011	Total

Home mortgage	$2,484	$64,524	$67,008
Commercial mortgage	25,920	15,948	41,868
Construction and land loans	7,599	23,395	30,994
Multifamily	-	18,450	18,450
Commercial loans and lines of credit	19,486	2,353	21,839
Home equity loans and lines of credit	-	13,669	13,669
Installment and credit card	-	453	453
Total	$55,489	$138,792	$194,281

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

The following tables present the changes in the accretable yield for the three months ended March 31, 2012 and 2011 for each respective acquired loan portfolio.

	Three months ended March 31, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$9,399	$55,318	$64,717
Accretion to interest income	(1,081)	(3,095)	(4,176)
Reclassifications (to)/from nonaccretable difference	637	(5,449)	(4,812)
Balance, end of period	$8,955	$46,774	$55,729

	Three months ended March 31, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,457	$-	$5,457
Additions resulting from acquisition	-	31,885	31,885
Accretion to interest income	(1,204)	(1,077)	(2,281)
Reclassifications (to)/from nonaccretable difference	-	-	-
Balance, end of period	$4,253	$30,808	$35,061

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2012	At December 31, 2011

Commercial mortgage	$36,372	$37,804
Home mortgage	34,440	36,736
Construction and land loans	21,520	22,875
Multifamily	14,678	15,944
Commercial loans and lines of credit	10,682	11,206
Home equity loans and lines of credit	10,044	10,841
Installment and credit card	-	6

Total covered loans	$127,736	$135,412

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $64.0 million at March 31, 2012 and $68.1 million at December 31, 2011.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the three months ended March 31, 2012.

	Three months ended March 31, 2012
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	358	616	974
Cash payments received from FDIC	(1,282)	(3,982)	(5,264)
Net accretion	8	183	191

Balance, end of period	$8,243	$55,741	$63,984

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.8 million at March 31, 2012 and December 31, 2011.

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

On the acquisition dates, the amounts by which the undiscounted expected cash flows exceeded the estimated fair value of the acquired loans is the accretable yield. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the carrying value of the pool and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the carrying value of the pool and are recognized by recording a provision for credit losses and establishing an allowance for credit losses. As the accretable yield increases due to cash flow expectations, the offset is a change to the nonaccretable difference.

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

At March 31, 2012 and December 31, 2011, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$1,226	$99	$-	$1,325	$1,348	$8,009	$10,682
Commercial mortgage	302	-	799	1,101	3,012	32,259	36,372
Multifamily	-	-	-	-	2,866	11,812	14,678
Construction and land	-	-	-	-	4,801	16,719	21,520
Home mortgage	1,010	-	-	1,010	5,279	28,151	34,440
Home equity loans and lines	-	-	-	-	101	9,943	10,044
Total	$2,538	$99	$799	$3,436	$17,407	$106,893	$127,736

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$109	$-	$-	$109	$1,338	$9,759	$11,206
Commercial mortgage	-	-	-	-	3,043	34,761	37,804
Multifamily	97	-	-	97	3,670	12,177	15,944
Construction and land	755	-	-	755	3,920	18,200	22,875
Home mortgage	793	909	511	2,213	6,389	28,134	36,736
Home equity loans and lines	243	-	-	243	187	10,411	10,841
Installment	-	-	-	-	-	6	6
Total	$1,997	$909	$511	$3,417	$18,547	$113,448	$135,412

The table below presents the covered loan portfolio by credit quality indicator as of March 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$10,069	$5,477	$18,894	$-	$-	$34,440
Commercial mortgage	20,083	7,609	8,680	-	-	36,372
Construction and land	3,405	3,934	14,181	-	-	21,520
Multifamily	7,626	-	7,052	-	-	14,678
Commercial loans and lines of credit	4,008	2,007	4,667	-	-	10,682
Home equity loans and lines	7,927	1,366	751	-	-	10,044

	$53,118	$20,393	$54,225	$-	$-	$127,736

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$11,213	$5,953	$19,570	$-	$-	$36,736
Commercial mortgage	17,888	10,737	9,179	-	-	37,804
Construction and land	4,447	4,129	14,299	-	-	22,875
Multifamily	9,247	-	6,697	-	-	15,944
Commercial loans and lines of credit	3,076	2,057	5,952	121	-	11,206
Home equity loans and lines	8,513	1,327	1,001	-	-	10,841
Installment	2	-	4	-	-	6

	$54,386	$24,203	$56,702	$121	$-	$135,412

NOTE 7 – FORECLOSED PROPERTY

 Non-covered foreclosed property at March 31, 2012 consists of a $13.1 million completed office complex project consisting of 14 buildings in Ventura County, $2.8 million of unimproved property consisting of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.8 million industrial building in Costa Mesa, California. The remainder represents one multifamily property and one single-family residence in Southern California.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	7	$20,349	8	$26,011
New properties added	-	-	-	-
Valuation allowances	-	-	-	(5,111)
Sales of properties	(2)	(1,640)	-	(45)
Ending balance	5	$18,709	8	$20,855

Covered foreclosed property at March 31, 2012 was $12.9 million and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	49	$14,616	2	$977
New properties acquired	-	-	22	11,052
New properties added	5	3,907	1	1,401
Sales of properties	(20)	(5,655)	(4)	(2,334)
Ending balance	34	$12,868	21	$11,096

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at March 31, 2012 and at December 31, 2011.  No impairment loss was recognized for the three-month periods ended March 31, 2012 and March 31, 2011.

Core deposit intangibles, net of accumulated amortization, were $8.1 million at March 31, 2012 and $8.5 million at December 31, 2011.  Amortization expense for the three months ended March 31, 2012 was $404,000 and for the three months ended March 31, 2011 was $316,000.

Trade name intangible, net of accumulated amortization, was $2.0 million at March 31, 2012 and $2.1 million at December 31, 2011. Amortization expense for the three months ended March 31, 2012 and 2011 was $100,000 in each period.

The contracts and customer relationship intangible related to the EPS division, net of accumulated amortization, was $3.2 million at March 31, 2012 and $3.3 million at December 31, 2011. Amortization expense was $90,000 for the three months ended March 31, 2012 and zero for the same period in 2011.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITY

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2012 and December 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$129	Other Assets	$175	Other Liabilities	$-	Other Liabilities	$-

Total derivatives designated as hedging instruments		$129		$175		$-		$-
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$330	Other Assets	$291	Other Liabilities	$-	Other Liabilities	$-

Total derivatives not designated as hedging instruments		$330		$291		$-		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2012, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. One of the caps is forward-starting and was not in effect during the three months ended March 31, 2012.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the three months ended March 31, 2012 and 2011.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $86,530 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. As of March 31, 2012, the Company had nine interest rate caps with an aggregate notional amount of $180 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
				(in thousands)			(in thousands)
Interest Rate Products	$(14)	$5	Interest income	$(12)	$(2)	Other non-interest income	$-	$-

Total	$(14)	$5		$(12)	$(2)		$-	$-

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011

Interest Rate Products	Other non-interest income	$(111)	$-

Total		$(111)	$-

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of March 31, 2012, the Company did not have any derivatives that were in a net liability position related to these agreements.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. For the three months ended March 31, 2012 and 2011, common stock equivalents totaling approximately 583,790 and 721,825 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2012		2011
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic

Net income as reported	$2,585	$2,585	$15,588	$15,588
Less preferred stock dividend declared	(313)	(313)	(313)	(313)
Net income available to common shareholders	$2,272	$2,272	$15,275	$15,275
Weighted average common shares outstanding-Basic	29,236	29,236	28,178	28,178
Restricted stock	410	-	29	-
Convertible preferred stock	328	-	312	-
Weighted average common shares outstanding-Diluted	29,974	29,236	28,519	28,178
Net income per common share – basic and diluted	$0.08	$0.08	$0.54	$0.54

NOTE 11 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at March 31, 2012.

		Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2012, Using
	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$42,107	$-	$42,107	$-
U.S. government agency notes	45,172	-	45,172	-
U.S. government agency mortgage-backed securities	133,381	-	133,381	-
U.S. government agency collateralized mortgage obligations	175,504	-	175,504	-
Private label collateralized mortgage obligations	10,516	-	10,516	-
Municipal securities	30,168	-	30,168	-
Other domestic debt securities	4,890	-	4,890	-
Interest rate caps	459	-	459	-

Total assets measured at fair value	$442,197	$-	$442,197	$-

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2012, Using
	Fair value at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$12,728	$-	$-	$12,728	$(98)
Non-covered foreclosed property	18,709	-	-	18,709	-
Covered foreclosed property	12,868	-	-	12,868	-

Total assets measured at fair value	$44,305	$-	$-	$44,305	$(98)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,161	$-	$45,161	$-
U.S. government agency notes	59,446	-	59,446	-
U.S. government agency mortgage-backed securities	133,675	-	133,675	-
U.S. government agency collateralized mortgage obligations	168,174	-	168,174	-
Private label collateralized mortgage obligations	13,042	-	13,042	-
Municipal securities	29,325	-	29,325	-
Other domestic debt securities	4,912	-	4,912	-
Interest rate caps	466	-	466	-

Total assets measured at fair value	$454,201	$-	$454,201	$-

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$8,066	$-	$-	$8,066	$(622)
Non-covered foreclosed property	20,349	-	-	20,349	(5,770)
Covered foreclosed property	14,616	-	-	14,616	-

Total assets measured at fair value	$43,031	$-	$-	$43,031	$(6,290)

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended March 31, 2012. There have been no changes in valuation techniques for the quarter ended March 31, 2012 and are consistent with techniques used in prior periods.

The following methods were used to estimate the fair value of each class of financial instrument above:

Available-for-sale securities-Fair values for securities are based on quoted market prices of identical securities, where available (Level 1). When quoted prices of identical securities are not available, the fair value estimate is based on quoted market prices of similar securities, adjusted for differences between the securities (Level 2). Adjustments may include amounts to reflect differences in underlying collateral, interest rates, estimated prepayment speeds, and counterparty credit quality. In determining the fair value the securities categorized as Level 2, the Company obtains a report from a nationally recognized broker-dealer detailing the fair value of each security in our portfolio as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. The Company reviews the market prices provided by the broker-dealer for our securities for reasonableness based upon our understanding of the marketplace and we consider any credit issues relating to the bonds. As the Company has not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Impaired loans-Impaired loans are measured and recorded at the fair value of the loan’s collateral on a nonrecurring basis as the impaired loans shown are collateral dependent. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

Foreclosed property-Foreclosed property is initially measured at fair value at acquisition and carried at the lower of this new cost basis or fair value on a nonrecurring basis. The foreclosed property shown is collateral dependent and, accordingly, is measured based on the fair value of such collateral. The fair value of collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the estimated cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 3 measurement.

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

Cash and cash equivalents- The carrying amounts of cash and interest bearing deposits at other banks is assumed to be the fair value given the liquidity and short-term nature of these deposits.

Loans-Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value to be disclosed under fair value disclosure requirements. Loans were divided into four major groups. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, (3) impaired loans, and (4) loans acquired in the Western Commercial Bank and San Luis Trust Bank acquisitions. We estimated the fair value of the loans that mature or re-price within three months, impaired loans and loans acquired in the Western Commercial Bank and San Luis Trust Bank acquisitions at their carrying value. We used discounted cash flow methodology to estimate the fair value of loans that amortize or mature in more than three months. We developed pools of these loans based on similar characteristics such as underlying type of collateral, fixed or adjustable rate of interest, payment or amortization method, credit risk categories and other factors. We projected monthly principal and interest cash flows based on the contractual terms of the loan, adjusted for assumed prepayments and defaults, and discounted these at a rate that considered funding costs, a market participant’s required rate of return and adjusted for servicing costs and a liquidity discount. Loans are not normally purchased and sold by the Company, and there are no active trading markets for much of this portfolio.

FDIC shared-loss asset-The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets discounted by a rate reflective of the creditworthiness of the FDIC as would be required by market.

Bank owned life insurance assets-Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

Interest rate caps-The fair values of interest rate caps are estimated using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculations of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rates curves and volatilities. In addition, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties’ credit spreads to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the counterparties’ credit spreads, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. In adjusting the estimated fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.  The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Deposits-The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances and other borrowings-The fair value of the FHLB advances and other borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debentures-The fair value of the debentures is estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet instruments-Off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

As of March 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$73,909	$73,909	$-	$-	$73,909
Securities available-for-sale	441,738	-	441,738	-	441,738
FHLB and other stock	11,060	-	-	11,060	11,060
Bank owned life insurance assets	12,776	12,776	-	-	12,776
Non-covered loans, net	992,440	-	-	887,499	887,499
Covered loans	127,736	-	-	129,374	129,374
FDIC shared-loss asset	63,984	-	-	63,984	63,984
Interest rate cap	459	-	-	459	459
Financial liabilities:
Demand deposits, money market and savings	1,123,579	$1,123,579	$-	$-	1,123,579
Time certificates of deposit	347,456	-	349,228	-	349,228
FHLB advances and other borrowings	131,682	-	137,729	-	137,729
Junior subordinated debentures	26,805	-	-	14,173	14,173
FDIC shared-loss liability	3,813	-	-	3,813	3,813

As of December 31, 2011	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$61,432	$61,432	$-	$-	$61,432
Securities available-for-sale	453,735	-	453,735	-	453,735
FHLB and other stock	11,567	-	-	11,567	11,567
Bank owned life insurance assets	12,670	12,670	-	-	12,670
Non-covered loans, net	918,356	-	-	822,081	822,081
Covered loans	135,412	-	-	137,147	137,147
FDIC shared-loss asset	68,083	-	-	68,083	68,083
Interest rate cap	466	-	-	466	466
Financial liabilities:
Demand deposits, money market and savings	$1,075,233	$1,075,233	$-	$-	$1,075,233
Time certificates of deposit	350,036	-	351,815	-	351,815
FHLB advances and other borrowings	117,719	-	123,375	-	123,375
Junior subordinated debentures	26,805	-	-	14,173	14,173
FDIC shared-loss liability	3,757	-	-	3,757	3,757

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s outstanding commitments:

	March 31,	December 31,
	2012	2011
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$171,273	$159,530
Commercial and standby letters of credit	1,531	1,475

	$172,804	$161,005

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

As of March 31, 2012 and December 31, 2011, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

The Bank moved to dismiss the complaint in the Wardlaw Action on November 30, 2011. On December 6, 2011, the Wardlaw Action was designated as complex and transferred to the Superior Court’s complex litigation division. A hearing on the motion to dismiss is set for May 31, 2012. All other proceedings in the Wardlaw Action are stayed pending a status conference scheduled for May 31, 2012. The Correa and Sanchez Actions, which were related to the Wardlaw Action and the interpleader on April 19, 2012, are stayed pending a status conference on May 31, 2012. At this state of the cases, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the actions vigorously.

On September 23, 2011, the Bank filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC470182), pursuant to which the Bank interplead the sum of $2,539,049 as the amounts on deposit in accounts at the Bank that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the “Interpleader Action”). On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court’s complex litigation division. The Interpleader Action is stayed pending a status conference scheduled for May 31, 2012. On November 18, 2011, Defendants Ted Lieu, as Treasurer for Ted Lieu for Assembly 2008, Ted Lieu for State Senate 2011, Ted Lieu for State Senate 2014, Friends of Lieu 2010, Friends of Ted Lieu, and Assembly Ted Lieu Office Holder Account (the “Lieu Defendants”) filed a cross-complaint against the Bank and other defendants named in the Wardlaw Action, including Ms. Durkee, alleging substantially the same facts and causes of action as plaintiffs in the Wardlaw, Correa and Sanchez Actions. On March 5, 2012, the Lieu Defendants entered a request for dismissal of their cross-complaint.

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

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in our 2011 Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

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

At March 31, 2012, we had consolidated total assets of $1.9 billion, total loans of $1.1 billion, deposits of $1.5 billion and shareholders’ equity of $227.6 million. At December 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $223.1 million.

For the first quarter of 2012, we had net income of $2.6 million, compared with net income of $15.6 million for the first quarter of 2011.  The higher net income for the 2011 first quarter was due largely to a pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After a dividend payment on our Series C preferred shares of $312,500 in the first quarter of 2012 and a dividend payment of $312,500 on our Series B preferred shares in the first quarter of 2011, we recorded net income per diluted common share of $0.08 for the 2012 first quarter compared with net income per diluted common share of $0.54 for the 2011 first quarter.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-one quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.2 million at March 31, 2012 and was $17.7 million at December 31, 2011.

Non-covered foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $18.7 million at March 31, 2012 and $20.3 million at December 31, 2011.

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

Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $12.9 million at March 31, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2012 or December 31, 2011. There were net deferred tax liabilities of $8.4 million at March 31, 2012 and $7.4 million at December 31, 2011.

 FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $64.0 million at March 31, 2012 and $68.1 million at December 31, 2011.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million at both March 31, 2012 and December 31, 2011.

 Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2012, we had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012 first quarter effectiveness assessment indicated that these instruments were effective.

At March 31, 2012, the Bank had $180 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. Derivatives not designated as hedges are marked-to-market each period through earnings. The estimated fair value of these interest rate caps was $330,000 at March 31, 2012 and $291,000 at December 31, 2011.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. No events occurred or circumstances changed since December 31, 2011 which indicated there was a change in the implied fair value of the goodwill.

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

For the three months ended March 31, 2012, we recognized a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment.  For the same period in 2011, we recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities.

Results of operations – for the three months ended March 31, 2012 and 2011

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

Our net interest income for the three months ended March 31, 2012 increased 27 percent to $16.2 million from $12.8 million for the same period last year. The 27 percent increase in net interest income was due to higher level of loans and securities, improved loan yields as well as a decrease in rates paid on interest-bearing liabilities. Interest income for the 2012 first quarter was $18.8 million, up $2.3 million from $16.5 million for the 2011 first quarter. The increase was due primarily to higher average balances of loans and securities. Interest expense for the 2012 first quarter was $2.6 million, down $1.1 million from $3.7 million for the 2011 first quarter. The decrease was due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the first quarter of 2012 was 4.14 percent compared with 3.52 percent for the same quarter last year. Compared with the first quarter a year ago, our net interest margin increased by 62 basis points due to the positive effects from higher levels of loans and lower rates paid on interest-bearing deposits and borrowings. The yield on interest-earning assets for the first quarter of 2012 was 4.80 percent, up 26 basis points from 4.54 percent for the first quarter a year ago. The cost of our interest-bearing liabilities was 0.95 percent for the 2012 first quarter, down 35 basis points from 1.30 percent for the first quarter a year ago.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three months ended March 31, 2012 and 2011.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate

Loans (1)	$1,097,748	$16,990	6.22%	$1,079,248	$15,132	5.69%
Securities	445,698	1,771	1.66%	295,416	1,311	1.78%
Federal funds sold and deposits with banks	37,359	36	0.39%	100,472	69	0.28%

Total earning assets	1,580,805	$18,797	4.80%	1,475,136	$16,512	4.54%

Non-earning assets	276,047			248,265

Total average assets	$1,856,852			$1,723,401

Interest bearing checking	$105,684	$54	0.21%	$96,460	$90	0.38%
Savings and money market	493,472	659	0.54%	435,508	1,104	1.03%
Certificates of deposit	347,503	658	0.76%	472,913	1,148	0.98%

Total interest bearing deposits	946,659	1,371	0.58%	1,004,881	2,342	0.95%

Borrowings	131,104	944	2.90%	142,534	1,060	3.02%
Junior subordinated debentures	26,805	313	4.67%	26,805	331	4.90%

Total borrowed funds	157,909	1,257	3.19%	169,339	1,391	3.34%

Total interest bearing funds	1,104,568	$2,628	0.95%	1,174,220	$3,733	1.30%

Noninterest checking	502,340			331,975
Other liabilities	24,366			14,275
Shareholders’ equity	225,578			202,931

Total liabilities and shareholders’ equity	$1,856,852			$1,723,401

Net interest income		$16,169			$12,779
Net interest margin (tax equivalent) (2)			4.14%			3.52%
___________

(1)
Yields and amounts earned on loans include loan fees/discount accretion of $1.6 million and $0 for the three months ended March 31, 2012 and 2011, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $14.5 million and $21.5 million for the respective periods.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended March 31, 2012 to 2011 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$1,599	$259	$1,858
Interest on securities	(207)	667	460
Interest on Federal funds sold and deposits with banks	10	(43)	(33)

Total interest income	1,402	883	2,285

Interest expense
Interest on deposits	836	135	971
Interest on borrowings	31	85	116
Interest on junior subordinated debentures	18	-	18

Total interest expense	885	220	1,105

Net interest income	$2,287	$1,103	$3,390

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $0.5 million for the three months ended March 31, 2012 compared with $2.5 million for the three months ended March 31, 2011. The provision for loan losses declined from the prior period because of the improvement in the mix of loans.  The provision for loan losses relates to the non-covered loan portfolio; there was no provision required for the covered loan portfolio for the three months ended March 31, 2012 or March 31, 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $2.4 million for the 2012 first quarter compared with $34.9 million for the same period a year ago. The 2011 first quarter amount reflects the $34.7 million pre-tax bargain purchase gain on the FDIC-assisted SLTB acquisition.

The following table presents a summary of noninterest income:

	For the three months ended March 31,
	2012	2011
	(in thousands)

Service charges on deposit accounts	$831	$897
Earnings on cash surrender value of life insurance	107	110
Net gain on sale of securities	1	-
Impairment loss on securities	(28)	(1,066)
Loss on non-hedged derivatives	(111)	-
Gain on acquisition	-	34,736
Other income	1,646	232

Total noninterest income	$2,446	$34,909

Our service charges on deposit accounts for the three months ended March 31, 2012 decreased to $0.8 million, down 7 percent from $0.9 million for the three months ended March 31, 2011. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

In the first quarter of 2012, we sold $8.7 million of securities and realized net gains of $1,000. In the first quarter of 2011, we did not sell any securities.

We recognized a permanent loss of $28,000 in the first quarter of 2012 on a $1.0 million community development-related equity investment. We recognized an other-than-temporary impairment loss of $1.1 million in the first quarter of 2011 on two private-label CMO securities. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

At the end of the 2012 first quarter, we had a $180 million notional amount portfolio of forward-starting one-year interest rate caps, up from $120 million at the end of 2011. We had no interest rate caps in the corresponding period a year ago. The estimated fair value of these interest rate caps were $330,000 at March 31, 2012 and $291,000 at December 31, 2011.

Other income for the three months ended March 31, 2012 was $1.6 million, up from $0.2 million in the same period in 2011. The increase reflects the increase in fee income from the new EPS division acquired on April 8, 2011.

Noninterest expense

Our noninterest expense for the three months ended March 31, 2012 was $13.8 million compared with $18.3 million for the three months ended March 31, 2011. Salaries and employee benefits for the 2012 first quarter increased $1.8 million, or 30 percent, to $7.9 million from $6.1 million for the 2011 first quarter. The increase reflects the workforce increases from the FDIC-assisted acquisition of SLTB and the acquisition of the EPS division.  We had 296 employees as of March 31, 2012 compared with 260 at the end of the year ago period.

The 2011 first quarter also included integration and conversion expenses related to the FDIC-assisted SLTB acquisition of approximately $515,000. These charges affected the “Salaries and employee benefits”, “Data processing”, and “Legal, audit, and other professional services” categories in the table below.

The net gain on and expense of foreclosed property was $245,000 compared to the net loss and expense of foreclosed property of $5.3 million in the first quarter of 2011. A year ago, we recognized valuation allowances of $5.1 million on our two largest foreclosed properties.

The following table presents a summary of noninterest expense:

	For the three months ended March 31,
	2012	2011
	(in thousands)

Salaries and employee benefits	$7,876	$6,068
Premises and equipment	1,535	1,539
Data processing	801	1,061
Legal, audit, and other professional services	936	1,660
Printing, stationery, and supplies	83	96
Telephone	227	166
Directors’ expense	129	106
Advertising, marketing and business development	523	369
Postage	57	56
Insurance and regulatory assessments	481	663
Net (gain) loss on and expense of foreclosed property	(245)	5,252
Amortization of intangible assets	594	416
Other expenses	806	861

Total noninterest expense	$13,803	$18,313

Our efficiency ratio was 72 percent for the first quarter of 2012 compared with 87 percent for the first quarter of 2011. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, (gain) loss on and expense of foreclosed property and integration/conversion expenses to the sum of net interest income and noninterest income, excluding gains or losses on securities and gains on acquisitions. The improvement in the efficiency ratio for the first quarter of 2012 as compared to the first quarter of 2011 was due primarily to revenues growing at a faster pace than operating expenses.

Income taxes

The income tax provision was $1.7 million for the three months ended March 31, 2012 compared with $11.3 million for the same period in 2011. The combined federal and state effective tax rate for the three months ended March 31, 2012 was 40.0 percent compared with 42.0 percent for the same period in 2011.

Financial position – March 31, 2012 compared with December 31, 2011

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

We manage credit risk through Board-approved policies and procedures. At least annually, the Board of Directors reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established. Management’s Loan Committee meets regularly to approve certain loans, monitor delinquencies and reports quarterly to the Director’s Credit Review Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans increased $74.4 million, or 8 percent, to $1.0 billion at March 31, 2012 from $936.1 million at December 31, 2011.

(in thousands)	At March 31, 2012	At December 31, 2011

Commercial mortgage	$407,092	$393,376
Multifamily mortgage	227,355	187,333
Commercial loans and lines of credit	170,075	180,421
Home mortgage	138,605	106,350
Construction and land development	33,205	35,082
Home equity loans and lines of credit	29,513	28,645
Installment and credit card	4,749	4,896

Total loans	1,010,594	936,103
Allowance for loan losses	(18,154)	(17,747)

Loans, net	$992,440	$918,356

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

Commercial mortgage loans, the largest segment of our portfolio, were 40 percent of total non-covered loans at March 31, 2012 compared with 42 percent at December 31, 2011. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have historically been office, industrial, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Non-covered commercial mortgage loans by region/county (in thousands)	At March 31, 2012	At December 31, 2011
Southern California
Los Angeles	$183,646	$182,282
Orange	30,272	27,151
Ventura	125,620	122,921
Riverside	27,428	22,041
San Bernardino	13,365	15,538
San Diego	16,290	14,170
Santa Barbara	224	225
Total Southern California	396,845	384,328

Northern California
Alameda	342	343
Alpine	-	569
Contra Costa	352	354
Fresno	2,394	2,404
Imperial	331	335
Kern	650	672
Madera	517	521
Placer	601	603
Sacramento	327	333
San Luis Obispo	1,833	-
San Mateo	2,353	2,363
Solano	263	265
Tulare	284	286
Total Northern California	10,247	9,048
Total non-covered commercial mortgage loans	$407,092	$393,376

The following table shows the distribution of our non-covered commercial mortgage loans by property type.

Non-covered commercial mortgage loans by property type (in thousands)	At March 31, 2012	At December 31, 2011

Industrial/warehouse	$115,645	$113,480
Office	86,221	87,136
Retail	67,670	64,646
Hotel	22,218	23,746
Self storage	19,815	19,752
Medical	19,964	14,043
Mixed use	14,029	12,343
Restaurant	8,466	7,771
Assisted living	7,082	5,649
All other	45,982	44,810
Total non-covered commercial mortgage loans	$407,092	$393,376

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2016 and
Year	2012	2013	2014	2015	Thereafter	Total

2006 and earlier	$2,069	$1,678	$12,230	$4,151	$113,606	$133,734
2007	12,936	730	7,486	-	31,234	52,386
2008	11,940	1,897	246	118	46,055	60,256
2009	1,482	-	5,689	82	51,214	58,467
2010	92	310	-	2,885	27,924	31,211
2011	51	-	-	-	49,706	49,757
2012	2,109	531	6	-	18,635	21,281
Total	$30,679	$5,146	$25,657	$7,236	$338,374	$407,092

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.25. The weighted average loan-to-value percentage of our commercial real estate portfolio was 59.3 percent and the weighted average debt service coverage ratio was 1.74 at March 31, 2012. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily mortgage loans represent the next largest category of non-covered loans and were 22 percent of total non-covered loans at March 31, 2012, up from 20 percent as of December 31, 2011.  Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 61.1 percent and the weighted average debt service coverage ratio was 1.43 for our multifamily portfolio at March 31, 2012. Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multifamily mortgage loans by region/county (in thousands)	At March 31, 2012	At December 31, 2011
Southern California
Los Angeles	$130,735	$107,580
Orange	15,558	15,638
Ventura	11,149	6,942
Riverside	495	496
San Bernardino	3,973	3,989
San Diego	20,557	20,965
Santa Barbara	4,863	1,853
Total Southern California	187,330	157,463

Northern California
Alameda	9,628	7,247
Calaveras	1,333	1,337
Contra Costa	610	613
Fresno	238	239
Kern	2,515	2,538
Merced	647	650
Monterey	372	373
Mono	222	224
San Francisco	5,544	4,228
San Luis Obispo	922	-
San Mateo	1,460	-
Santa Clara	16,199	12,085
Santa Cruz	335	336
Total Northern California	40,025	29,870
Total non-covered multifamily mortgage loans	$227,355	$187,333

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year
(in thousands)
	Year of maturity
Origination					2016 and
Year	2012	2013	2014	2015	Thereafter	Total

2006 and earlier	$-	$1,086	$942	$-	$12,912	$14,940
2007	-	-	-	-	9,514	9,514
2008	-	-	-	-	41,142	41,142
2009	230	-	-	-	39,785	40,015
2010	-	-	-	-	8,618	8,618
2011	-	-	-	-	70,303	70,303
2012	-	718	-	-	42,105	42,823
Total	$230	$1,804	$942	$-	$224,379	$227,355

Commercial loans represent the next largest category of loans and were 17 percent of total non-covered loans at March 31, 2012, down from 19 percent at December 31, 2011. Unused commitments on commercial loans were $122.2 million at March 31, 2012 compared with $110.9 million at December 31, 2011. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At March 31, 2012, five loans under these facilities had outstanding balances of $15.2 million. These loans consist of four motion picture and video production loan participations and a $0.9 million healthcare facility loan participation. At March 31, 2012, we also have a commitment of $10.0 million for one other motion picture and video production facility with no outstanding balance. Below is a table of our non-covered commercial loans by business sector.

Non-covered commercial loans by industry/sector (in thousands)	At March 31, 2012	At December 31, 2011

Real estate	$50,195	$47,439
Services	42,434	47,219
Information	25,499	30,040
Trade	21,991	22,988
Manufacturing	15,029	16,196
Healthcare	13,271	14,712
Transportation and warehouse	1,656	1,827
Total non-covered commercial loans	$170,075	$180,421

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

Construction and land loans represent 3 percent of total non-covered loans at March 31, 2012, down from 4 percent at December 31, 2011. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans are typically short term, with maturities ranging from 12 to 18 months. The maximum loan-to-value is 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 71.6 percent at March 31, 2012. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

Non-covered construction and land loans by county (in thousands)	At March 31, 2012		At December 31, 2011
	Commitment	Outstanding	Commitment	Outstanding

Los Angeles	$28,820	$13,076	$29,369	$11,603
Orange	4,204	1,257	5,857	2,909
Ventura	17,853	13,920	20,473	15,608
Riverside	3,772	3,707	3,772	3,726
Santa Barbara	1,239	1,245	1,239	1,236
Total non-covered construction and land loans	$55,888	$33,205	$60,710	$35,082

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

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at March 31, 2012. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At March 31, 2012, 36 percent of our loans were less than $1 million and 79 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	At March 31, 2012
	$	Less than 500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,500,000

Commercial mortgage		11%	14%	32%	13%	19%	11%
Commercial loans and lines of credit		29%	13%	28%	14%	16%	0%
Construction and land development		3%	3%	41%	16%	37%	0%
Multifamily mortgage		9%	23%	47%	7%	9%	5%
Home mortgage		44%	24%	19%	3%	10%	0%
Home equity loans and lines of credit		43%	11%	16%	30%	0%	0%
Installment and credit card		73%	27%	0%	0%	0%	0%

Weighted average totals		19%	17%	32%	11%	15%	6%
Number		2,258	245	203	30	24	5

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for non-covered loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior seventeen quarters.

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

Our 2012 first quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised upward  our estimated loss factors in our quantitative considerations and revised downward our estimated loss factors in our qualitative considerations.

The allowance for non-covered loan losses increased to $18.2 million at March 31, 2012 from $17.7 million at December 31, 2011 because, since year-end 2011, loans increased, the mix of loans changed, and we changed our estimated loss factors. The provision to increase the allowance for non-covered loan losses was $0.5 million for the three months ended March 31, 2012.  The ratio of the allowance for non-covered loan losses to non-covered loans was 1.80 percent at March 31, 2012 compared with 1.90 percent at December 31, 2011.

We believe that our allowance for non-covered loan losses was adequate at March 31, 2012; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Beginning balance	$17,747	$17,033
Provision for non-covered loan losses	500	2,500
Loans charged-off	(218)	(893)
Recoveries on loans charged-off	125	26
Ending balance	$18,154	$18,666
Allowance to non-covered loans	1.80%	1.98%
Net non-covered loans charged-off to average non-covered loans (annualized)	0.04%	0.37%

The following table presents the net non-covered loan charge-offs by loan type for the periods indicated.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands)

Construction and land	$-	$3
Home mortgage	98	352
Commercial loans & lines	(41)	98
Commercial mortgage	9	379
Equity loans and lines	-	-
Installment	27	35
Total	$93	$867

Net non-covered loan charge-offs for the three months ended March 31, 2012 were $0.1 million compared with $0.9 million for the same period last year. There were no individually significant charge-offs in the first quarter of 2012 or 2011. Net non-covered loan charge-offs to average non-covered loans for the 2012 first quarter were 0.04 percent compared with 0.37 percent for the 2011 first quarter.

The following table presents the allocation of the allowance for non-covered loan losses to each loan category and the percentage relationship of non-covered loans in each category to total non-covered loans:

	March 31, 2012		December 31, 2011
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans

Commercial mortgage	$5,855	40%	$6,091	42%
Multifamily mortgage	3,312	22%	2,886	20%
Commercial loans	6,231	17%	6,221	19%
Construction loans	563	3%	814	4%
Home equity loans and lines	387	3%	390	3%
Home mortgage	1,747	14%	1,274	11%
Installment and credit card	59	1%	71	1%
Total	$18,154	100%	$17,747	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The allowance for losses on undisbursed commitments was $101,000 at March 31, 2012, and December 31, 2011, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We had twenty-five restructured loans for $7.0 million at March 31, 2012; of these, fifteen restructured loans for $3.7 million were current at March 31, 2012 and ten restructured loans for $3.3 million were included in the nonaccrual loan category shown below. We had twelve restructured loans for $3.2 million at March 31, 2011; of these, one restructured loan for $0.7 million was included in the accruing loans past due 30 – 89 days category shown below and eleven restructured loans for $2.6 million were included in the nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans at the dates indicated.

(dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Accruing non-covered loans past due 30 - 89 days	$2,215	$2,393
Accruing non-covered loans past due 90 days or more	$-	$544
Nonaccrual non-covered loans	$14,553	$21,186
Ratios:
Nonaccrual non-covered loans to non-covered loans	1.44%	2.25%
Foregone interest on nonaccrual non-covered loans	$147	$345

Non-covered accruing loans past due 30 to 89 days decreased to $2.2 million at March 31, 2012 from $3.4 million at December 31, 2011. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing increased to $14.6 million at March 31, 2012 from $13.9 million at December 31, 2011.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $8.6 million at March 31, 2012. This balance is after charge-offs of $3.3 million. The charge-off represented the excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at March 31, 2012 a specific loss allowance of $2.6 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.2 million commercial business loan to a commercial contractor. This loan was performing in accordance with modified loan terms at March 31, 2012. We estimated a specific loss allowance of $301,000 for this loan at March 31, 2012.

Our third largest non-covered nonaccrual loan was a $1.1 million commercial business loan to a restaurant guaranteed by the SBA. This loan was performing in accordance with modified loan terms at March 31, 2012. We estimated a specific loss allowance of $27,000 for this loan at March 31, 2012.

All other non-covered nonaccrual loans were individually under $1 million at March 31, 2012.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Three months ended March 31,
	2012		2011
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount

Beginning balance	29	$13,860	28	$18,241
New loans added	5	1,143	14	4,164
Advances on existing loans	-	-	-	-
Loans transferred to foreclosed property	-	-	-	-
Loans returned to accrual status	(1)	(37)	(1)	(498)
Payoffs on existing loans	(2)	(305)	(1)	(199)
Payments on existing loans	-	(30)	-	(252)
Charge offs on existing loans	(1)	(64)	(1)	(30)
Partial charge-offs on existing loans	-	(14)	-	(240)
Ending balance	30	$14,553	39	$21,186

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $14.8 million and $20.4 million in the three months ended March 31, 2012 and 2011, respectively. Non-covered impaired loans were $18.2 million and $13.9 million at March 31, 2012 and December 31, 2011, respectively. Of the $18.2 million of non-covered impaired loans at March 31, 2012, $16.9 million had specific reserves of $4.2 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves of $3.1 million.

Non-covered foreclosed property

Non-covered foreclosed property at March 31, 2012 consists of a $13.1 million completed office complex project consisting of 14 buildings in Ventura County, down from $14.0 million and 16 buildings at year-end 2011. In addition, foreclosed property includes  $2.8 million of unimproved property comprised of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $1.8 million industrial building in Costa Mesa, California, unchanged since year-end 2011. The remainder represents one multifamily property and one single-family residence in Southern California individually less than $1 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)

Beginning balance	7	$20,349	8	$26,011
New properties added	-	-	-	-
Valuation allowances	-	-	-	(5,111)
Sales of properties	(2)	(1,640)	-	(45)
Ending balance	5	$18,709	8	$20,855

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

The covered loan portfolio decreased to $127.7 million at March 31, 2012 from $135.4 million at December 31, 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2012	At December 31, 2011

Commercial mortgage	$36,372	$37,804
Home mortgage	34,440	36,736
Construction and land loans	21,520	22,875
Multifamily	14,678	15,944
Commercial loans and lines of credit	10,682	11,206
Home equity loans and lines of credit	10,044	10,841
Installment and credit card	-	6
Total covered loans	$127,736	$135,412

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

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements. The FDIC shared-loss asset was $64.0 million at March 31, 2012 and $68.1 million at December 31, 2011. The decrease was due primarily to cash received from the FDIC under the shared-loss agreements.

We recorded at fair value the FDIC shared-loss asset which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the three months ended March 31, 2012.

	Three months ended March 31, 2012
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	358	616	974
Cash payments received from FDIC	(1,282)	(3,982)	(5,264)
Net accretion	8	183	191
Balance, end of period	$8,243	$55,741	$63,984

    Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million at March 31, 2012 and December 31, 2011.

Covered foreclosed property

Covered foreclosed property at March 31, 2012 was $12.9 million and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and Sand Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)

Beginning balance	49	$14,616	2	$977
New properties acquired	-	-	22	11,052
New properties added	5	3,907	1	1,401
Sales of properties	(20)	(5,655)	(4)	(2,334)
Ending balance	34	$12,868	21	$11,096

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At March 31, 2012, core deposits were $1.20 billion. At December 31, 2011, core deposits were $1.15 billion. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at March 31, 2012 increased to $407.6 million from $392.9 million at December 31, 2011. The increase in alternative funds was due to the increase in FHLB advances during the period.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $27.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2012 or December 31, 2011. We also have a $16.1 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at March 31, 2012 or December 31, 2011. In addition, we had approximately $298.2 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at March 31, 2012.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At March 31, 2012, there were $27.2 million of dividends available for payment under the method described. For the 2012 first quarter we received no dividends from the Bank.  The Company has $2.7 million in cash on deposit with the Bank at March 31, 2012.

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

At March 31, 2012, we had cash balances at the Reserve Bank of $36.8 million compared with $34.2 million at December 31, 2011. Interest bearing deposits with other financial institutions increased to $31.3 million at March 31, 2012 from $21.2 million at December 31, 2011.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $0.1 million during the three months ended March 31, 2012. The difference between cash used by operating activities and net income largely consisted of non-cash items including the provision for loan losses and stock-based compensation expense.

Net cash of $56.0 million used by investing activities consisted principally of $71.9 million of cash used to fund net loan originations, $41.8 million of purchases of securities available-for-sale and a $10.1 million increase in interest bearing deposits, partially offset by $54.9 million of proceeds from securities available-for-sale and $7.8 million of proceeds from the sale of foreclosed property.

Net cash of $59.3 million provided by financing activities primarily consisted of a $45.8 million increase in net deposits and a $14.0 million net increase in borrowings.

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

Securities, at amortized cost, decreased by $14.6 million, or 3 percent, from $456.2 million at December 31, 2011 to $441.7 million at March 31, 2012.

Net unrealized holding gains were $76,000 at March 31, 2012 up from net unrealized holding losses of $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, unrealized holding gains were 0.02 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)

U.S. Treasury notes/bills	$24,066	$(7)	$-	$-	$24,066	$(7)
U.S. government agency notes	5,000	(7)	-	-	5,000	(7)
U.S. government agency collateralized mortgage obligations	53,311	(191)	-	-	53,311	(191)
Private-label collateralized mortgage obligations	-	-	11,853	(1,337)	11,853	(1,337)
Municipal securities	4,246	(81)	-	-	4,246	(81)
Other domestic debt securities	-	-	7,129	(2,239)	7,129	(2,239)
	$86,623	$(286)	$18,982	$(3,576)	$105,605	$(3,862)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)

U.S. Treasury notes/bills	$10,029	$(4)	$-	$-	$10,029	$(4)
U.S. government agency notes	10,000	(23)	-	-	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	-	-	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	-	-	99,894	(368)
Private-label collateralized mortgage obligations	-	-	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	-	-	4,039	(60)
Other domestic debt securities	-	-	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

We determined that, as of March 31, 2012, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $2.2 million at March 31, 2012. At December 31, 2011, the unrealized loss was $2.1 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has rated the security Baa3. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2012. Nineteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2012. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at March 31, 2012 relate to a type of mortgage-backed security also known as private-label CMOs. As of March 31, 2012, the par value of these securities was $13.4 million and the amortized cost basis, net of other-than-temporary impairment charges, was $11.9 million. At March 31, 2012, the fair value of these securities was $10.5 million, representing 2 percent of our securities portfolio. Gross unrealized losses related for these private-label CMO’s were $1.3 million, or 11 percent of the amortized cost basis of these securities as of March 31, 2012.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. The two private-label CMOs had credit agency ratings of less than investment grade at March 31, 2012.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of March 31, 2012.  Based upon this analysis, we determined that neither of the two private-label CMO’s had further other-than-temporary impairment than what had been previously recognized. We had previously recognized a credit loss of $1.3 million on these two securities in previous periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

	March 31,	December 31,
(in thousands)	2012	2011

Core deposits:
Non-interest bearing checking	$516,945	$482,156
Interest checking	114,311	107,077
Savings and money market accounts	492,323	486,000
Retail time deposits less than $100,000	71,525	74,861
Total core deposits	1,195,104	1,150,094

Noncore deposits:
Retail time deposits $100,000 or more	172,357	169,523
Wholesale time deposits	3,574	5,652
State of California time deposits	100,000	100,000
Total noncore deposits	275,931	275,175
Total core and noncore deposits	$1,471,035	$1,425,269

Large balance certificates of deposit (that is, balances of $100,000 or more) were $275.9 million at March 31, 2012. Large balance certificates of deposit were $275.2 million at December 31, 2011. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $64 billion of investments, of which approximately $4.3 billion represent time deposits placed at various financial institutions. At March 31, 2012, and December 31, 2011, State of California time deposits placed with us, with original maturities of three to six months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives.  Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At March 31, 2012 and December 31, 2011, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $3.6 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at March 31, 2012 and $5.7 million at December 31, 2011.

At March 31, 2012, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$84,757
Over three months to twelve months	118,467
Over twelve months	72,707
$275,931

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At March 31, 2012, we had $131.7 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $101.7 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate

Amount outstanding at end of period	$101,682	2.76%	$87,719	3.01%
Maximum amount outstanding at any month-end during the period	$102,700	2.76%	$138,750	2.69%
Average amount outstanding during the period	$101,104	2.65%	$98,290	2.66%

The following table presents the maturities of FHLB term advances:

	At March 31, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate

	$24,533	2012	3.61%	$25,551	2012	3.56%
	7,149	2013	2.89%	7,168	2013	2.88%
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	22,500	2017	2.20%	7,500	2017	4.07%
	$101,682			$87,719

The following table presents maturities of securities sold under agreements to repurchase:

	At March 31, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate

	$20,000	2013	3.60%	$20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%
	$30,000			$30,000

Junior Subordinated Debentures

As of March 31, 2012 and December 31, 2011, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities had a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. At March 31, 2012, the rate was 2.07%. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At March 31, 2012, the rate was 2.02%.

In December 2009, we purchased a $10.3 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $10.3 million junior subordinated debentures. This interest rate cap became effective on December 15, 2010, has a rate cap of 4.00 percent and will expire on December 15, 2015. In September 2010, we purchased a $16.5 million notional forward-starting interest rate cap to limit the variable interest rate payments on our $16.5 million junior subordinated debentures. This interest rate cap became effective March 15, 2012, has a rate cap of 4.00 percent and will expire on March 15, 2017.

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series C. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of March 31, 2012, we reserved 333,194 of common shares for the conversion of the preferred stock series A.

In December 2008, we participated in the U.S. Treasury Capital Purchase Program, or the CPP, under which we received $25 million in exchange for issuing 25,000 preferred stock series B shares and a warrant to purchase common stock to the Treasury. On July 14, 2011, we redeemed all 25,000 preferred stock series B shares and exited the CPP program. On August 24, 2011, we purchased the 10-year warrant from the Treasury for $599,042. In connection with the redemption of the preferred stock series B shares, the Company accelerated the amortization of the remaining difference between the par amount and the initially recorded fair value of the preferred stock series B shares. This $1.1 million deemed dividend reduced the amount of net income available to common shareholders in 2011.

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund, or SBLF, program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next seven quarters and is a function of the growth in qualified small business loans each quarter.

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines, bank holding companies must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2012
Total capital	$198,722	16.90%	$94,057	≥ 8.00%
(to risk weighted assets)
Tier I capital	$183,982	15.65%	$47,028	≥ 4.00%
(to risk weighted assets)
Tier I capital	$183,982	10.30%	$71,482	≥ 4.00%
(to average assets)
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$194,694	17.32%	$89,924	≥ 8.00%
(to risk weighted assets)
Tier I capital	$180,597	16.07%	$44,962	≥ 4.00%
(to risk weighted assets)
Tier I capital	$180,597	10.33%	$69,906	≥ 4.00%
(to average assets)

The Bank is also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since March 31, 2012 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2012
Total capital	$196,787	16.73%	$94,095	≥ 8.00%	$117,619	≥ 10.00%
(to risk weighted assets)
Tier I capital	$182,039	15.48%	$47,047	≥ 4.00%	$70,571	≥ 6.00%
(to risk weighted assets)
Tier I capital	$182,039	10.18%	$71,512	≥ 4.00%	$89,391	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
(to risk weighted assets)
Tier I capital	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
(to risk weighted assets)
Tier I capital	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%
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

The following summarizes our outstanding commitments at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$171,273	$159,530
Commercial and standby letters of credit	1,531	1,475
	$172,804	$161,005

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

The allowance for losses on undisbursed commitments was $101,000 at both March 31, 2012, and December 31, 2011. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We manage interest rate risk through Board approved policies and procedures. The Directors review and approve these policies at least annually. Interest rate risk policies provide management with a framework for consistent evaluation of risk and establish risk tolerance parameters. Management’s Asset and Liability Committee meets regularly to evaluate interest rate risk, engages a third party to assist in the measurement and evaluation of risk and reports quarterly to the Directors’ Balance Sheet Management Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a review of management’s asset and liability practices to ensure compliance with policies.

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.07% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or decrease approximately 0.09% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 0.19% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years

-100 bps	-0.07%	-4.30%	-6.61%
+100 bps	-0.09%	0.59%	2.65%
+200 bps	0.19%	1.89%	6.70%
+400 bps	0.19%	9.42%	21.30%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2012.  At March 31, 2012, approximately 45 percent of our loans had a fixed rate of interest and approximately 55 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 30 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 20 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 50 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 83 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 32 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 66 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

The nature of our business causes us to be involved in routine legal proceedings from time to time. Except as disclosed in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Financial Statements included in this Quarterly Report on Form 10-Q, we are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2012 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First California Financial Group, Inc.

Date: May 10, 2012	By:	/s/Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly Authorized Officer)