Form 10-Q
period 2012-06-30
First California Financial Group, Inc.
filed 2012-08-09
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                to

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3027 Townsgate Road, Suite 300
Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,220,893 shares of Common Stock, $0.01 par value, as of August 8, 2012

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.            Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011

Cash and due from banks	$42,286	$40,202
Interest bearing deposits with other banks	54,980	21,230
Securities available-for-sale, at fair value	522,213	453,735
Non-covered loans, net	1,021,521	918,356
Covered loans	114,722	135,412
Premises and equipment, net	18,294	18,480
Non-covered foreclosed property	16,124	20,349
Covered foreclosed property	9,530	14,616
Goodwill	60,720	60,720
Other intangibles, net	12,743	13,887
FDIC shared-loss receivable	55,469	68,083
Cash surrender value of life insurance	12,883	12,670
Accrued interest receivable and other assets	36,339	34,924

Total assets	$1,977,824	$1,812,664

Non-interest checking	$609,320	$482,156
Interest checking	115,020	107,077
Money market and savings	505,111	486,000
Certificates of deposit, under $100,000	66,794	74,861
Certificates of deposit, $100,000 and over	274,142	275,175
Total deposits	1,570,387	1,425,269
Securities sold under agreements to repurchase	30,000	30,000
Federal Home Loan Bank advances	99,611	87,719
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	9,115	7,370
FDIC shared-loss liability	3,870	3,757
Accrued interest payable and other liabilities	6,859	8,637

Total liabilities	1,746,647	1,589,557

Commitments and Contingencies (Note 12)
Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	1,000	1,000
Series C - $0.01 par value, 25,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	25,000	25,000
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,267,184 shares issued at June 30, 2012 and 29,220,079 shares issued at December 31, 2011; 29,226,928 and 29,220,079 shares outstanding at June 30, 2012 and December 31, 2011, respectively	292	292
Additional paid-in capital	174,437	173,062
Treasury stock, 40,256 shares at cost at June 30, 2012 and no shares at December 31, 2011	(215)	—
Retained earnings	30,572	25,427
Accumulated other comprehensive income (loss)	91	(1,674)

Total shareholders’ equity	231,177	223,107

Total liabilities and shareholders’ equity	$1,977,824	$1,812,664

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest and fees on loans	$17,801	$17,236	$34,791	$32,368
Interest on securities	1,826	1,680	3,597	2,991
Interest on federal funds sold and interest bearing deposits	67	111	103	180
Total interest income	19,694	19,027	38,491	35,539

Interest on deposits	1,399	2,316	2,770	4,658
Interest on borrowings	908	877	1,852	1,937
Interest on junior subordinated debentures	155	334	469	665
Total interest expense	2,462	3,527	5,091	7,260

Net interest income before provision for loan losses	17,232	15,500	33,400	28,279
Provision for non-covered loan losses	500	500	1,000	3,000
Net interest income after provision for loan losses	16,732	15,000	32,400	25,279

Service charges on deposit accounts and other banking-related fees	769	858	1,600	1,755
Gain on sale of loans	195	—	245	—
Net gain on sale of securities	593	490	594	490
Impairment loss on securities	—	—	(28)	(1,066)
Loss on non-hedged derivatives	(296)	—	(407)	—
Gain on acquisitions	—	466	—	35,202
Other income	2,107	1,376	3,810	1,718
Total noninterest income	3,368	3,190	5,814	38,099

Salaries and employee benefits	6,786	6,572	14,662	12,640
Premises and equipment	1,681	1,603	3,216	3,142
Data processing	820	814	1,621	1,875
Legal, audit, and other professional services	1,639	1,568	2,575	3,228
Printing, stationery and supplies	83	112	166	208
Telephone	217	208	444	374
Directors’ expense	123	100	252	206
Advertising, marketing and business development	358	428	881	797
Postage	57	65	114	121
Insurance and regulatory assessments	599	750	1,080	1,413
Net loss on and expense of foreclosed property	838	486	593	5,738
Amortization of intangible assets	549	624	1,143	1,040
Other expenses	1,043	687	1,849	1,548
Total noninterest expense	14,793	14,017	28,596	32,330

Income before provision for income taxes	5,307	4,173	9,618	31,048
Provision for income taxes	2,122	1,756	3,848	13,043
Net income	$3,185	$2,417	$5,770	$18,005

Preferred stock dividends	$(313)	$(313)	$(625)	$(625)
Net income available to common stockholders	$2,872	$2,104	$5,145	$17,380

Net income per common share:
Basic	$0.10	$0.07	$0.18	$0.61
Diluted	$0.10	$0.07	$0.17	$0.61

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Other comprehensive income:
Unrealized loss on interest rate cap	$(68)	$(228)	$(114)	$(222)
Unrealized gain on securities available-for-sale	1,124	2,776	3,704	3,945
Reclassification adjustment for gains included in net income	(593)	(490)	(594)	(490)

Other comprehensive income, before tax	463	2,058	2,996	3,233
Income tax expense related to items of other comprehensive income	(178)	(852)	(1,231)	(1,348)

Other comprehensive income, net of tax	285	1,206	1,765	1,885
Net income	3,185	2,417	5,770	18,005

Comprehensive income	$3,470	$3,623	$7,535	$19,890

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011

Net income	$5,770	$18,005
Adjustments to reconcile net income to net cash from operating activities:
Provision for non-covered loan losses	1,000	3,000
Stock-based compensation costs	1,172	232
Gain on acquisition	—	(35,202)
Gain on sales of securities	(594)	(490)
Gain on sales of loans	(245)	—
Net loss on sale and valuation adjustments of non-covered foreclosed property	1,463	5,301
Net gain on sale and valuation adjustments of covered foreclosed property	(1,025)	(18)
Impairment loss on securities	28	1,066
Amortization of net premiums on securities available-for-sale	3,060	1,917
Depreciation and amortization of premises and equipment	1,063	1,017
Amortization of intangible assets	1,143	1,040
Change in FDIC shared-loss asset	(1,847)	(1,157)
Loss/(gain) on disposal of premises and equipment	23	(150)
Increase in cash surrender value of life insurance	(213)	(219)
Change in deferred taxes	1,745	1,446
Increase in accrued interest receivable and other assets, net of effects of acquisition	(2,186)	(11,187)
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(1,665)	(3,194)

Net cash provided (used) by operating activities	8,692	(18,593)

Purchases of securities available-for-sale, net of effects from acquisition	(219,787)	(85,858)
Proceeds from repayments and maturities of securities available-for-sale	97,607	63,300
Proceeds from sales of securities available-for-sale	53,752	21,011
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(33,750)	13,256
Loan originations, purchases and principal collections, net of effects of acquisition	(90,087)	46,343
Purchases of premises and equipment, net of effects of acquisition	(1,029)	(1,228)
Proceeds from sale of premises and equipment	1	1,267
Proceeds from redemption of Federal Home Loan Bank and other stock	748	969
Proceeds from FDIC shared-loss asset	14,461	6,545
Proceeds from sale of non-covered foreclosed property	2,760	865
Proceeds from sale of covered foreclosed property	12,546	8,828
Net cash acquired in acquisition	—	122,119

Net cash (used) provided by investing activities	(162,778)	197,417

Net increase (decrease) in noninterest-bearing deposits, net of effects of acquisition	127,164	(3,371)
Net increase (decrease) in interest-bearing deposits, net of effects of acquisition	17,954	(103,370)
Net increase (decrease) in FHLB advances and other borrowings, net of effects of acquisition	11,892	(50,415)
Dividends paid on preferred stock	(625)	(625)
Purchases of treasury stock	(215)	—

Net cash provided (used) by financing activities	156,170	(157,781)

Change in cash and due from banks	2,084	21,043
Cash and due from banks, beginning of period	40,202	25,487

Cash and due from banks, end of period	$42,286	$46,530

Supplemental cash flow information:
Cash paid for interest	$5,175	$7,109
Cash paid for income taxes	$8,425	$4,570
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$1,802	$2,014
Net change in fair value of cash flow hedges, net of tax	$(37)	$(129)
Non-covered loans transferred to non-covered foreclosed property	$—	$229
Covered loans transferred to covered foreclosed property	$6,065	$2,752
Acquisitions:
Assets acquired	$—	$456,922
Liabilities assumed	$—	$436,498

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

On February 28, 2012, the Bank entered into a definitive agreement and plan of merger to acquire Premier Service Bank, a state-chartered commercial bank headquartered in Riverside, California for $2.0 million. As part of the merger, the Bank will acquire certain assets and assume certain liabilities and substantially all of the operations, including two full-service branches located in Riverside and Corona, California, of Premier Service Bank. The Bank will acquire approximately $140 million of assets, including $104 million of loans related to the transaction. The Bank will assume approximately $112 million of deposits related to the transaction. The transaction is expected to close in the third or fourth quarter of 2012.

In the second quarter of 2012, the Bank closed four branches as a result of an evaluation which measured near-term growth potential in the current economic environment, as well as the Bank’s ability to continue to service clients’ needs at nearby First California Bank locations. The closing of the branches is expected to result in pre-tax cost savings of approximately $1.4 million in 2012 and $2.7 million annually, thereafter. All material amounts related to the branch closures have been accrued and expensed as of June 30, 2012.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino, San Luis Obispo and Ventura counties through 15 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three and six months ended June 30, 2011 include the effects of the FDIC-assisted SLTB transaction and the EPS division acquisition from the date of the acquisitions. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012. In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the current year presentation. The effects of reclassification adjustments had no effect upon previously reported net income or net income per common share calculations.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-two quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at June 30, 2012 and $17.7 million at December 31, 2011.

Non-covered foreclosed property - We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit recoveries, up to the amount of previous charge-offs, if any, and then earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $16.1 million at June 30, 2012 and $20.3 million at December 31, 2011.

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

Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $9.5 million at June 30, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at June 30, 2012 or December 31, 2011. There were net deferred tax liabilities of $9.1 million at June 30, 2012 and $7.4 million at December 31, 2011.

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

FDIC shared-loss liability – Forty-five days following the tenth anniversary of the Western Commercial Bank, or WCB, and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.9 million at June 30, 2012 and $3.8 million at December 31, 2011.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At June 30, 2012, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012 second quarter effectiveness assessment indicated that these instruments were effective.

At June 30, 2012, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2011, the annual assessment resulted in the conclusion that goodwill was not impaired. No events occurred or circumstances changed since December 31, 2011 which indicated there was a material change in the implied fair value of goodwill.

An impairment assessment is performed quarterly on the securities available-for-sale portfolio in accordance with Financial Accounting Standards Board, or FASB, accounting standards codification guidance related to the consideration of impairment related to certain debt and equity securities. All of the securities classified as available-for-sale are debt securities.

If the Company does not intend to sell, and it is more likely than not that the Company is not required to sell a debt security before recovery of its cost basis, other-than-temporary impairment is separated into (a) the amount representing credit loss and (b) the amount related to other factors. The amount of the other-than-temporary impairment related to credit loss is recognized in earnings and other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the long-term financial outlook of the issuer, the expected future cash flows from the security and the Company’s ability and intent to hold the security until the fair value recovers. Please see Note 4-Securities in this document for a detailed explanation of the impairment analysis process.The Company will continue to evaluate the securities portfolio for other-than-temporary impairment at each reporting date and can provide no assurance there will not be an other-than-temporary impairment in future periods.

No other-than-temporary impairment loss was recorded in the three months ended June 30, 2012 or 2011. For the six months ended June 30, 2012, we recognized an other-than-temporary impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the same period in 2011, we recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other. ASU 2012-02 provides guidance on the application of a qualitative assessment of impairment indicators in the review of impairment of indefinite-lived intangible assets. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2012-02 will be effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 for both public and nonpublic entities, although earlier adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

On February 18, 2011, or the SLTB Transaction Date, the Bank assumed certain liabilities and acquired certain assets and substantially all of the operations of SLTB from the FDIC, acting in its capacity as receiver of SLTB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received, and recognized certain assets with a fair value of approximately $367 million, including $139 million in loans, $99 million of cash and cash equivalents, $41 million of securities and $13 million of foreclosed property related to the transaction. These acquired assets represented approximately 20 percent of consolidated total assets at March 31, 2011. The Bank also assumed approximately $266 million of deposits and $62 million of FHLB advances related to the transaction. The Bank also recorded an FDIC shared-loss asset of $70 million, a core deposit intangible of $0.3 million, deferred tax liabilities of $15 million, a FDIC shared-loss liability of $2.6 million and a premium on time deposits acquired of $0.8 million related to the transaction. The Bank continues to operate the one former SLTB branch location as part of the Bank’s 15 branch locations. The Bank desired this transaction to expand its footprint into the California central coast region.

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

NOTE 4 – SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$32,083	$2	$(2)	$32,083
U.S. government agency notes	45,604	102	(7)	45,699
U.S. government agency mortgage-backed securities	183,276	3,033	(76)	186,233
U.S. government agency collateralized mortgage obligations	211,042	478	(594)	210,926
Private label collateralized mortgage obligations	11,461	—	(1,625)	9,836
Municipal securities	31,031	1,249	(41)	32,239
Other domestic debt securities	7,109	—	(1,912)	5,197

Securities available-for-sale	$521,606	$4,864	$(4,257)	$522,213

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,151	$14	$(4)	$45,161
U.S. government agency notes	59,212	257	(23)	59,446
U.S. government agency mortgage-backed securities	132,141	1,616	(82)	133,675
U.S. government agency collateralized mortgage obligations	168,158	384	(368)	168,174
Private label collateralized mortgage obligations	15,853	—	(2,811)	13,042
Municipal securities	28,572	813	(60)	29,325
Other domestic debt securities	7,151	—	(2,239)	4,912

Securities available-for-sale	$456,238	$3,084	$(5,587)	$453,735

As of June 30, 2012, securities available-for-sale with a fair value of $46.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$18,053	$(2)	$—	$—	$18,053	$(2)
U.S. government agency notes	5,000	(7)	—	—	5,000	(7)
U.S. government agency mortgage-backed securities	40,804	(76)	—	—	40,804	(76)
U.S. government agency collateralized mortgage obligations	107,825	(594)	—	—	107,825	(594)
Private-label collateralized mortgage obligations	—	—	11,461	(1,625)	11,461	(1,625)
Municipal securities	2,365	(41)	—	—	2,365	(41)
Other domestic debt securities	—	—	7,109	(1,912)	7,109	(1,912)
	$174,047	$(720)	$18,570	$(3,537)	$192,617	$(4,257)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$-	$-	$10,029	$(4)
U.S. government agency notes	10,000	(23)	-	-	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	-	-	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	-	-	99,894	(368)
Private-label collateralized mortgage obligations	-	-	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	-	-	4,039	(60)
Other domestic debt securities	-	-	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

Net unrealized holding gains were $607,000 at June 30, 2012 and net unrealized holding losses were $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, net unrealized holding gains were 0.12 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Beginning balance	$3,008	$3,322	$3,643	$2,256
Reduction for securities sold	—	—	(663)	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	28	1,066
Ending balance	$3,008	$3,322	$3,008	$3,322

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $1.9 million at June 30, 2012. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security triple-C. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at June 30, 2012. Nineteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of June 30, 2012. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The majority of unrealized losses at June 30, 2012 relate to a type of mortgage-backed security also known as private-label CMOs. As of June 30, 2012, the par value of these securities was $13.0 million and the amortized cost basis, net of other-than-temporary impairment charges, was $11.5 million. At June 30, 2012, the fair value of these securities was $9.8 million, representing 2 percent of our securities portfolio. Gross unrealized losses related to these private-label CMO’s were $1.6 million, or 14 percent of the amortized cost basis of these securities as of June 30, 2012.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. Two private-label CMOs had credit agency ratings of less than investment grade at June 30, 2012. We performed discounted cash flow analyses for these two securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of June 30, 2012. Based upon this analysis, we determined that neither of the two private-label CMO’s had further other-than-temporary impairment than what had been previously recognized. We had previously recognized an other-than-temporary loss of $1.6 million on these two securities in prior periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses. For the three months ended June 30, 2012 and 2011, we did not recognize an impairment loss on securities. For the six months ended June 30, 2012, we recognized a $28,000 impairment on a $1 million community development-related equity investment. We had previously recognized a credit loss of $433,000 on this investment in prior periods. For the six months ended June 30, 2011, we recognized a credit loss of $1.1 million related to our private-label CMO securities.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$41,268	$41,270
Due after one year through five years	42,629	42,783
Due after five years through ten years	115,528	117,312
Due after ten years	322,181	320,848
Total	$521,606	$522,213

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At June 30, 2012	At December 31, 2011
Commercial mortgage	$430,489	$393,376
Multifamily	215,509	187,333
Commercial loans and lines	171,413	180,421
Home mortgage	155,559	106,350
Home equity loans and lines of credit	34,402	28,645
Construction and land	28,100	35,082
Installment and credit card	4,393	4,896
Total loans	1,039,865	936,103
Allowance for loan losses	(18,344)	(17,747)
Loans, net	$1,021,521	$918,356

At June 30, 2012, loans with a balance of $742.1 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred loan costs of $6.2 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(Dollars in thousands)

Beginning balance	$18,154	$18,666	$17,747	$17,033
Provision for loan losses	500	500	1,000	3,000
Loans charged-off	(408)	(1,134)	(626)	(2,027)
Recoveries on loans charged-off	98	274	223	300
Ending balance	$18,344	$18,306	$18,344	$18,306

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the six months ended June 30, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity		Installment	Total
Allowance for credit losses:
Beginning balance	$6,091	$6,221	$2,886	$814	$1,274		$390	$71	$17,747
Charge-offs	(10)	(479)	−	−	(103)		−	(34)	(626)
Recoveries	2	213	−	−	3		−	5	223
Provision	(642)	1,161	47	(356)	687		28	75	1,000
Ending balance	$5,441	$7,116	$2,933	$458	$1,861		$418	$117	$18,344
Ending balance; individually evaluated for impairment	$62	$5,162	$141	$10	$157	$	−	$75	$5,607
Ending balance; collectively evaluated for impairment	5,379	1,954	2,792	448	1,704		418	42	12,737
Non-covered loan balances:
Ending balance	$430,489	$171,413	$215,509	$28,100	$155,559		$34,402	$4,393	$1,039,865
Ending balance; individually evaluated for impairment	$675	$20,016	$1,515	$196	$1,386	$	−	$180	$23,968
Ending balance; collectively evaluated for impairment	$429,814	$151,397	$213,994	$27,904	$154,173		$34,402	$4,213	$1,015,897

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage		Commercial	Multifamily		Construction and Land		Home Mortgage		Home Equity		Installment	Total
Allowance for credit losses:
Beginning balance		$6,134	$4,934		$2,273		$1,698		$1,496		$416	$82	$17,033
Charge-offs		(312)	(1,192)		(65)		(3)		(367)		−	(88)	(2,027)
Recoveries		−	291		−		4		−		−	5	300
Provision		1,197	1,436		348		(825)		722		10	112	3,000
Ending balance		$7,019	$5,469		$2,556		$874		$1,851		$426	$111	$18,306
Ending balance; individually evaluated for impairment	$	−	$1,827	$	−	$	−	$	−	$	−	$2	$1,829
Ending balance; collectively evaluated for impairment		7,019	3,642		2,556		874		1,851		426	109	16,477
Non-covered loan balances:
Ending balance		$392,312	$200,863		$134,091		$49,325		$107,509		$28,414	$6,393	$918,907
Ending balance; individually evaluated for impairment		$1,435	$11,924		$2,078		$133		$1,105	$	−	$5	$16,680
Ending balance; collectively evaluated for impairment		$390,877	$188,939		$132,013		$49,192		$106,404		$28,414	$6,388	$902,227

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans. Total non-covered nonaccrual loans totaled $13.5 million at June 30, 2012 as compared to $13.9 million at December 31, 2011. The allowance for loan losses maintained for nonaccrual loans was $3.9 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively. Had these loans performed according to their original terms, additional interest income of $0.3 million and $1.0 million would have been recognized in the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth the amounts and categories of our non-covered non-accrual loans at the dates indicated:

	At June 30, 2012	At December 31, 2011
Non-accrual loans	(Dollars in thousands)
Aggregate loan amounts
Multifamily	$795	$837
Commercial loans	11,152	11,594
Home mortgage	1,386	1,387
Installment	174	42

Total non-covered nonaccrual loans	$13,507	$13,860

Included in non-covered non-accrual loans at June 30, 2012 were twelve restructured loans totaling $2.5 million. The twelve loans consist of three home mortgage loans, eight commercial loans and one multifamily loan. Interest income recognized on these loans was $2,000 for the six months ended June 30, 2012. We had no commitments to lend additional funds to these borrowers.

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

The table below presents the non-covered loan portfolio by credit quality indicator as of June 30, 2012.

	Pass	Special Mention	Substandard	Doubtful		Loss		Total
	(in thousands)
Home mortgage	$152,805	$974	$1,780	$	−	$	−	$155,559
Commercial mortgage	398,080	27,910	4,499		−		−	430,489
Construction and land	26,311	−	1,789		−		−	28,100
Multifamily	206,775	1,952	6,782		−		−	215,509
Commercial loans and lines	142,016	5,234	14,741		9,422		−	171,413
Home equity loans and lines	33,897	−	505		−		−	34,402
Installment	3,859	283	101		150		−	4,393
	$963,743	$36,353	$30,197		$9,572	$	−	$1,039,865

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful		Loss		Total
	(in thousands)
Home mortgage	$103,239	$1,326	$1,785	$	−	$	−	$106,350
Commercial mortgage	366,078	17,798	9,500		−		−	393,376
Construction and land	31,623	196	3,263		−		−	35,082
Multifamily	178,064	2,972	6,297		−		−	187,333
Commercial loans and lines	155,850	4,030	11,937		8,604		−	180,421
Home equity loans and lines	28,139	−	506		−		−	28,645
Installment	4,516	268	112		−		−	4,896
	$867,509	$26,590	$33,400		$8,604	$	−	$936,103

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due		Accruing loans 90+ days past due		Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$386	$	−	$	−	$386	$11,152	$159,875	$171,413
Commercial mortgage	532		−		−	532	−	429,957	430,489
Multifamily	1,220		−		−	1,220	795	213,494	215,509
Construction and land	−		−		−	−	−	28,100	28,100
Home mortgage	−		−		−	−	1,386	154,173	155,559
Home equity loans and lines	−		−		−	−	−	34,402	34,402
Installment	6		7		−	13	174	4,206	4,393
Total	$2,144		$7	$	−	$2,151	$13,507	$1,024,207	$1,039,865

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due		Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$41	$1,071	$	−	$1,112	$11,594	$167,715	$180,421
Commercial mortgage	648	−		−	648	−	392,728	393,376
Multifamily	1,010	−		−	1,010	837	185,486	187,333
Construction and land	−	−		−	−	−	35,082	35,082
Home mortgage	−	−		−	−	1,387	104,963	106,350
Home equity loans and lines	406	100		−	506	−	28,139	28,645
Installment	172	1		−	173	42	4,681	4,896
Total	$2,277	$1,172	$	−	$3,449	$13,860	$918,794	$936,103

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $18.7 million and $20.4 million for the six months ended June 30, 2012 and 2011, respectively. Non-covered impaired loans were $24.0 million and $13.9 million at June 30, 2012 and December 31, 2011, respectively. Of the $24.0 million of non-covered impaired loans at June 30, 2012, $23.0 million had specific reserves totaling $5.6 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves totaling $3.1 million.

Impaired non-covered loans as of June 30, 2012 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$23,851	$346	$19,670	$20,016	$5,162	$14,929	$148
Commercial mortgage	675	−	675	675	62	678	21
Multifamily	1,515	−	1,515	1,515	141	1,533	28
Construction and land	196	−	196	196	10	129	−
Home mortgage	1,895	601	785	1,386	157	1,369	−
Installment	180	26	154	180	75	62	−
Total	$28,312	$973	$22,995	$23,968	$5,607	$18,700	$197

Impaired non-covered loans as of December 31, 2011 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$13,776	$471	$11,123	$11,594	$3,057	$9,374	$	−
Multifamily	837	837	−	837	−	140		−
Home mortgage	1,887	1,387	−	1,387	−	1,035		−
Installment	42	42	−	42	−	4		−
Total	$16,542	$2,737	$11,123	$13,860	$3,057	$10,553	$	−

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

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Accrual Status		Nonaccrual Status			Total Modifications
	#	$	#	$		#	$

Commercial mortgage	2	$675	−	$	−	2	$675
Commercial loans & lines	16	8,863	8		1,609	24	10,472
Multifamily	1	720	1		220	2	940
Construction and land	1	196	−		−	1	196
Home Mortgage	−	−	3		685	3	685
Installment	1	4	−		−	1	4
Total	21	$10,458	12		$2,514	33	$12,972

	December 31, 2011
	Accrual Status		Nonaccrual Status			Total Modifications
	#	$	#	$		#	$
Commercial mortgage	6	$878	−	$	−	6	$878
Commercial loans & lines	−	−	8		2,665	8	2,665
Multifamily	1	725	−		−	1	725
Home mortgage	−	−	1		158	1	158
Total	7	$1,603	9		$2,823	16	$4,426

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

The following tables present newly restructured loans that occurred during the six months ended June 30, 2012 and 2011, respectively.

	Six months ended June 30, 2012
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Pre-modification outstanding recorded investment:
Commercial loans & lines	4	$2,037	4	$5,437	4	$517	12	$7,991
Commercial mortgage	−	−	−	−	1	26	1	26
Multifamily	−	−	−	−	1	237	1	237
Construction and land	1	196	−	−	−	−	1	196
Home mortgage	−	−	−	−	2	538	2	538
Installment	−	−	−	−	1	4	1	4
Total	5	$2,233	4	$5,437	9	$1,322	18	$8,992

	Six months ended June 30, 2012
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Post-modification outstanding recorded investment:
Commercial loans & lines	4	$2,037	4	$5,483	4	$517	12	$8,037
Commercial mortgage	−	−	−	−	1	26	1	26
Multifamily	−	−	−	−	1	237	1	237
Construction and land	1	196	−	−	−	−	1	196
Home mortgage	−	−	−	−	2	538	2	538
Installment	−	−	−	−	1	4	1	4
Total	5	$2,233	4	$5,483	9	$1,322	18	$9,038

	Six months ended June 30, 2011
	Term Modifications			Payment Modifications		Combo Modifications		Total Modifications
	#	$		#	$	#	$	#	$
	(in thousands)
Pre-modification outstanding recorded investment:
Commercial loans & lines	−	$	−	1	$44	1	$18	2	$62
Installment	−		−	−	−	1	5	1	5
Total	−	$	−	1	$44	2	$23	3	$67

	Six months ended June 30, 2011
	Term Modifications			Payment Modifications		Combo Modifications		Total Modifications
	#	$		#	$	#	$	#	$
	(in thousands)
Post-modification outstanding recorded investment:
Commercial loans & lines	−	$	−	1	$44	1	$18	2	$62
Installment	−		−	−	−	1	5	1	5
Total	−	$	−	1	$44	2	$23	3	$67

During the six months ended June 30, 2012, no loans modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date. There were no loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructure date during the six months ended June 30, 2011.

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

The following tables present the changes in the accretable yield for the three months ended June 30, 2012 and 2011 for each respective acquired loan portfolio.

	Three months ended June 30, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$8,955	$46,774	$55,729
Accretion to interest income	(1,134)	(3,911)	(5,045)
Reclassifications (to)/from nonaccretable difference	(267)	(9,215)	(9,482)
Balance, end of period	$7,554	$33,648	$41,202

	Three months ended June 30, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$4,253	$30,808	$35,061
Accretion to interest income	(588)	(3,645)	(4,233)
Reclassifications (to)/from nonaccretable difference	226	(2,272)	(2,046)
Balance, end of period	$3,891	$24,891	$28,782

The following tables present the change in the accretable yield for the six months ended June 30, 2012 and 2011 for each respective acquired portfolio.

	Six months ended June 30, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$9,399	$55,318	$64,717
Accretion to interest income	(2,215)	(7,006)	(9,221)
Reclassifications (to)/from nonaccretable difference	370	(14,664)	(14,294)
Balance, end of period	$7,554	$33,648	$41,202

	Six months ended June 30, 2011
	Western Commercial	San Luis Trust Bank		Total

Balance, beginning of period	$5,457	$	−	$5,457
Additions resulting from acquisition	—		31,885	31,885
Accretion to interest income	(1,792)		(4,722)	(6,514)
Reclassifications (to)/from nonaccretable difference	226		(2,272)	(2,046)
Balance, end of period	$3,891		$24,891	$28,782

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At June 30, 2012	At December 31, 2011

Home mortgage	$32,752	$36,736
Commercial mortgage	32,395	37,804
Construction and land loans	19,325	22,875
Multifamily	12,652	15,944
Commercial loans and lines of credit	9,145	11,206
Home equity loans and lines of credit	8,453	10,841
Installment and credit card	−	6

Total covered loans	$114,722	$135,412

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $55.5 million at June 30, 2012 and $68.1 million at December 31, 2011.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the six months ended June 30, 2012.

	Six months ended June 30, 2012
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	661	920	1,581
Cash payments received from FDIC	(2,456)	(12,005)	(14,461)
Net accretion	14	252	266

Balance, end of period	$7,378	$48,091	$55,469

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.9 million at June 30, 2012 and $3.8 million at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due		Accruing loans 90+ days past due		Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$380	$	−	$	−	$380	$865	$7,900	$9,145
Commercial mortgage	−		−		−	−	501	31,894	32,395
Multifamily	169		−		−	169	1,099	11,384	12,652
Construction and land	777		−		−	777	1,405	17,143	19,325
Home mortgage	239		−		−	239	5,457	27,056	32,752
Home equity loans and lines	200		100		−	300	145	8,008	8,453
Total	$1,765		$100	$	−	$1,865	$9,472	$103,385	$114,722

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due		Accruing loans 90+ days past due		Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$109	$	−	$	−	$109	$1,338	$9,759	$11,206
Commercial mortgage	−		−		−	−	3,043	34,761	37,804
Multifamily	97		−		−	97	3,670	12,177	15,944
Construction and land	755		−		−	755	3,920	18,200	22,875
Home mortgage	793		909		511	2,213	6,389	28,134	36,736
Home equity loans and lines	243		−		−	243	187	10,411	10,841
Installment	−		−		−	−	−	6	6
Total	$1,997		$909		$511	$3,417	$18,547	$113,448	$135,412

The table below presents the covered loan portfolio by credit quality indicator as of June 30, 2012.

	Pass	Special Mention	Substandard	Doubtful		Loss		Total
	(in thousands)
Home mortgage	$9,913	$3,967	$18,872	$	−	$	−	$32,752
Commercial mortgage	22,117	5,033	5,245		−		−	32,395
Construction and land	3,518	3,242	12,565		−		−	19,325
Multifamily	7,822	−	4,830		−		−	12,652
Commercial loans and lines of credit	5,182	995	2,968		−		−	9,145
Home equity loans and lines	6,740	945	768		−		−	8,453

	$55,292	$14,182	$45,248	$	−	$	−	$114,722

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful		Loss		Total
	(in thousands)
Home mortgage	$11,213	$5,953	$19,570	$	−	$	−	$36,736
Commercial mortgage	17,888	10,737	9,179		−		−	37,804
Construction and land	4,447	4,129	14,299		−		−	22,875
Multifamily	9,247	−	6,697		−		−	15,944
Commercial loans and lines of credit	3,076	2,057	5,952		121		−	11,206
Home equity loans and lines	8,513	1,327	1,001		−		−	10,841
Installment	2	−	4		−		−	6

	$54,386	$24,203	$56,702		$121	$	−	$135,412

NOTE 7 – FORECLOSED PROPERTY

Non-covered foreclosed property at June 30, 2012 consists of an $11.6 million completed office complex project consisting of 14 buildings in Ventura County, $2.8 million of unimproved property consisting of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $0.7 million industrial building in Costa Mesa, California. The remainder represents one multifamily property and one single-family residence.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	5	$18,709	8	$20,855	7	$20,349	8	$26,011
New properties added	−	−	1	229	−	−	1	229
Valuation allowances	−	(1,500)	−	(97)	−	(1,500)	−	(5,208)
Partial sale proceeds received	−	(1,085)	−	−	−	(2,161)	−	−
Sales of properties	−	−	(2)	(958)	(2)	(564)	(2)	(1,003)
Ending balance	5	$16,124	7	$20,029	5	$16,124	7	$20,029

Covered foreclosed property was $9.5 million at June 30, 2012 and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	34	$12,868	21	$11,096	49	$14,616	2	$977
New properties acquired	−	−	−	−	−	−	22	11,052
New properties added	4	2,158	6	1,351	9	6,065	7	2,752
Valuation allowances	−	−	−	(2,177)	−	−	−	(2,177)
Sales of properties	(19)	(5,496)	(6)	(4,634)	(39)	(11,151)	(10)	(6,968)
Ending balance	19	$9,530	21	$5,636	19	$9,530	21	$5,636

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at June 30, 2012 and at December 31, 2011. No impairment loss was recognized for the three-month or six-month periods ended June 30, 2012 and June 30, 2011.

Core deposit intangibles, net of accumulated amortization, were $7.7 million at June 30, 2012 and $8.5 million at December 31, 2011. Amortization expense for the three months ended June 30, 2012 was $359,000 and for the three months ended June 30, 2011 was $434,000. Amortization expense for the six months ended June 30, 2012 was $763,000 and for the six months ended June 30, 2011 was $750,000.

Trade name intangible, net of accumulated amortization, was $1.9 million at June 30, 2012 and $2.1 million at December 31, 2011. Amortization expense for the three months ended June 30, 2012 and 2011 was $100,000 in each period. Amortization expense for the six months ended June 30, 2012 and 2011 was $200,000 in each period.

The contracts and customer relationship intangible related to the EPS division, net of accumulated amortization, was $3.2 million at June 30, 2012 and $3.3 million at December 31, 2011. Amortization expense for the three months ended June 30, 2012 and 2011 was $90,000. Amortization expense for the six months ended June 30, 2012 was $180,000 and for the six months ended June 30, 2011 was $90,000.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012 and December 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of June 30, 2012		As of December 31, 2011		As of June 30, 2012			As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$61	Other Assets	$175	Other Liabilities	$	−	Other Liabilities	$	−

Total derivatives designated as hedging instruments		$61		$175		$	−		$	−
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$205	Other Assets	$291	Other Liabilities	$	−	Other Liabilities	$	−

Total derivatives not designated as hedging instruments		$205		$291		$	−		$	−

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2012, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. One of the caps is forward-starting and was not in effect during the three or six months ended June 30, 2012.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the three or six months ended June 30, 2012 and 2011.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $100,374 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. As of June 30, 2012, the Company had twelve interest rate caps with an aggregate notional amount of $240 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the six months ended June 30, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Derivatives in Cash Flow Hedging Relationships

				(in thousands)			(in thousands)
Interest Rate Products	$(37)	$(122)	Interest income	$(29)	$(7)	Other non- interest income	$	−	$	−

Total	$(37)	$(122)		$(29)	$(7)		$	−	$	−

		Amount of Gain or (Loss) Recognized in Income on Derivative Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011

Interest Rate Products	Other non-interest income	$(407)	$	−

Total		$(407)	$	−

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of June 30, 2012, the Company did not have any derivatives that were in a net liability position related to these agreements.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. For the three months ended June 30, 2012 and 2011, common stock equivalents totaling approximately 358,462 and 659,034 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. For the six months ended June 30, 2012 and 2011, common stock equivalents totaling approximately 378,732 and 695,147 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive.

The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except per share data)	2012		2011		2012		2011
	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income as reported	$3,185	$3,185	$2,417	$2,417	$5,770	$5,770	$18,005	$18,005
Less preferred stock dividend declared	(313)	(313)	(313)	(313)	(625)	(625)	(625)	(625)
Net income available to common shareholders	$2,872	$2,872	$2,104	$2,104	$5,145	$5,145	$17,380	$17,380
Weighted average common shares outstanding-Basic	29,234	29,234	28,373	28,373	29,235	29,235	28,275	28,275
Restricted stock	−	−	56	−	−	−	46	−
Stock options	27	−	−		5	−	−	−
Convertible preferred stock	331	−	316	−	330	−	315	−
Weighted average common shares outstanding-Diluted	29,592	29,234	28,745	28,373	29,570	29,235	28,636	28,275
Net income per common share – basic and diluted	$0.10	$0.10	$0.07	$0.07	$0.17	$0.18	$0.61	$0.61

NOTE 11 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at June 30, 2012.
		Financial Assets Measured at Fair Value on a Recurring Basis at June 30, 2012, Using
	Fair value at June 30, 2012	Quoted prices in active markets for identical assets (Level 1)		Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$32,083	$	−	$32,083	$	−
U.S. government agency notes	45,699		−	45,699		−
U.S. government agency mortgage-backed securities	186,233		−	186,233		−
U.S. government agency collateralized mortgage obligations	210,926		−	210,926		−
Private label collateralized mortgage obligations	9,836		−	9,836		−
Municipal securities	32,239		−	32,239		−
Other domestic debt securities	5,197		−	5,197		−
Interest rate caps	266		−	266		−

Total assets measured at fair value	$522,479	$	−	$522,479	$	−

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2012, Using
	Fair value at June 30, 2012	Quoted prices in active markets for identical assets (Level 1)		Other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$17,388	$	−	$	−	$17,388	$398
Non-covered foreclosed property	16,124		−		−	16,124	1,602
Covered foreclosed property	9,530		−		−	9,530	−

Total assets measured at fair value	$43,042	$	−	$	−	$43,042	$2,000

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)		Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,161	$	−	$45,161	$	−
U.S. government agency notes	59,446		−	59,446		−
U.S. government agency mortgage-backed securities	133,675		−	133,675		−
U.S. government agency collateralized mortgage obligations	168,174		−	168,174		−
Private label collateralized mortgage obligations	13,042		−	13,042		−
Municipal securities	29,325		−	29,325		−
Other domestic debt securities	4,912		−	4,912		−
Interest rate caps	466		−	466		−

Total assets measured at fair value	$454,201	$	−	$454,201	$	−

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)		Other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$8,066	$	−	$	−	$8,066	$520
Non-covered foreclosed property	20,349		−		−	20,349	5,770
Covered foreclosed property	14,616		−		−	14,616	−

Total assets measured at fair value	$43,031	$	−	$	−	$43,031	$6,290

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended June 30, 2012. There have been no changes in valuation techniques for the quarter ended June 30, 2012 and are consistent with techniques used in prior periods.

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

FDIC shared-loss asset-The fair value of the FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements and is based upon estimated cash flows from our covered assets discounted by a rate reflective of the creditworthiness of the FDIC as would be required by market participants.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

As of June 30, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$97,266	$97,266	$	−	$	−	$97,266
Securities available-for-sale	522,213	−		522,213		−	522,213
FHLB and other stock	10,795	−		−		10,795	10,795
Bank owned life insurance assets	12,883	12,883		−		−	12,883
Non-covered loans, net	1,021,521	−		−		939,107	939,107
Covered loans	114,722	−		−		131,655	131,655
FDIC shared-loss asset	55,469	−		−		55,469	55,469
Interest rate cap	266	−		−		266	266
Financial liabilities:
Demand deposits, money market and savings	1,229,451	$1,229,451	$	−	$	−	1,229,451
Time certificates of deposit	340,936	−		343,155		−	343,155
FHLB advances and other borrowings	129,611	−		133,473		−	133,473
Junior subordinated debentures	26,805	−		−		17,912	17,912
FDIC shared-loss liability	3,870	−		−		3,870	3,870

As of December 31, 2011	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$61,432	$61,432	$	−	$	−	$61,432
Securities available-for-sale	453,735	−		453,735		−	453,735
FHLB and other stock	11,567	−		−		11,567	11,567
Bank owned life insurance assets	12,670	12,670		−		−	12,670
Non-covered loans, net	918,356	−		−		822,081	822,081
Covered loans	135,412	−		−		137,147	137,147
FDIC shared-loss asset	68,083	−		−		68,083	68,083
Interest rate cap	466	−		−		466	466
Financial liabilities:
Demand deposits, money market and savings	$1,075,233	$1,075,233	$	−	$	−	$1,075,233
Time certificates of deposit	350,036	−		351,815		−	351,815
FHLB advances and other borrowings	117,719	−		123,375		−	123,375
Junior subordinated debentures	26,805	−		−		14,173	14,173
FDIC shared-loss liability	3,757	−		−		3,757	3,757

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

The following summarizes the Company’s outstanding commitments:

	June 30, 2012	December 31, 2011
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$168,255	$159,530
Commercial and standby letters of credit	1,601	1,475

	$169,856	$161,005

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

As of June 30, 2012 and December 31, 2011, the Company maintained a reserve for unfunded commitments of $101,000. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

In February 2011, First California Bank was named as a defendant in a putative class action alleging that the manner in which the Bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the California Unfair Competition Law. The action also alleges that the manner in which the Bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the Bank. The action is pending in the Superior Court of Los Angeles County. The action seeks to establish a class consisting of all similarly situated customers of the Bank in the State of California. The case is in early stages, with no responsive pleadings or motions having been filed. No class has been certified in the case. The next status conference is scheduled for August 30, 2012. At this state of the case, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the action vigorously.

Three lawsuits, entitled Wardlaw, et al. v. First California Bank, et al. (Case No. SC114232) (the “Wardlaw Action”), Lou Correa for State Senate, et al. v. First California Bank, et al. (Case No. BC479872) (the “Correa Action”), and Committee to Re-elect Lorreta Sanchez, et al. v. First California Bank, et al. (Case No. BC479873) (the “Sanchez Action”) were filed in the Superior Court of the State of California, County of Los Angeles on September 23, 2011, February 29, 2012, and February 29, 2012, respectively, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. Plaintiffs in the three cases claim, among other things, that the Bank aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at the Bank. Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

               The Bank moved to dismiss the complaint in the Wardlaw Action on November 30, 2011. On December 6, 2011, the Wardlaw Action was designated as complex and transferred to the Superior Court’s complex litigation division. On April 19, 2012, the Sanchez and Correa Actions were deemed related to the Wardlaw Action and were assigned to the same judge.  On May 31, 2012, the court denied the motion to dismiss.  On June 21, 2012, the Bank answered the complaint in the Wardlaw Action.  On July 5, 2012, the Bank answered the complaints in the Correa and Sanchez Actions. The parties in each of the actions are now engaged in discovery. A trial date has not yet been scheduled. At this state of the cases, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the actions vigorously.

                On September 23, 2011, the Bank filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC470182), pursuant to which the Bank interplead the sum of $2,539,049 as the amounts on deposit in accounts at the Bank that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the “Interpleader Action”). The Bank seeks an order requiring the defendants to interplead and litigate their respective claims, discharging the Bank from any and all liability, and restraining proceedings or actions against the Bank by the defendants. The Bank also seeks its costs and reasonable attorneys' fees. On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court’s complex litigation division.  It has been related to the Wardlaw, Sanchez, and Correa Actions.  On June 18, 2012, the Bank moved for summary judgment in the Interpleader Action.  A hearing on the Bank's motion for summary judgment is currently scheduled for August 30, 2012.

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

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products through 15 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

In the second quarter of 2012, we closed four branches as a result of an evaluation which measured near-term growth potential in the current economic environment, as well as our ability to continue to service clients’ needs at nearby locations. We expect the closing of the branches is expected to result in pre-tax cost savings of approximately $1.4 million in 2012 and $2.7 million annually, thereafter. All material amounts related to the branch closures have been accrued and expensed as of June 30, 2012.

At June 30, 2012, we had consolidated total assets of $2.0 billion, total loans of $1.1 billion, deposits of $1.6 billion and shareholders’ equity of $231.2 million. At December 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $223.1 million.

For the second quarter of 2012, we had net income of $3.2 million, compared with net income of $2.4 million for the second quarter of 2011. The increase in net income for the second quarter of 2012 was due principally to higher net interest revenues from improved net interest margins and higher average interest-earning assets. Our net income for the first six months of 2012 was $5.8 million, compared with net income of $18.0 million for the first six months of 2011. The higher net income for the 2011 six-month period was due largely to a pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After a dividend payment on our Series C preferred shares of $312,500 in the second quarter of 2012 and after a dividend payment on our Series B preferred shares of $312,500 in the second quarter of 2011, we recorded net income per diluted common share of $0.10 for the 2012 second quarter compared with $0.07 for the 2011 second quarter. Our net income for the first six months of 2012, after Series C preferred dividends of $625,000, was $0.17 per diluted common share. Our net income for the first six months of 2011, after Series B preferred dividends of $625,000, was $0.61 per diluted common share.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-two quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at June 30, 2012 and was $17.7 million at December 31, 2011.

Non-covered foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $16.1 million at June 30, 2012 and $20.3 million at December 31, 2011.

Covered foreclosed property

All foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement are referred to as “covered foreclosed property” and reported separately in our consolidated balance sheets. We report covered foreclosed property exclusive of expected reimbursement cash flows from the FDIC. We transfer foreclosed covered loan collateral into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs. We initially recorded covered foreclosed property recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. We charge any subsequent valuation adjustments due to declines in fair value to non-interest expense, and we recognize a corresponding increase to the FDIC shared-loss asset for the reimbursable loss amount. We credit any recoveries of previous valuation adjustments to non-interest expense, and we recognize a corresponding increase to the FDIC shared-loss asset for the portion of the recovery due to the FDIC. The estimated fair value of covered foreclosed property was $9.5 million at June 30, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at June 30, 2012 or December 31, 2011. There were net deferred tax liabilities of $9.1 million at June 30, 2012 and $7.4 million at December 31, 2011.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $55.5 million at June 30, 2012 and $68.1 million at December 31, 2011.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.9 million at June 30, 2012 and $3.8 million at December 31, 2011.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At June 30, 2012, we had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012-second quarter effectiveness assessment indicated that these instruments were effective.

At June 30, 2012, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. Derivatives not designated as hedges are marked-to-market each period through earnings. The estimated fair value of these interest rate caps was $205,000 at June 30, 2012 and $291,000 at December 31, 2011.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. No events occurred or circumstances changed since December 31, 2011, which indicated there was a change in the implied fair value of the goodwill.

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

We did not recognize an other-than-temporary impairment loss for the three months ended June 30, 2012 or 2011. For the six months ended June 30, 2012, we recognized a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the same period in 2011, we recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities.

Results of operations – for the three and six months ended June 30, 2012 and 2011

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

Our net interest income for the three months ended June 30, 2012 increased to $17.2 million from $15.5 million for the same period last year. For the first six months of 2012, our net interest income increased to $33.4 million from $28.3 million for the same period a year ago. The increase in net interest income reflects higher interest-earning assets and an improved net interest margin. Interest income for the 2012 second quarter was $19.7 million, up $0.7 million from $19.0 million for the 2011 second quarter. Interest income for the six months ended June 30, 2012 was $38.5 million, up from $35.5 million for the same period a year ago. The increase was due primarily to higher average balances of loans and securities. Interest expense for the 2012 second quarter was $2.5 million, down $1.0 million from $3.5 million for the 2011 second quarter. Interest expense for the six months ended June 30, 2012 was $5.1 million, down from $7.3 million for the same period a year ago. The decrease was due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the second quarter of 2012 was 4.12 percent compared with 3.95 percent for the same quarter last year. For the first half of 2012, our net interest margin was 4.13 percent compared with 3.82 percent for the first half of 2011. The increase in our net interest margin was primarily due to the positive effects of lower rates paid on interest-bearing deposits and borrowings. The yield on interest-earning assets for the second quarter of 2012 was 4.70 percent, down 14 basis points from 4.84 percent for the second quarter a year ago. The yield on interest-earning assets for the first six months of 2012 was 4.75 percent, down 4 basis points from 4.79 percent for the same period a year ago. The reduction in our earning-asset yield was primarily due to a reduction in the yield on our securities portfolio from the prior-year periods. The cost of our interest-bearing liabilities was 0.87 percent for the 2012 second quarter, down 31 basis points from 1.18 percent for the second quarter a year ago. The cost of our interest-bearing liabilities was 0.91 percent for the first six months of 2012, down 36 basis points from 1.27 percent for the same period a year ago.

The following table presents the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three months ended June 30, 2012 and 2011.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans (1)	$1,127,369	$17,801	6.35%	$1,107,772	$17,236	6.24%
Securities	479,010	1,826	1.60%	314,025	1,680	2.16%
Federal funds sold and deposits with banks	84,796	67	0.31%	154,631	111	0.29%

Total earning assets	1,691,175	$19,694	4.70%	1,576,428	$19,027	4.84%

Non-earning assets	256,008			279,720

Total average assets	$1,947,183			$1,856,148

Interest bearing checking	$116,722	$61	0.21%	$97,699	$99	0.41%
Savings and money market	510,143	593	0.47%	473,867	1,131	0.95%
Certificates of deposit	345,739	745	0.87%	460,840	1,086	0.94%

Total interest bearing deposits	972,604	1,399	0.58%	1,032,406	2,316	0.90%

Borrowings	130,922	908	2.79%	138,965	877	2.53%
Junior subordinated debentures	26,805	155	2.31%	26,805	334	4.99%

Total borrowed funds	157,727	1,063	2.69%	165,770	1,211	2.92%

Total interest bearing funds	1,130,331	$2,462	0.87%	1,198,176	$3,527	1.18%

Noninterest checking	569,248			418,406
Other liabilities	17,859			23,940
Shareholders’ equity	229,745			215,626

Total liabilities and shareholders’ equity	$1,947,183			$1,856,148

Net interest income		$17,232			$15,500
Net interest margin (tax equivalent) (2)			4.12%			3.95%

(1)
Yields and amounts earned on loans include loan fees/discount accretion of $2.3 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $14.1 million and $59.3 million for the respective periods.

(2)	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

	Six months ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans (1)	$1,112,558	$34,791	6.29%	$1,066,703	$32,368	6.12%
Securities	462,354	3,597	1.63%	302,090	2,991	1.99%
Federal funds sold and deposits with banks	61,075	103	0.34%	126,268	180	0.29%

Total earning assets	1,635,987	$38,491	4.75%	1,495,061	$35,539	4.79%

Non-earning assets	266,071			264,188

Total average assets	$1,902,058			$1,759,249

Interest bearing checking	$111,203	$115	0.21%	$95,266	$189	0.40%
Savings and money market	501,831	1,252	0.50%	449,157	2,132	0.90%
Certificates of deposit	346,621	1,403	0.81%	447,640	2,337	0.99%

Total interest bearing deposits	959,655	2,770	0.58%	992,063	4,658	0.95%

Borrowings	131,013	1,852	2.84%	136,229	1,937	2.71%
Junior subordinated debentures	26,805	469	3.49%	26,805	665	4.96%

Total borrowed funds	157,818	2,321	2.94%	163,034	2,602	3.20%

Total interest bearing funds	1,117,473	$5,091	0.91%	1,155,097	$7,260	1.27%

Noninterest checking	536,857			374,414
Other liabilities	20,055			21,519
Shareholders’ equity	227,673			208,219

Total liabilities and shareholders’ equity	$1,902,058			$1,759,249

Net interest income		$33,400			$28,279
Net interest margin (tax equivalent) (2)			4.13%			3.82%

(1)
Yields and amounts earned on loans include loan fees/discount accretion of $3.9 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $14.2 million and $48.6 million for the respective periods.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)
	Three months ended June 30, 2012 to 2011 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$260	$305	$565
Interest on securities	(737)	883	146
Interest on Federal funds sold and deposits with banks	6	(50)	(44)

Total interest income	(471)	1,138	667

Interest expense
Interest on deposits	783	134	917
Interest on borrowings	(82)	51	(31)
Interest on junior subordinated debentures	179	−	179

Total interest expense	880	185	1,065

Net interest income	$409	$1,323	$1,732

	Six months ended June 30, 2012 to 2011 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$1,024	$1,399	$2,423
Interest on securities	(981)	1,587	606
Interest on Federal funds sold and deposits with banks	16	(93)	(77)

Total interest income	59	2,893	2,952

Interest expense
Interest on deposits	1,719	169	1,888
Interest on borrowings	10	75	85
Interest on junior subordinated debentures	196	−	196

Total interest expense	1,925	244	2,169

Net interest income	$1,984	$3,137	$5,121

(1)
We allocated the change in interest income or interest expense that is attributable to both changes in average balance and average rate  to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $0.5 million for the three months ended June 30, 2012 and 2011. For the first six months of 2012, the provision for loan losses was $1.0 million compared with $3.0 million for the same period last year. The provision for loan losses declined from the prior period because of the improvement in the mix of loans. The provision for loan losses relates to the non-covered loan portfolio; there was no provision required for the covered loan portfolio for the three or six months ended June 30, 2012 or 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $3.4 million for the 2012 second quarter compared with $3.2 million for the same period a year ago. Noninterest income was $5.8 million for the first six months of 2012 compared with $38.1 million for the same period last year. The increase for the three-month period was largely due to increased fee income from our EPS division. The decrease for the six-month period was primarily due to the $35.2 million pre-tax bargain purchase gains on the FDIC-assisted SLTB acquisition and EPS division acquisition in the prior-year period.

The following table presents a summary of noninterest income:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Service charges on deposit accounts	$769	$858	$1,600	$1,755
Gain on sale of loans	195	−	245	−
Net gain on sale of securities	593	490	594	490
Impairment loss on securities	−	−	(28)	(1,066)
Loss on non-hedged derivatives	(296)	−	(407)	−
Gain on acquisitions	−	466	−	35,202
Other income	2,107	1,376	3,810	1,718

Total noninterest income	$3,368	$3,190	$5,814	$38,099

Our service charges on deposit accounts for the three months ended June 30, 2012 decreased to $0.8 million from $0.9 million for the three months ended June 30, 2011. Service charges on deposit accounts for the six months ended June 30, 2012 were $1.6 million, down from $1.8 million for the same period last year. The decreases reflect a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

We sold in the second quarter of 2012 $4.1 million of U.S. Small Business Administration, or SBA, loans and realized gains of $195,000. For the first six months of 2012, we sold $4.7 million of SBA loans and realized gains of $245,000.  We did not have an SBA department in the corresponding periods of 2011.

In the second quarter of 2012, we sold $44.5 million of securities and realized net gains of $593,000. In the second quarter of 2011, we sold $21.0 million of securities and realized net gains of $490,000. In the first six months of 2012, we sold $53.2 million of securities and realized net gains of $594,000. In the first six months of 2011, we sold $21.0 million of securities and realized net gains of $490,000.

We did not recognize an impairment loss on securities in the second quarter of 2012 or 2011. We recognized a permanent loss of $28,000 in the first six months of 2012 on a $1.0 million community development-related equity investment. We recognized an other-than-temporary impairment loss of $1.1 million in the first six months of 2011 on two private-label CMO securities. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

At the end of the 2012 second quarter, the Bank had a $240 million notional amount portfolio of forward-starting one-year interest rate caps, up from $120 million at the end of 2011. The Bank had no interest rate caps in the corresponding period a year ago. The estimated fair value of these interest rate caps were $205,000 at June 30, 2012 and $291,000 at December 31, 2011. These interest rate caps are not designated as hedges, therefore, all changes in the fair value of the caps are recognized in earnings each period. We recognized a loss on non-hedged derivatives of $296,000 in the three months ended June 30, 2012 and a loss of $407,000 on non-hedged derivatives in the first six months of 2012. We did not own non-hedged derivatives in the corresponding periods of 2011.

Other income for the three months ended June 30, 2012 was $2.1 million, up from $1.4 million in the same period in 2011. Other income for the first six months of 2012 was $3.8 million, up from $1.7 million for the same period a year ago. The increases reflect the increase in fee income from our EPS division acquired on April 8, 2011.

Noninterest expense

Our noninterest expense for the three months ended June 30, 2012 was $14.8 million compared to $14.0 million for the three months ended June 30, 2011.  For the first half of 2012, noninterest expense was $28.6 million, down from $32.3 million for the same period last year. The 2011 six-month period included $5.2 million of valuation allowances we recognized on our two largest foreclosed properties.

 Salaries and employee benefits for the 2012 second quarter increased $0.2 million, or 3 percent, to $6.8 million from $6.6 million for the 2011 second quarter. Salaries and employee benefits for the first half of 2012 increased to $14.7 million from $12.6 million in the same period a year ago. The increases reflect the workforce increases from the FDIC-assisted SLTB acquisition, the acquisition of the EPS division and new lending teams.

The 2011 second quarter also included integration and conversion expenses related to the EPS division acquisition of approximately $350,000. The first six months of 2011 included integration and conversion expenses related to the EPS division acquisition and FDIC-assisted SLTB acquisition of $865,000. These charges affected the “Salaries and employee benefits”, “Data processing”, and “Legal, audit, and other professional services” categories in the table below.

The net loss on and expense of foreclosed property was $838,000 in the 2012 second quarter compared with $486,000 in the second quarter of 2011. The net loss on and expense of foreclosed property was $593,000 for the first six months of 2012 compared with $5.7 million in the same period in 2011. In the 2012 second quarter, we recognized a $1.5 million valuation allowance on our largest foreclosed property.  In the 2011 first quarter, we recognized valuation allowances of $5.2 million on our two largest foreclosed properties.

The following table presents a summary of noninterest expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Salaries and employee benefits	$6,786	$6,572	$14,662	$12,640
Premises and equipment	1,681	1,603	3,216	3,142
Data processing	820	814	1,621	1,875
Legal, audit, and other professional services	1,639	1,568	2,575	3,228
Printing, stationery, and supplies	83	112	166	208
Telephone	217	208	444	374
Directors’ expense	123	100	252	206
Advertising, marketing and business development	358	428	881	797
Postage	57	65	114	121
Insurance and regulatory assessments	599	750	1,080	1,413
Loss on and expense of foreclosed property	838	486	593	5,738
Amortization of intangible assets	549	624	1,143	1,040
Other expenses	1,043	687	1,849	1,548

Total noninterest expense	$14,793	$14,017	$28,596	$32,330

Our efficiency ratio was 67 percent for the second quarter of 2012 compared with 71 percent for the second quarter of 2011. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, (gain) loss on and expense of foreclosed property and integration/conversion expenses to the sum of net interest income and noninterest income, excluding gains or losses on securities and gains on acquisitions. The improvement in the efficiency ratio for the second quarter of 2012 as compared to the second quarter of 2011 was due primarily to revenues growing at a faster pace than operating expenses.

Income taxes

The income tax provision was $3.8 million for the six months ended June 30, 2012 compared with $13.0 million for the same period in 2011. The combined federal and state effective tax rate for the six months ended June 30, 2012 was 40.0 percent compared with 42.0 percent for the same period in 2011.

Financial position – June 30, 2012 compared with December 31, 2011

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

We manage credit risk through Board-approved policies and procedures. At least annually, the Board of Directors reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established. Management’s Loan Committee meets regularly to approve certain loans, monitors delinquencies and reports quarterly to the Director’s Credit Review Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans increased $103.8 million, or 11 percent, to $1.0 billion at June 30, 2012 from $936.1 million at December 31, 2011.  Commercial mortgages increased 9 percent or $37.1 million in the first six months of 2012 while commercial loans and lines declined 5 percent or $9 million for the same period.  Multifamily mortgages increased 15 percent, with $16.9 million of the increase from originations and $24.1 million from purchases, partially offset by $17.9 million in reductions from pay-downs and pay-offs.  In addition, we purchased $66.7 million of conforming and non-conforming residential mortgages secured by properties generally within our seven-county market area.  During the same period, we received $17.5 million of residential mortgage pay-offs and pay-downs.
(in thousands)	At June 30, 2012	At December 31, 2011
Commercial mortgage	$430,489	$393,376
Multifamily mortgage	215,509	187,333
Commercial loans and lines of credit	171,413	180,421
Home mortgage	155,559	106,350
Home equity loans and lines of credit	34,402	28,645
Construction and land development	28,100	35,082
Installment and credit card	4,393	4,896

Total loans	1,039,865	936,103
Allowance for loan losses	(18,344)	(17,747)

Loans, net	$1,021,521	$918,356

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

Commercial mortgage loans, the largest segment of our portfolio, were 41 percent of total non-covered loans at June 30, 2012 compared with 42 percent at December 31, 2011. Our commercial mortgage portfolio consisted of 403 loans with an average balance of $1,069,000 at June 30, 2012. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have historically been office, industrial, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Non-covered commercial mortgage loans by region/county (in thousands)	At June 30, 2012	At December 31, 2011
Southern California
Los Angeles	$194,159	$182,282
Orange	31,869	27,151
Ventura	131,487	122,921
Riverside	23,072	22,041
San Bernardino	17,368	15,538
San Diego	16,872	14,170
Santa Barbara	7,701	225
Total Southern California	422,528	384,328

Northern California
Alameda	342	343
Alpine	−	569
Contra Costa	344	354
Fresno	2,386	2,404
Imperial	326	335
Kern	628	672
Madera	513	521
Placer	597	603
Sacramento	323	333
San Luis Obispo	1,958	-
San Mateo	−	2,363
Solano	261	265
Tulare	283	286
Total Northern California	7,961	9,048
Total non-covered commercial mortgage loans	$430,489	$393,376

The following table shows the distribution of our non-covered commercial mortgage loans by property type.

Non-covered commercial mortgage loans by property type (in thousands)	At June 30, 2012	At December 31, 2011

Industrial/warehouse	$108,531	$113,480
Office	86,301	87,136
Retail	71,749	64,646
Hotel	29,560	23,746
Mixed use	26,830	12,343
Medical	19,049	14,043
Restaurant	13,931	7,771
Self storage	9,673	19,752
Assisted living	9,540	5,649
All other	55,325	44,810
Total non-covered commercial mortgage loans	$430,489	$393,376

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2012	2013	2014	2015	2016 and Thereafter	Total

2007 and earlier	$14,863	$3,791	$17,364	$4,072	$140,913	$181,003
2008	1,121	1,890	225	109	43,944	47,289
2009	1,331	−	1,663	66	47,396	50,456
2010	91	242	−	2,853	24,949	28,135
2011	50	−	−	−	49,984	50,034
2012	543	156	3,586	−	69,287	73,572
Total	$17,999	$6,079	$22,838	$7,100	$376,473	$430,489

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.25. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.2 percent and the weighted average debt service coverage ratio was 1.96 at June 30, 2012. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily mortgage loans represent the next largest category of non-covered loans and were 21 percent of total non-covered loans at June 30, 2012, up from 20 percent as of December 31, 2011. Our multifamily loan portfolio consisted of 201 loans with an average balance of $1,062,000 at June 30, 2012. Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 61.2 percent and the weighted average debt service coverage ratio was 1.44 for our multifamily portfolio at June 30, 2012.  Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multifamily mortgage loans by region/county (in thousands)	At June 30, 2012	At December 31, 2011
Southern California
Los Angeles	$127,628	$107,580
Orange	12,189	15,638
Ventura	11,101	6,942
Riverside	493	496
San Bernardino	3,958	3,989
San Diego	20,472	20,965
Santa Barbara	4,848	1,853
Total Southern California	180,689	157,463

Northern California
Alameda	4,642	7,247
Calaveras	1,330	1,337
Contra Costa	608	613
Fresno	236	239
Kern	2,492	2,538
Merced	644	650
Monterey	370	373
Mono	221	224
San Francisco	6,438	4,228
San Mateo	1,383	-
Santa Clara	16,122	12,085
Santa Cruz	334	336
Total Northern California	34,820	29,870
Total non-covered multifamily mortgage loans	$215,509	$187,333

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2012		2013	2014	2015		2016 and Thereafter	Total

2007 and earlier	$	−	$1,084	$875	$	−	$22,115	$24,074
2008		−	−	−		−	37,715	37,715
2009		219	−	−		−	37,139	37,358
2010		−	−	−		−	8,543	8,543
2011		−	−	−		−	64,266	64,266
2012		−	1,684	−		−	41,869	43,553
Total		$219	$2,768	$875	$	−	$211,647	$215,509

Commercial loans represent the next largest category of loans and were 16 percent of total non-covered loans at June 30, 2012, down from 19 percent at December 31, 2011. Our commercial loan portfolio consisted of 881 loans with an average balance of $199,000 at June 30, 2012. Unused commitments on commercial loans were $110.8 million at June 30, 2012 compared with $110.9 million at December 31, 2011. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the SBA or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At June 30, 2012, five loans under these facilities had outstanding balances of $14.4 million. These loans consist of four motion picture and video production loan participations and a $0.7 million healthcare facility loan participation. At June 30, 2012, we also have a commitment of $10.0 million for one other motion picture and video production facility with no outstanding balance. Below is a table of our non-covered commercial loans by business sector.

Non-covered commercial loans by industry/sector (in thousands)	At June 30, 2012	At December 31, 2011

Real estate	$54,226	$47,439
Services	31,722	47,219
Information	31,021	30,040
Trade	21,177	22,988
Manufacturing	12,942	16,196
Healthcare	11,058	14,712
Transportation and warehouse	1,434	1,827
Other	7,833	−
Total non-covered commercial loans	$171,413	$180,421

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

Construction and land loans represent 3 percent of total non-covered loans at June 30, 2012, down from 4 percent at December 31, 2011. Our construction and land portfolio consisted of 27 loans with an average commitment of $1,856,000 at June 30, 2012. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans are typically short term, with maturities ranging from 12 to 18 months. The maximum loan-to-value is 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 60.6 percent at June 30, 2012. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

	At June 30, 2012		At December 31, 2011
Non-covered construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding
Los Angeles	$25,257	$11,529	$29,369	$11,603
Orange	4,064	138	5,857	2,909
Ventura	17,758	13,448	20,473	15,608
Riverside	1,795	1,747	3,772	3,726
Santa Barbara	1,239	1,238	1,239	1,236
Total non-covered construction and land loans	$50,113	$28,100	$60,710	$35,082

We are mindful of the economic disruption in our marketplace and supplemented our regular monitoring practices with updated project appraisals, re-evaluation of estimated project marketing time and re-evaluation of the sufficiency of the original loan commitment to absorb interest charges (i.e., interest reserves) when necessary. We also re-evaluate the project sponsor’s ability, where applicable, to successfully complete other projects funded by other institutions. In circumstances where the interest reserve was not sufficient, we request the project sponsor to make payments to us from their general resources or request the project sponsor to place with us the proceeds from a portion of the project sales. While we believe that our monitoring practices are adequate, we cannot make assurances that there will not be further delinquencies, lengthened project marketing time or declines in real estate values.

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at June 30, 2012. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At June 30, 2012, 37 percent of our loans were less than $1 million and 81 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	At June 30, 2012
	$	Less than 500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,500,000

Commercial mortgage		11%	14%	35%	16%	16%	8%
Commercial loans and lines of credit		28%	14%	26%	9%	23%	−	%
Construction and land development		4%	2%	24%	20%	50%	−	%
Multifamily mortgage		10%	24%	46%	5%	10%	5%
Home mortgage		43%	28%	18%	2%	9%	−	%
Home equity loans and lines of credit		39%	15%	31%	15%	− %	−	%
Installment and credit card		83%	17%	− %	− %	− %	−	%

Weighted average totals		19%	18%	33%	11%	15%	4%
Number		2,221	269	212	30	24	4

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

Our loan policy provides procedures designed to evaluate and assess the risk factors associated with our loan portfolio, to enable us to assess such risk factors prior to granting new loans and to evaluate the sufficiency of the allowance for non-covered loan losses. We assess the allowance on a monthly basis and undertake a more critical evaluation quarterly. At the time of the monthly review, the Board of Directors will examine and formally approve the adequacy of the allowance. The quarterly evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquency and nonaccruals, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national level, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-two quarters.

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

Our 2012 second quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised upward our estimated loss factors in our qualitative considerations and revised downward our estimated loss factors in our quantitative considerations.

The allowance for non-covered loan losses increased to $18.3 million at June 30, 2012 from $17.7 million at December 31, 2011 because, since year-end 2011, loans increased, the mix of loans changed, and we changed our estimated loss factors. The provision to increase the allowance for non-covered loan losses was $0.5 million for the three months ended June 30, 2012 and $1.0 million for the six months ended June 30, 2012. The ratio of the allowance for non-covered loan losses to non-covered loans was 1.76 percent at June 30, 2012 compared with 1.90 percent at December 31, 2011.

We believe that our allowance for non-covered loan losses was adequate at June 30, 2012; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$18,154	$18,666	$17,747	$17,033
Provision for non-covered loan losses	500	500	1,000	3,000
Loans charged-off	(408)	(1,134)	(626)	(2,027)
Recoveries on loans charged-off	98	274	223	300
Ending balance	$18,344	$18,306	$18,344	$18,306

Allowance to non-covered loans	1.76%	1.99%	1.76%	1.99%
Net non-covered loans charged-off to average loans (annualized)	0.11%	0.31%	0.07%	0.32%

The following table presents the net non-covered loan charge-offs by loan type for the periods indicated.

(in thousands)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Construction and land	$	−	$(1)
Home mortgage		100	367
Commercial loans & lines		266	900
Commercial mortgage		8	377
Installment		29	84
Total		$403	$1,727

Net non-covered loan charge-offs for the three months ended June 30, 2012 were $0.3 million compared with $0.9 million for the same period last year. Net non-covered loan charge-offs for the six months ended June 30, 2012 were $0.4 million compared with $1.7 million for the same period last year. There were no individually significant charge-offs in the first six months of 2012 or 2011. Net non-covered loan charge-offs to average loans for the 2012 second quarter were 0.11 percent compared with 0.31 percent for the 2011 second quarter. Net non-covered loan charge-offs to average loans for the first six months of 2012 were 0.07 percent compared with 0.32 percent for the same period last year.

The following table presents the allocation of the allowance for non-covered loan losses to each loan category and the percentage relationship of non-covered loans in each category to total non-covered loans:

	June 30, 2012		December 31, 2011
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$5,441	41%	$6,091	42%
Multifamily mortgage	2,933	21%	2,886	20%
Commercial loans	7,116	16%	6,221	19%
Construction loans	458	3%	814	4%
Home equity loans and lines	418	3%	390	3%
Home mortgage	1,861	15%	1,274	11%
Installment and credit card	117	1%	71	1%
Total	$18,344	100%	$17,747	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The allowance for losses on undisbursed commitments was $101,000 at June 30, 2012, and December 31, 2011, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We had thirty-three non-covered restructured loans for $13.0 million at June 30, 2012; of these, twenty-one restructured loans for $10.5 million were current at June 30, 2012 and twelve restructured loans for $2.5 million were included in the nonaccrual loan category shown below. We had thirteen non-covered restructured loans for $4.1 million at June 30, 2011; of these, two restructured loans for $1.8 million was included in the accruing loans past due 30 – 89 days category shown below and eleven restructured loans for $2.3 million were included in the nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans at the dates indicated.

(dollars in thousands)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Accruing non-covered loans past due 30 - 89 days		$2,151		$5,838
Accruing non-covered loans past due 90 days or more	$	−	$	−
Nonaccrual non-covered loans		$13,507		$17,792
Ratios:
Nonaccrual non-covered loans to non-covered loans		1.30%		1.93%
Foregone interest on nonaccrual non-covered loans		$316		$1,048

Non-covered accruing loans past due 30 to 89 days decreased to $2.2 million at June 30, 2012 from $3.4 million at December 31, 2011. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing decreased to $13.5 million at June 30, 2012 from $13.9 million at December 31, 2011.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $8.0 million at June 30, 2012. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at June 30, 2012 a specific loss allowance of $2.6 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.2 million commercial business loan to a commercial contractor. This loan was performing in accordance with modified loan terms at June 30, 2012. We estimated a specific loss allowance of $0.6 million for this loan at June 30, 2012.

All other non-covered nonaccrual loans were individually under $1 million at June 30, 2012.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	30	$14,553	39	$21,186	29	$13,860	28	$18,241
New loans added	5	1,230	10	163	10	2,374	24	4,327
Loans transferred to foreclosed property	−	−	(1)	(410)	−	−	(1)	(410)
Loans returned to accrual status	(4)	(1,268)	(4)	(588)	(5)	(1,306)	(6)	(1,285)
Payoffs on existing loans	−	−	(3)	(1,913)	(2)	(305)	(3)	(1,912)
Payments on existing loans	−	(635)	−	(154)	−	(665)	−	(407)
Charge offs on existing loans	(2)	(123)	(1)	(492)	(3)	(187)	(2)	(522)
Partial charge offs on existing loans	−	(250)	−	−	−	(264)	−	(240)
Ending balance	29	$13,507	40	$17,792	29	$13,507	40	$17,792

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $18.7 million and $19.3 million for the six months ended June 30, 2012 and 2011, respectively. Non-covered impaired loans were $24.0 million and $13.9 million at June 30, 2012 and December 31, 2011, respectively. Of the $24.0 million of non-covered impaired loans at June 30, 2012, $23.0 million had specific reserves of $5.6 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves of $3.1 million.

Non-covered foreclosed property

Non-covered foreclosed property at June 30, 2012 consists of an $11.6 million completed office complex project consisting of 14 buildings in Ventura County, down from $14.0 million and 16 buildings at year-end 2011. In addition, foreclosed property includes $2.8 million of unimproved property comprised of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon and a $0.7 million industrial building in Costa Mesa, California, down from $1.8 million at year-end 2011. The remainder represents one multifamily property and one single-family residence individually less than $1 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	5	$18,709	8	$20,855	7	$20,349	8	$26,011
New properties added	−	−	1	229	−	−	1	229
Valuation allowances	−	(1,500)	−	(97)	−	(1,500)	−	(5,208)
Partial sale proceeds received	−	(1,085)	−	−	−	(2,161)	−	−
Sales of properties	−	−	(2)	(958)	(2)	(564)	(2)	(1,003)
Ending balance	5	$16,124	7	$20,029	5	$16,124	7	$20,029

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

The covered loan portfolio decreased to $114.7 million at June 30, 2012 from $135.4 million at December 31, 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At June 30, 2012	At December 31, 2011
Home mortgage	$32,752	$36,736
Commercial mortgage	32,395	37,804
Construction and land loans	19,325	22,875
Multifamily	12,652	15,944
Commercial loans and lines of credit	9,145	11,206
Home equity loans and lines of credit	8,453	10,841
Installment and credit card	−	6
Total covered loans	$114,722	$135,412

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

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements as well as expenses incurred in the collection and resolution of the covered assets reimbursable to us from the FDIC. The FDIC shared-loss asset was $55.5 million at June 30, 2012 and $68.1 million at December 31, 2011. Reimbursable expenses included in this asset amount were $1.6 million and $1.5 million, respectively.  The decrease was due primarily to cash received from the FDIC under the shared-loss agreements. Cash payments to be received from the FDIC in the 2012 third quarter are approximately $5.0 million.

We recorded at fair value the FDIC shared-loss asset, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the six months ended June 30, 2012.

	Six months ended June 30, 2012
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	660	921	1,581
Cash payments received from FDIC	(2,456)	(12,005)	(14,461)
Net accretion	15	251	266
Balance, end of period	$7,378	$48,091	$55,469

 Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.9 million at June 30, 2012 and $3.8 million at December 31, 2011.

Covered foreclosed property

Covered foreclosed property at June 30, 2012 was $9.5 million and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	34	$12,868	21	$11,096	49	$14,616	2	$977
New properties acquired	−	−	−	−	−	−	22	11,052
New properties added	4	2,158	6	1,351	9	6,065	7	2,752
Valuation allowances	−	−	−	(2,177)	−	−	−	(2,177)
Sales of properties	(19)	(5,496)	(6)	(4,634)	(39)	(11,151)	(10)	(6,968)
Ending balance	19	$9,530	21	$5,636	19	$9,530	21	$5,636

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At June 30, 2012, core deposits were $1.29 billion, up 12 percent from $1.15 billion at December 31, 2011. The increase reflects the increase in deposits from our EPS division as well as growth in our relationship banking deposits.  EPS deposits were $239 million at June 30, 2012, up from $132 million at December 31, 2011.  Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at June 30, 2012 increased to $403.8 million from $392.9 million at December 31, 2011. The increase in alternative funds was mainly due to the increase in FHLB advances during the period.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at June 30, 2012 or December 31, 2011. We also have a $14.0 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at June 30, 2012 or December 31, 2011. In addition, we had approximately $302.1 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at June 30, 2012.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At June 30, 2012, there were $27.2 million of dividends available for payment under the method described. For the first six months of 2012 we received no dividends from the Bank. The Company had $2.2 million in cash on deposit with the Bank at June 30, 2012.

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

At June 30, 2012, we had cash balances at the Reserve Bank of $36.0 million compared with $34.2 million at December 31, 2011. Interest bearing deposits with other financial institutions increased to $55.0 million at June 30, 2012 from $21.2 million at December 31, 2011.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $8.7 million during the six months ended June 30, 2012. The difference between cash used by operating activities and net income largely consisted of non-cash items including the provision for loan losses, amortization of net premiums on securities and stock-based compensation expense.

Net cash of $162.8 million used by investing activities consisted principally of $90.1 million of cash used to fund net loan originations and purchases, $219.8 million of purchases of securities available-for-sale and a $33.8 million increase in interest bearing deposits, partially offset by $151.4 million of proceeds from securities available-for-sale and $15.3 million of proceeds from the sale of foreclosed property.

Net cash of $156.2 million provided by financing activities primarily consisted of a $145.1 million increase in net deposits and an $11.9 million net increase in borrowings.

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

Securities, at amortized cost, increased by $65.4 million, or 14 percent, from $456.2 million at December 31, 2011 to $521.6 million at June 30, 2012.  Net unrealized holding gains were $607,000 at June 30, 2012 up from net unrealized holding losses of $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, unrealized holding gains were 0.12 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.
	At June 30, 2012
	Less Than 12 Months		Greater Than 12 Months				Total
	Amortized Cost	Unrealized Losses	Amortized Cost		Unrealized Losses		Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$18,053	$(2)	$	−	$	−	$18,053	$(2)
U.S. government agency notes	5,000	(7)		−		−	5,000	(7)
U.S. government agency collateralized mortgage obligations	148,629	(670)		−		−	148,629	(670)
Private-label collateralized mortgage obligations	−	−		11,461		(1,625)	11,461	(1,625)
Municipal securities	2,365	(41)		−		−	2,365	(41)
Other domestic debt securities	−	−		7,109		(1,912)	7,109	(1,912)
	$174,047	$(720)		$18,570		$(3,537)	$192,617	$(4,257)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$-	$-	$10,029	$(4)
U.S. government agency notes	10,000	(23)	-	-	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	-	-	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	-	-	99,894	(368)
Private-label collateralized mortgage obligations	-	-	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	-	-	4,039	(60)
Other domestic debt securities	-	-	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

We determined that, as of June 30, 2012, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $1.9 million at June 30, 2012. At December 31, 2011, the unrealized loss was $2.1 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security triple-C while another has upgraded their rating to single-B. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at June 30, 2012. Nineteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of June 30, 2012. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The majority of unrealized losses at June 30, 2012 relate to a type of mortgage-backed security also known as private-label CMOs. As of June 30, 2012, the par value of these securities was $13.0 million and the amortized cost basis, net of other-than-temporary impairment charges, was $11.5 million. At June 30, 2012, the fair value of these securities was $9.8 million, representing 2 percent of our securities portfolio. Gross unrealized losses related to these private-label CMO’s were $1.6 million, or 14 percent of the amortized cost basis of these securities as of June 30, 2012.

The gross unrealized losses associated with these securities were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. The two private-label CMOs had credit agency ratings of less than investment grade at June 30, 2012.  We performed discounted cash flow analyses for these three securities using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of June 30, 2012.  Based upon this analysis, we determined that neither of the two private-label CMO’s had further other-than-temporary impairment than what had been previously recognized. We had previously recognized an other-than-temporary loss of $1.6 million on these two securities in previous periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMOs may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

(in thousands)	June 30, 2012	December 31, 2011
Core deposits:
Non-interest bearing checking	$609,320	$482,156
Interest checking	115,020	107,077
Savings and money market accounts	505,111	486,000
Retail time deposits less than $100,000	66,794	74,861
Total core deposits	1,296,245	1,150,094

Noncore deposits:
Retail time deposits $100,000 or more	170,568	169,523
Wholesale time deposits	3,574	5,652
State of California time deposits	100,000	100,000
Total noncore deposits	274,142	275,175
Total core and noncore deposits	$1,570,387	$1,425,269

Large balance certificates of deposit (that is, balances of $100,000 or more) were $274.1 million at June 30, 2012. Large balance certificates of deposit were $275.2 million at December 31, 2011. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $61 billion of investments, of which approximately $4.5 billion represent time deposits placed at various financial institutions. At June 30, 2012, and December 31, 2011, State of California time deposits placed with us, with original maturities of three to six months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives.  Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At June 30, 2012 and December 31, 2011, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $3.6 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at June 30, 2012 and $5.7 million at December 31, 2011.

At June 30, 2012, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$133,113
Over three months to twelve months	64,543
Over twelve months	76,486
$274,142

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At June 30, 2012, we had $129.6 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $99.6 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$99,611	2.78%	$87,719	3.01%
Maximum amount outstanding at any month-end during the period	$102,700	2.76%	$138,750	2.69%
Average amount outstanding during the period	$101,013	2.59%	$98,290	2.66%

The following table presents the maturities of FHLB term advances:

	At June 30, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$22,500	2012	3.75%	$25,551	2012	3.56%
	7,111	2013	2.90%	7,168	2013	2.88%
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	22,500	2017	2.20%	7,500	2017	4.07%
	$99,611			$87,719

The following table presents maturities of securities sold under agreements to repurchase:

	At June 30, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$20,000	2013	3.60%	$20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%
	$30,000			$30,000

Junior Subordinated Debentures

As of June 30, 2012 and December 31, 2011, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities had a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. At June 30, 2012, the rate was 2.07%. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At June 30, 2012, the rate was 2.02%.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series C. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of June 30, 2012, we reserved 336,957 of common shares for the conversion of the preferred stock series A.

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

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund, or SBLF, program. The preferred stock series C shares are entitled to receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next seven quarters and is a function of the growth in qualified small business loans each quarter.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2012
Total capital (to risk weighted assets)	$202,675	16.93%	$95,791	≥ 8.00%
Tier I capital (to risk weighted assets)	$187,665	15.68%	$47,896	≥ 4.00%
Tier I capital (to average assets)	$187,665	9.99%	$75,169	≥ 4.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital (to risk weighted assets)	$194,694	17.32%	$89,924	≥ 8.00%
Tier I capital (to risk weighted assets)	$180,597	16.07%	$44,962	≥ 4.00%
Tier I capital (to average assets)	$180,597	10.33%	$69,906	≥ 4.00%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since June 30, 2012 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
June 30, 2012
Total capital (to risk weighted assets)	$201,047	16.80%	$95,760	≥	8.00%	$119,700	≥	10.00%
Tier I capital (to risk weighted assets)	$186,192	15.55%	$47,880	≥	4.00%	$71,820	≥	6.00%
Tier I capital (to average assets)	$186,192	9.91%	$75,141	≥	4.00%	$93,926	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2011
Total capital (to risk weighted assets)	$192,227	17.10%	$89,944	≥	8.00%	$112,430	≥	10.00%
Tier I capital (to risk weighted assets)	$178,126	15.84%	$44,972	≥	4.00%	$67,458	≥	6.00%
Tier I capital (to average assets)	$178,126	10.18%	$69,968	≥	4.00%	$87,460	≥	5.00%

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

The following summarizes our outstanding commitments at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$168,255	$159,530
Commercial and standby letters of credit	1,601	1,475
	$169,856	$161,005

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

The allowance for losses on undisbursed commitments was $101,000 at both June 30, 2012, and December 31, 2011. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would increase approximately 0.12% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 0.09% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 0.45% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years
-100 bps	0.12%	-3.48%	-6.05%
+100 bps	0.09%	0.49%	2.64%
+200 bps	0.45%	1.87%	8.06%
+400 bps	0.72%	9.16%	23.56%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2012. At June 30, 2012, approximately 44 percent of our loans had a fixed rate of interest and approximately 56 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 26 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 19 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 55 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 84 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 27 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 61 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

The nature of our business causes us to be involved in routine legal proceedings from time to time. Except as disclosed in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended June 30, 2012 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

First California Financial Group, Inc.

Date: August 9, 2012	By:	/s/Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly Authorized Officer)