Form 10-Q
period 2012-09-30
First California Financial Group, Inc.
filed 2012-11-09
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,220,271 shares of Common Stock, $0.01 par value, as of November 6, 2012

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011

Cash and due from banks	$42,387	$40,202
Interest bearing deposits with other banks	34,095	21,230
Securities available-for-sale, at fair value	549,373	453,735
Non-covered loans, net	1,049,642	918,356
Covered loans	106,144	135,412
Premises and equipment, net	18,184	18,480
Non-covered foreclosed property	15,201	20,349
Covered foreclosed property	5,218	14,616
Goodwill	60,720	60,720
Other intangibles, net	12,205	13,887
FDIC shared-loss receivable	50,471	68,083
Cash surrender value of life insurance	12,991	12,670
Accrued interest receivable and other assets	34,173	34,924

Total assets	$1,990,804	$1,812,664

Non-interest checking	$675,488	$482,156
Interest checking	112,895	107,077
Money market and savings	483,293	486,000
Certificates of deposit, under $100,000	62,176	74,861
Certificates of deposit, $100,000 and over	266,040	275,175
Total deposits	1,599,892	1,425,269
Securities sold under agreements to repurchase	30,000	30,000
Federal Home Loan Bank advances	84,583	87,719
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	2,261	7,370
FDIC shared-loss liability	3,827	3,757
Accrued interest payable and other liabilities	6,873	8,637

Total liabilities	1,754,241	1,589,557

Commitments and Contingencies (Note 12)
Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	1,000	1,000
Series C - $0.01 par value, 25,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	25,000	25,000
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,266,050 shares issued at September 30, 2012 and 29,220,079 shares issued at December 31, 2011; 29,220,271 and 29,220,079 shares outstanding at September 30, 2012 and December 31, 2011, respectively	292	292
Additional paid-in capital	174,796	173,062
Treasury stock, 45,779 shares at cost at September 30, 2012 and no shares at December 31, 2011	(255)	—
Retained earnings	33,724	25,427
Accumulated other comprehensive income (loss)	2,006	(1,674)

Total shareholders’ equity	236,563	223,107

Total liabilities and shareholders’ equity	$1,990,804	$1,812,664

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest and fees on loans	$17,555	$16,896	$52,346	$49,264
Interest on securities	1,704	1,720	5,301	4,712
Interest on federal funds sold and interest bearing deposits	51	90	154	270
Total interest income	19,310	18,706	57,801	54,246
Interest on deposits	1,258	1,836	4,028	6,494
Interest on borrowings	887	916	2,739	2,853
Interest on junior subordinated debentures	159	336	628	1,001
Total interest expense	2,304	3,088	7,395	10,348
Net interest income before provision for loan losses	17,006	15,618	50,406	43,898
Provision for non-covered loan losses	500	1,550	1,500	4,550
Net interest income after provision for loan losses	16,506	14,068	48,906	39,348

Service charges on deposit accounts	735	878	2,335	2,633
Gain on loan sales and commissions	29	—	274	—
Net gain on sale of securities	510	209	1,104	699
Impairment loss on securities	(449)	—	(477)	(1,066)
Loss on non-hedged derivatives	(99)	(24)	(506)	(24)
(Amortization)accretion of FDIC shared-loss asset	(135)	48	131	143
Gain on acquisitions	—	—	—	35,202
Other income	1,519	1,189	5,063	2,812
Total noninterest income	2,110	2,300	7,924	40,399

Salaries and employee benefits	6,592	6,675	21,254	19,315
Premises and equipment	1,629	1,567	4,845	4,708
Data processing	910	810	2,531	2,685
Legal, audit, and other professional services	1,905	1,071	4,480	4,299
Printing, stationery and supplies	63	79	229	288
Telephone	193	218	637	592
Directors’ expense	122	135	374	342
Advertising, marketing and business development	340	272	1,221	1,069
Postage	57	50	170	171
Insurance and regulatory assessments	553	364	1,633	1,777
(Gain)loss on and expense of foreclosed property	(701)	(672)	(108)	5,066
Amortization of intangible assets	539	624	1,682	1,665
Other expenses	664	840	2,513	2,387
Total noninterest expense	12,866	12,033	41,461	44,364

Income before provision for income taxes	5,750	4,335	15,369	35,383
Provision for income taxes	2,286	1,819	6,135	14,862
Net income	$3,464	$2,516	$9,234	$20,521

Preferred stock dividends	$(313)	$(1,616)	$(938)	$(2,241)
Net income available to common stockholders	$3,151	$900	$8,296	$18,280

Net income per common share:
Basic	$0.11	$0.03	$0.28	$0.64
Diluted	$0.11	$0.03	$0.28	$0.64

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Other comprehensive income:

Unrealized loss on interest rate cap	$(26)	$(288)	$(140)	$(510)

Unrealized gain on securities available-for-sale	4,572	2,219	7,034	5,098

Reclassification adjustment for net (gains) losses included in net income	(61)	(209)	(627)	367

Other comprehensive income, before tax	4,485	1,722	6,267	4,955

Income tax expense related to items of other comprehensive income	(2,570)	(721)	(2,587)	(2,069)

Other comprehensive income	1,915	1,001	3,680	2,886

Net income	3,464	2,516	9,234	20,521

Comprehensive income	$5,379	$3,517	$12,914	$23,407

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011

Net income	$9,234	$20,521
Adjustments to reconcile net income to net cash from operating activities:
Provision for non-covered loan losses	1,500	4,550
Stock-based compensation costs	1,530	832
Gain on acquisition	—	(35,202)
Gain on sales of securities	(1,104)	(699)
Gain on sales of loans	(274)	—
Net loss on sale and valuation adjustments of non-covered foreclosed property	1,753	4,371
Net gain on sale and valuation adjustments of covered foreclosed property	(2,126)	—
Impairment loss on securities	477	1,066
Amortization of net premiums on securities available-for-sale	4,846	2,672
Depreciation and amortization of premises and equipment	1,598	1,526
Amortization of intangible assets	1,682	1,665
Accretion of FDIC shared-loss asset	(131)	(143)
Loss(gain) on disposal of premises and equipment	40	(149)
Increase in cash surrender value of life insurance	(321)	(330)
Change in deferred taxes	(5,109)	2,298
Increase in accrued interest receivable and other assets, net of effects of acquisition	(20)	(12,123)
Decrease in accrued interest payable and other liabilities, net of effects of acquisition	(1,695)	(1,356)

Net cash provided (used) by operating activities	11,880	(10,501)

Purchases of securities available-for-sale, net of effects from acquisition	(348,380)	(146,184)
Proceeds from repayments and maturities of securities available-for-sale	145,923	102,943
Proceeds from sales of securities available-for-sale	108,380	26,344
Purchases of Federal Home Loan Bank and other stock	—	(5)
Net change in federal funds sold and interest bearing deposits, net of effects from acquisition	(12,865)	(3,664)
Loan originations, purchases and principal collections, net of effects of acquisition	(111,889)	71,542
Purchases of premises and equipment, net of effects of acquisition	(1,487)	(1,828)
Proceeds from sale of premises and equipment	6	1,267
Proceeds from redemption of Federal Home Loan Bank and other stock	748	1,459
Net proceeds from FDIC shared-loss asset	17,743	9,405
Proceeds from sale of non-covered foreclosed property	3,392	2,587
Proceeds from sale of covered foreclosed property	18,439	15,562
Net cash acquired in acquisition	—	122,119

Net cash (used) provided by investing activities	(179,990)	201,547

Net increase in noninterest-bearing deposits, net of effects of acquisition	193,333	40,160
Net decrease in interest-bearing deposits, net of effects of acquisition	(18,709)	(139,013)
Net decrease in FHLB advances and other borrowings, net of effects of acquisition	(3,136)	(75,267)
Dividends paid on preferred stock	(938)	(831)
Purchases of treasury stock	(255)	—

Net cash provided (used) by financing activities	170,295	(174,951)

Change in cash and due from banks	2,185	16,095
Cash and due from banks, beginning of period	40,202	25,487

Cash and due from banks, end of period	$42,387	$41,582

Supplemental cash flow information:
Cash paid for interest	$7,499	$10,222
Cash paid for income taxes	$11,725	$7,520
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$3,712	$3,575
Net change in fair value of cash flow hedges, net of tax	$(32)	$(177)
Non-covered loans transferred to non-covered foreclosed property	$—	$328
Covered loans transferred to covered foreclosed property	$6,721	$15,657
Acquisitions:
Assets acquired	$—	$456,922
Liabilities assumed	$—	$436,498

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

On February 28, 2012, the Bank entered into a definitive agreement and plan of merger to acquire Premier Service Bank, a state-chartered commercial bank headquartered in Riverside, California for $2.0 million. As part of the merger, the Bank will acquire certain assets and assume certain liabilities and substantially all of the operations, including two full-service branches located in Riverside and Corona, California, of Premier Service Bank. The Bank will acquire approximately $140 million of assets, including $104 million of loans related to the transaction. The Bank will assume approximately $112 million of deposits related to the transaction. The transaction is pending the receipt of the required regulatory and shareholder approvals.

The Bank serves the comprehensive financial needs of businesses and consumers in Los Angeles, Orange, Riverside, San Diego, San Bernardino, San Luis Obispo and Ventura counties through 15 full-service branch locations.

Consolidation – The accompanying condensed consolidated financial statements include, in conformity with generally accepted accounting principles in the United States of America, the accounts of the Company, the Bank, Wendy Road Office Development LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company does not consolidate the accounts of FCB Statutory Trust I and First California Statutory Trust I, or the Trusts, in the consolidated financial statements. The Company does include, however, the junior subordinated debentures issued by the Company to the Trusts on the consolidated balance sheets. Results of operations for the three and nine months ended September 30, 2011 include the effects of the FDIC-assisted SLTB transaction and the EPS division acquisition from the date of the acquisitions. All material intercompany transactions have been eliminated.

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012. In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2012 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-two quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.2 million at September 30, 2012 and $17.8 million at December 31, 2011.

Non-covered foreclosed property - We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit recoveries, up to the amount of previous charge-offs, if any, and then earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $15.2 million at September 30, 2012 and $20.3 million at December 31, 2011.

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

Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $5.2 million at September 30, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at September 30, 2012 or December 31, 2011. There were net deferred tax liabilities of $2.3 million at September 30, 2012 and $7.4 million at December 31, 2011.

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

FDIC shared-loss liability – Forty-five days following the tenth anniversary of the Western Commercial Bank, or WCB, and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.8 million at both September 30, 2012 and December 31, 2011.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At September 30, 2012, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012 third quarter effectiveness assessment indicated that these instruments were effective.

At September 30, 2012, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

For the three months ended September 30, 2012, we recognized an other-than-temporary impairment loss of $449,000 on a private-label CMO security which was sold in the third quarter. There was no other-than-temporary impairment loss for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recognized impairment losses of $477,000 - an other-than-temporary impairment loss on a private-label CMO security of

$449,000 and a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the nine months ended September 30, 2011, we recognized an other-than-temporary impairment loss of $1.1 million related to two private-label CMO securities.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This standard eliminates the option to present components of comprehensive income as part of the statement of changes in stockholders’ equity. This standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. A portion of this ASU was deferred with the issuance of ASU 2011-12 discussed below.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides convergence to International Financial Reporting Standards, or IFRS, to provide common disclosure requirements for the offsetting of financial instruments. Existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The new guidance is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. The Company does not expect that adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other. ASU 2012-02 provides guidance on the application of a qualitative assessment of impairment indicators in the review of impairment of indefinite-lived intangible assets. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred, the Company would not be required to perform a quantitative review. The provisions of ASU 2012-02 will be effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 for both public and nonpublic entities, although earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. This standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Certain transition disclosures are required. The adoption of ASU 2012-06 is not expected to have a material impact on our consolidated financial statements.

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

NOTE 4 – SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$19,037	$2	$—	$19,039
U.S. government agency notes	45,530	169	(30)	45,669
U.S. government agency mortgage-backed securities	226,915	4,921	—	231,836
U.S. government agency collateralized mortgage obligations	206,830	682	(815)	206,697
Private label collateralized mortgage obligations	5,763	—	(638)	5,125
Municipal securities	36,820	1,621	(113)	38,328
Other domestic debt securities	4,574	—	(1,895)	2,679

Securities available-for-sale	$545,469	$7,395	$(3,491)	$549,373

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,151	$14	$(4)	$45,161
U.S. government agency notes	59,212	257	(23)	59,446
U.S. government agency mortgage-backed securities	132,141	1,616	(82)	133,675
U.S. government agency collateralized mortgage obligations	168,158	384	(368)	168,174
Private label collateralized mortgage obligations	15,853	—	(2,811)	13,042
Municipal securities	28,572	813	(60)	29,325
Other domestic debt securities	7,151	—	(2,239)	4,912

Securities available-for-sale	$456,238	$3,084	$(5,587)	$453,735

As of September 30, 2012, securities available-for-sale with a fair value of $48.6 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency notes	$3,999	$(30)	$—	$—	$3,999	$(30)
U.S. government agency collateralized mortgage obligations	120,020	(764)	7,175	(51)	127,195	(815)
Private-label collateralized mortgage obligations	—	—	5,763	(638)	5,763	(638)
Municipal securities	7,525	(113)	—	—	7,525	(113)
Other domestic debt securities	—	—	4,574	(1,895)	4,574	(1,895)
	$131,544	$(907)	$17,512	$(2,584)	$149,056	$(3,491)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$—	$—	$10,029	$(4)
U.S. government agency notes	10,000	(23)	—	—	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	—	—	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	—	—	99,894	(368)
Private-label collateralized mortgage obligations	—	—	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	—	—	4,039	(60)
Other domestic debt securities	—	—	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

Net unrealized holding gains were $3.9 million at September 30, 2012 and net unrealized holding losses were $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, net unrealized holding gains were 0.72 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Beginning balance	$3,008	$3,322	$3,643	$2,256
Reduction for securities sold	(1,061)	—	(1,724)	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	449	—	477	1,066
Ending balance	$2,396	$3,322	$2,396	$3,322

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $1.9 million at September 30, 2012. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has recently upgraded the security to investment grade. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at September 30, 2012. Eighteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of September 30, 2012. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The Company owns one mortgage-backed security also known as a private-label CMO. As of September 30, 2012, the par value of this security was $6.7 million and the amortized cost basis, net of other-than-temporary impairment charges, was $5.8 million. At September 30, 2012, the fair value of this security was $5.1 million, representing 1 percent of our securities portfolio. Gross unrealized losses related to this private-label CMO was $0.6 million, or 11 percent of the amortized cost basis of this security as of September 30, 2012.

The gross unrealized losses associated with this security were primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying these securities, causing these securities to be valued at significant discounts to their acquisition cost. This private-label CMO had credit agency ratings of less than investment grade at September 30, 2012. We performed a discounted cash flow analysis for this security using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of September 30, 2012. Based upon this analysis, we determined that there was no further other-than-temporary impairment than what had been previously recognized. We had previously recognized an other-than-temporary loss of $1.0 million on this security in prior periods. We do not intend to sell these securities and we do not believe it likely that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMO may decline further and we may experience further impairment losses. For the three months ended September 30, 2012, we recognized an other-than-temporary impairment loss of $449,000 on a private-label CMO security which was sold in the third quarter. There was no other-than-temporary impairment loss for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recognized impairment losses of $477,000 - an other-than-temporary impairment loss on a private-label CMO security of $449,000 and a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the nine months ended September 30, 2011, we recognized a credit loss of $1.1 million related to two private-label CMO securities.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,037	$19,039
Due after one year through five years	45,530	45,669
Due after five years through ten years	152,115	155,030
Due after ten years	328,787	329,635
Total	$545,469	$549,373

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At September 30, 2012	At December 31, 2011
Commercial mortgage	$453,137	$393,376
Multifamily	214,962	187,333
Commercial loans and lines	168,513	180,421
Home mortgage	152,710	106,350
Home equity loans and lines of credit	42,483	28,645
Construction and land	33,021	35,082
Installment and credit card	3,055	4,896
Total loans	1,067,881	936,103
Allowance for loan losses	(18,239)	(17,747)
Loans, net	$1,049,642	$918,356

At September 30, 2012, loans with a balance of $803.6 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred loan costs of $6.6 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(Dollars in thousands)

Beginning balance	$18,344	$18,306	$17,747	$17,033
Provision for loan losses	500	1,550	1,500	4,550
Loans charged-off	(643)	(2,292)	(1,269)	(4,319)
Recoveries on loans charged-off	38	214	261	514
Ending balance	$18,239	$17,778	$18,239	$17,778

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended September 30, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total
Allowance for credit losses:
Beginning balance	$5,441	$7,116	$2,933	$458	$1,861	$418	$117	$18,344
Charge-offs	—	(253)	(160)	—	(71)	—	(159)	(643)
Recoveries	—	32	—	—	—	—	6	38
Provision	297	(263)	191	35	87	83	70	500
Ending balance	$5,738	$6,632	$2,964	$493	$1,877	$501	$34	$18,239

Ending balance; individually evaluated for impairment	$61	$4,945	$139	$10	$198	$—	$—	$5,353
Ending balance; collectively evaluated for impairment	5,677	1,687	2,825	483	1,679	501	34	12,886
Ending balance	$5,738	$6,632	$2,964	$493	$1,877	$501	$34	$18,239

Non-covered loan balances:
Ending balance	$453,137	$168,513	$214,962	$33,021	$152,710	$42,483	$3,055	$1,067,881

Ending balance; individually evaluated for impairment	$671	$19,129	$2,014	$194	$1,526	$—	$29	$23,563
Ending balance; collectively evaluated for impairment	$452,466	$149,384	$212,948	$32,827	$151,184	$42,483	$3,026	$1,044,318

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended September 30, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments. At September 30, 2011, none of the allowance was associated with covered loans.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$7,019	$5,469	$2,556	$874	$1,851	$426	$111	$18,306
Charge-offs	—	(2,237)	—	(7)	(3)	(37)	(8)	(2,292)
Recoveries	—	204	—	5	5	—	—	214
Provision	(878)	2,689	(70)	138	(276)	(31)	(22)	1,550
Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Ending balance; individually evaluated for impairment	$—	$2,757	$—	$45	$—	$—	$2	$2,804

Ending balance; collectively evaluated for impairment	1,141	3,368	2,486	965	1,577	358	79	14,974

Ending balance	$6,141	$6,125	$2,486	$1,010	$1,577	$358	$81	$17,778

Non-covered loan balances:
Ending balance	$396,232	$189,119	$141,954	$47,931	$110,118	$29,489	$5,203	$920,046

Ending balance; individually evaluated for impairment	$1,413	$10,048	$1,532	$181	$1,105	$—	$4	$14,283

Ending balance; collectively evaluated for impairment	$394,819	$179,071	$140,422	$47,750	$109,013	$29,489	$5,199	$905,763

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the nine months ended September 30, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total
Allowance for credit losses:
Beginning balance	$6,091	$6,221	$2,886	$814	$1,274	$390	$71	$17,747
Charge-offs	(10)	(739)	(160)	—	(169)	—	(191)	(1,269)
Recoveries	2	252	—	—	—	—	7	261
Provision	(345)	898	238	(321)	772	111	147	1,500
Ending balance	$5,738	$6,632	$2,964	$493	$1,877	$501	$34	$18,239

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

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans. Total non-covered nonaccrual loans totaled $15.4 million at September 30, 2012 as compared to $13.9 million at December 31, 2011. The allowance for loan losses maintained for nonaccrual loans was $4.1 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively. Had these loans performed according to their original terms, additional interest income of $0.5 million and $0.7 million would have been recognized in the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the amounts and categories of our non-covered non-accrual loans at the dates indicated:

	At September 30, 2012	At December 31, 2011
Non-accrual loans	(Dollars in thousands)
Aggregate loan amounts
Multifamily	$1,295	$837
Commercial loans	13,032	11,594
Home mortgage	1,053	1,387
Installment	24	42

Total non-covered nonaccrual loans	$15,404	$13,860

Included in non-covered non-accrual loans at September 30, 2012 were thirteen restructured loans totaling $3.8 million. The thirteen loans consist of three home mortgage loans, nine commercial loans and one multifamily loan. Interest income recognized on these loans was $57,000 for the nine months ended September 30, 2012. We had no commitments to lend additional funds to these borrowers.

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

The table below presents the non-covered loan portfolio by credit quality indicator as of September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$149,825	$967	$1,918	$—	$—	$152,710
Commercial mortgage	416,593	32,068	4,476	—	—	453,137
Construction and land	31,237	—	1,784	—	—	33,021
Multifamily	202,914	4,115	7,933	—	—	214,962
Commercial loans and lines	144,525	3,414	19,419	1,155	—	168,513
Home equity loans and lines	41,978	—	505	—	—	42,483
Installment	2,698	271	86	—	—	3,055
	$989,770	$40,835	$36,121	$1,155	$—	$1,067,881

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$103,239	$1,326	$1,785	$—	$—	$106,350
Commercial mortgage	366,078	17,798	9,500	—	—	393,376
Construction and land	31,623	196	3,263	—	—	35,082
Multifamily	178,064	2,972	6,297	—	—	187,333
Commercial loans and lines	155,850	4,030	11,937	8,604	—	180,421
Home equity loans and lines	28,139	—	506	—	—	28,645
Installment	4,516	268	112	—	—	4,896
	$867,509	$26,590	$33,400	$8,604	$—	$936,103

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$96	$—	$—	$96	$13,032	$155,385	$168,513
Commercial mortgage	1,218	—	—	1,218	—	451,919	453,137
Multifamily	1,737	555	—	2,292	1,295	211,375	214,962
Construction and land	—	—	—	—	—	33,021	33,021
Home mortgage	707	—	—	707	1,053	150,950	152,710
Home equity loans and lines	—	—	—	—	—	42,483	42,483
Installment	7	—	—	7	24	3,024	3,055
Total	$3,765	$555	$—	$4,320	$15,404	$1,048,157	$1,067,881

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$41	$1,071	$—	$1,112	$11,594	$167,715	$180,421
Commercial mortgage	648	—	—	648	—	392,728	393,376
Multifamily	1,010	—	—	1,010	837	185,486	187,333
Construction and land	—	—	—	—	—	35,082	35,082
Home mortgage	—	—	—	—	1,387	104,963	106,350
Home equity loans and lines	406	100	—	506	—	28,139	28,645
Installment	172	1	—	173	42	4,681	4,896
Total	$2,277	$1,172	$—	$3,449	$13,860	$918,794	$936,103

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $19.3 million and $18.8 million for the nine months ended September 30, 2012 and 2011, respectively. Non-covered impaired loans were $23.6 million and $13.9 million at September 30, 2012 and December 31, 2011, respectively. Of the $23.6 million of non-covered impaired loans at September 30, 2012, $22.1 million had specific reserves totaling $5.4 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves totaling $3.1 million.

Impaired non-covered loans as of September 30, 2012 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$22,900	$347	$18,782	$19,129	$4,945	$15,370	$202
Commercial mortgage	671	—	671	671	61	675	28
Multifamily	2,166	513	1,501	2,014	139	1,654	30
Construction and land	194	—	194	194	10	151	2
Home mortgage	2,125	602	924	1,526	198	1,405	4
Installment	90	26	3	29	—	34	—
Total	$28,146	$1,488	$22,075	$23,563	$5,353	$19,289	$266

Impaired non-covered loans as of December 31, 2011 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$13,776	$471	$11,123	$11,594	$3,057	$9,374	$—
Multifamily	837	837	—	837	—	140	—
Home mortgage	1,887	1,387	—	1,387	—	1,035	—
Installment	42	42	—	42	—	4	—
Total	$16,542	$2,737	$11,123	$13,860	$3,057	$10,553	$—

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

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$

Commercial mortgage	2	$671	—	$—	2	$671
Commercial loans & lines	15	6,097	9	3,248	24	9,345
Multifamily	1	719	1	212	2	931
Construction and land	1	194	—	—	1	194
Home Mortgage	1	472	3	352	4	824
Installment	2	5	—	—	2	5
Total	22	$8,158	13	$3,812	35	$11,970

	December 31, 2011
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	6	$878	—	$—	6	$878
Commercial loans & lines	—	—	8	2,665	8	2,665
Multifamily	1	725	—	—	1	725
Home mortgage	—	—	1	158	1	158
Total	7	$1,603	9	$2,823	16	$4,426

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

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2012 and 2011, respectively.

	Nine months ended September 30, 2012
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Pre-modification outstanding recorded investment:
Commercial loans & lines	4	$2,037	5	$6,242	4	$517	13	$8,796
Commercial mortgage	—	—	—	—	1	26	1	26
Multifamily	—	—	—	—	1	237	1	237
Construction and land	1	196	—	—	—	—	1	196
Home mortgage	—	—	—	—	3	747	3	747
Installment	—	—	—	—	1	4	1	4
Total	5	$2,233	5	$6,242	10	$1,531	20	$10,006

	Nine months ended September 30, 2012
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Post-modification outstanding recorded investment:
Commercial loans & lines	4	$2,037	5	$6,288	4	$517	13	$8,842
Commercial mortgage	—	—	—	—	1	26	1	26
Multifamily	—	—	—	—	1	237	1	237
Construction and land	1	196	—	—	—	—	1	196
Home mortgage	—	—	—	—	3	686	3	686
Installment	—	—	—	—	1	4	1	4
Total	5	$2,233	5	$6,288	10	$1,470	20	$9,991

	Nine months ended September 30, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Pre-modification outstanding recorded investment:
Commercial loans & lines	—	$—	2	$83	2	$60	4	$143
Multifamily	—	—	—	—	1	626	1	626
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	4	$691	6	$774

	Nine months ended September 30, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)
Post-modification outstanding recorded investment:
Commercial loans & lines	—	$—	2	$83	2	$60	4	$143
Multifamily	—	—	—	—	1	614	1	614
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	4	$679	6	$762

During the nine months ended September 30, 2012 and 2011, no loans modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date.

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

The following tables present the changes in the accretable yield for the three months ended September 30, 2012 and 2011 for each respective acquired loan portfolio.

	Three months ended September 30, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$7,554	$33,648	$41,202
Accretion to interest income	(1,243)	(3,304)	(4,547)
Reclassifications (to)/from nonaccretable difference	(225)	2,673	2,448
Balance, end of period	$6,086	$33,017	$39,103

	Three months ended September 30, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$3,891	$24,891	$28,782
Accretion to interest income	(796)	(3,039)	(3,835)
Reclassifications (to)/from nonaccretable difference	6,582	2,977	9,559
Balance, end of period	$9,677	$24,829	$34,506

The following tables present the change in the accretable yield for the nine months ended September 30, 2012 and 2011 for each respective acquired portfolio.

	Nine months ended September 30, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$9,399	$55,318	$64,717
Accretion to interest income	(3,458)	(10,310)	(13,768)
Reclassifications (to)/from nonaccretable difference	145	(11,991)	(11,846)
Balance, end of period	$6,086	$33,017	$39,103

	Nine months ended September 30, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,457	$—	$5,457
Additions resulting from acquisition	—	31,885	31,885
Accretion to interest income	(2,588)	(7,761)	(10,349)
Reclassifications (to)/from nonaccretable difference	6,808	705	7,513
Balance, end of period	$9,677	$24,829	$34,506

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At September 30, 2012	At December 31, 2011

Commercial mortgage	$31,346	$37,804
Home mortgage	31,338	36,736
Construction and land loans	17,611	22,875
Multifamily	10,120	15,944
Commercial loans and lines of credit	8,199	11,206
Home equity loans and lines of credit	7,530	10,841
Installment and credit card	—	6

Total covered loans	$106,144	$135,412

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $50.5 million at September 30, 2012 and $68.1 million at December 31, 2011.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the nine months ended September 30, 2012.

	Nine months ended September 30, 2012
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	580	1,157	1,737
Cash payments received from FDIC	(3,870)	(15,610)	(19,480)
Net (amortization)accretion	(121)	252	131

Balance, end of period	$5,748	$44,723	$50,471

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.8 million at both September 30, 2012 and December 31, 2011.

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

At September 30, 2012 and December 31, 2011, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$—	$—	$—	$—	$672	$7,527	$8,199
Commercial mortgage	—	—	—	—	1,260	30,086	31,346
Multifamily	157	—	—	157	934	9,029	10,120
Construction and land	—	—	—	—	1,473	16,138	17,611
Home mortgage	417	—	—	417	5,346	25,575	31,338
Home equity loans and lines	—	—	—	—	94	7,436	7,530
Total	$574	$—	$—	$574	$9,779	$95,791	$106,144

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$109	$—	$—	$109	$1,338	$9,759	$11,206
Commercial mortgage	—	—	—	—	3,043	34,761	37,804
Multifamily	97	—	—	97	3,670	12,177	15,944
Construction and land	755	—	—	755	3,920	18,200	22,875
Home mortgage	793	909	511	2,213	6,389	28,134	36,736
Home equity loans and lines	243	—	—	243	187	10,411	10,841
Installment	—	—	—	—	—	6	6
Total	$1,997	$909	$511	$3,417	$18,547	$113,448	$135,412

The table below presents the covered loan portfolio by credit quality indicator as of September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$9,440	$3,869	$18,029	$—	$—	$31,338
Commercial mortgage	19,901	5,187	6,258	—	—	31,346
Construction and land	3,326	2,311	11,974	—	—	17,611
Multifamily	6,218	—	3,902	—	—	10,120
Commercial loans and lines of credit	4,053	1,306	2,787	53	—	8,199
Home equity loans and lines	5,822	944	764	—	—	7,530

	$48,760	$13,617	$43,714	$53	$—	$106,144

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$11,213	$5,953	$19,570	$—	$—	$36,736
Commercial mortgage	17,888	10,737	9,179	—	—	37,804
Construction and land	4,447	4,129	14,299	—	—	22,875
Multifamily	9,247	—	6,697	—	—	15,944
Commercial loans and lines of credit	3,076	2,057	5,952	121	—	11,206
Home equity loans and lines	8,513	1,327	1,001	—	—	10,841
Installment	2	—	4	—	—	6

	$54,386	$24,203	$56,702	$121	$—	$135,412

NOTE 7 – FORECLOSED PROPERTY

Non-covered foreclosed property at September 30, 2012 consists of an $11.5 million completed office complex project consisting of 14 buildings in Ventura County and $2.8 million of unimproved property consisting of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder represents one multifamily property and one single-family residence.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	5	$16,124	7	$20,029	7	$20,349	8	$26,011
New properties added	—	—	1	99	—	—	2	328
Valuation allowances	—	(233)	—	—	—	(1,732)	—	(5,208)
Partial sale proceeds received	—	—	—	—	—	(1,076)	—	—
Sales of properties	(1)	(690)	(2)	(1,722)	(3)	(2,340)	(4)	(2,725)
Ending balance	4	$15,201	6	$18,406	4	$15,201	6	$18,406

Covered foreclosed property was $5.2 million at September 30, 2012 and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	19	$9,530	21	$5,636	49	$14,616	2	$977
New properties acquired	—	—	—	—	—	—	22	11,052
New properties added	4	656	34	13,680	13	6,721	41	15,657
Valuation allowances	—	—	—	(739)	—	—	—	(2,141)
Sales of properties	(9)	(4,968)	(8)	(6,216)	(48)	(16,119)	(18)	(13,184)
Ending balance	14	$5,218	47	$12,361	14	$5,218	47	$12,361

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at September 30, 2012 and at December 31, 2011. No impairment loss was recognized for the three-month or nine-month periods ended September 30, 2012 and September 30, 2011.

Core deposit intangibles, net of accumulated amortization, were $7.4 million at September 30, 2012 and $8.5 million at December 31, 2011. Amortization expense for the three months ended September 30, 2012 was $348,000 and for the three months ended September 30, 2011 was $434,000. Amortization expense for the nine months ended September 30, 2012 was $1.1 million and for the nine months ended September 30, 2011 was $1.2 million.

Trade name intangible, net of accumulated amortization, was $1.8 million at September 30, 2012 and $2.1 million at December 31, 2011. Amortization expense for the three months ended September 30, 2012 and 2011 was $100,000 in each period. Amortization expense for the nine months ended September 30, 2012 and 2011 was $300,000 in each period.

The contracts and customer relationship intangible related to the EPS division, net of accumulated amortization, was $3.1 million at September 30, 2012 and $3.3 million at December 31, 2011. Amortization expense for the three months ended September 30, 2012 and 2011 was $90,000. Amortization expense for the nine months ended September 30, 2012 was $270,000 and for the nine months ended September 30, 2011 was $180,000.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of September 30, 2012		As of December 31, 2011		As of September 30, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$35	Other Assets	$175	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$35		$175		$—		$—
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$105	Other Assets	$291	Other Liabilities	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments		$105		$291		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2012, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. One of the caps is forward-starting and was not in effect during the three or nine months ended September 30, 2012.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the three or nine months ended September 30, 2012 and 2011.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $114,961 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. As of September 30, 2012, the Company had twelve interest rate caps with an aggregate notional amount of $240 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the nine months ended September 30, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Derivatives in Cash Flow Hedging Relationships

				(in thousands)			(in thousands)
Interest Rate Products	$(32)	$(159)	Interest income	$(49)	$(8)	Other non- interest income	$—	$—

Total	$(32)	$(159)		$(49)	$(8)		$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011

Interest Rate Products	Other non-interest income	$(506)	$(24)

Total		$(506)	$(24)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of September 30, 2012, the Company did not have any derivatives that were in a net liability position related to these agreements.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. For the three months ended September 30, 2012 and 2011, common stock equivalents totaling approximately 350,397 and 285,426 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, common stock equivalents totaling approximately 373,975 and 289,735 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except per share data)	2012		2011		2012		2011
	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income as reported	$3,464	$3,464	$2,516	$2,516	$9,234	$9,234	$20,521	$20,521
Less preferred stock dividend declared	(313)	(313)	(1,616)	(1,616)	(938)	(938)	(2,241)	(2,241)
Net income available to common shareholders	$3,151	$3,151	$900	$900	$8,296	$8,296	$18,280	$18,280
Weighted average common shares outstanding-Basic	29,222	29,222	29,077	29,077	29,230	29,230	28,545	28,545
Restricted stock	—	—	165	—	—	—	200	—
Stock options	47	—	—		25	—	—	—
Convertible preferred stock	335	—	320	—	332	—	31	—
Weighted average common shares outstanding-Diluted	29,604	29,222	29,562	29,077	29,587	29,230	28,776	28,545
Net income per common share – basic and diluted	$0.11	$0.11	$0.03	$0.03	$0.28	$0.28	$0.64	$0.64

NOTE 11 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and foreclosed property. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by the FASB accounting standards codification related to fair value disclosure reporting. The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at September 30, 2012.

		Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2012, Using
	Fair value at Sept. 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$19,039	$—	$19,039	$—
U.S. government agency notes	45,669	—	45,669	—
U.S. government agency mortgage-backed securities	231,836	—	231,836	—
U.S. government agency collateralized mortgage obligations	206,697	—	206,697	—
Private label collateralized mortgage obligations	5,125	—	5,125	—
Municipal securities	38,328	—	38,328	—
Other domestic debt securities	2,679	—	2,679	—
Interest rate caps	140	—	140	—

Total assets measured at fair value	$549,513	$—	$549,513	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2012, Using
	Fair value at Sept. 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$16,722	$—	$—	$16,722	$310
Non-covered foreclosed property	15,201	—	—	15,201	1,732
Covered foreclosed property	5,218	—	—	5,218	—

Total assets measured at fair value	$37,141	$—	$—	$37,141	$2,042

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,161	$—	$45,161	$—
U.S. government agency notes	59,446	—	59,446	—
U.S. government agency mortgage-backed securities	133,675	—	133,675	—
U.S. government agency collateralized mortgage obligations	168,174	—	168,174	—
Private label collateralized mortgage obligations	13,042	—	13,042	—
Municipal securities	29,325	—	29,325	—
Other domestic debt securities	4,912	—	4,912	—
Interest rate caps	466	—	466	—

Total assets measured at fair value	$454,201	$—	$454,201	$—

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$8,066	$—	$—	$8,066	$622
Non-covered foreclosed property	20,349	—	—	20,349	5,770
Covered foreclosed property	14,616	—	—	14,616	—

Total assets measured at fair value	$43,031	$—	$—	$43,031	$6,290

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended September 30, 2012. There have been no changes in valuation techniques for the quarter ended September 30, 2012 and are consistent with techniques used in prior periods.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

As of September 30, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$76,482	$76,482	$—	$—	$76,482
Securities available-for-sale	549,373	—	549,373	—	549,373
FHLB and other stock	10,795	—	—	10,795	10,795
Bank owned life insurance assets	12,991	12,991	—	—	12,991
Non-covered loans, net	1,049,642	—	—	964,959	964,959
Covered loans	106,144	—	—	121,366	121,366
FDIC shared-loss asset	50,471	—	—	50,471	50,471
Interest rate cap	140	—	—	140	140
Financial liabilities:
Demand deposits, money market and savings	1,271,676	$1,271,676	$—	$—	1,271,676
Time certificates of deposit	328,216	—	330,353	—	330,353
FHLB advances and other borrowings	114,583	—	118,398	—	118,398
Junior subordinated debentures	26,805	—	—	17,912	17,912
FDIC shared-loss liability	3,827	—	—	3,827	3,827

As of December 31, 2011	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$61,432	$61,432	$—	$—	$61,432
Securities available-for-sale	453,735	—	453,735	—	453,735
FHLB and other stock	11,567	—	—	11,567	11,567
Bank owned life insurance assets	12,670	12,670	—	—	12,670
Non-covered loans, net	918,356	—	—	822,081	822,081
Covered loans	135,412	—	—	137,147	137,147
FDIC shared-loss asset	68,083	—	—	68,083	68,083
Interest rate cap	466	—	—	466	466
Financial liabilities:
Demand deposits, money market and savings	$1,075,233	$1,075,233	$—	$—	$1,075,233
Time certificates of deposit	350,036	—	351,815	—	351,815
FHLB advances and other borrowings	117,719	—	123,375	—	123,375
Junior subordinated debentures	26,805	—	—	14,173	14,173
FDIC shared-loss liability	3,757	—	—	3,757	3,757

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

The following summarizes the Company’s outstanding commitments:

	September 30, 2012	December 31, 2011
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,200	$159,530
Commercial and standby letters of credit	601	1,475

	$162,801	$161,005

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

The allowance for losses on undisbursed commitments was $86,000 at September 30, 2012, and $101,000 at December 31, 2011. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

In February 2011, First California Bank was named as a defendant in a putative class action alleging that the manner in which the Bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the California Unfair Competition Law. The action also alleges that the manner in which the Bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the Bank. The action is pending in the Superior Court of Los Angeles County. The action seeks to establish a class consisting of all similarly situated customers of the Bank in the State of California. No class has been certified in the case. A settlement agreement was reached with the plaintiff; however, the agreement has not been accepted by the court. A court hearing is scheduled for November 27, 2012. At this state of the case, the Company has established an accrual for probable losses as the probability of a material adverse result can be determined and the Company can reasonably estimate a range of potential exposures, if any. The Company intends to continue to defend the action vigorously.

Eight lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles by various former clients of political campaign and non-profit organization treasurer Kinde Durkee.  The lawsuits are entitled (i) Wardlaw, et al. v. First California Bank, et al. (Case No. SC114232) (the “Wardlaw Action”), filed September 23, 2011; (ii) Lou Correa for State Senate, et al. v. First California Bank, et al. (Case No. BC479872) (the “Correa Action”), filed February 29, 2012; (iii) Committee to Re-elect Lorreta Sanchez, et al. v. First California Bank, et al. (Case No. BC479873) (the “Sanchez Action”), filed February 29, 2012, (iv) Holden for Assembly v. First California Bank, et al. (Case No. BC 489604) ("Holden Action"), filed August 3, 2012; (v) Latino Diabetes Ass'n v. First California Bank, et al. (Case No. BC 489605) ("LDA Action"), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Bank, et al. (Case No. 492855) ("Solorio Action"), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Bank, et al. (Case No. BC 492878) ("Foster Action"), filed September 27, 2012; and (viii)  Los Angeles County Democratic Central Committee, et al. v. First California Bank, et al. (Case No. BC 492854) ("LACDCC Action"), filed September 27, 2012.  Plaintiffs in each of the cases claim, among other things, that the Bank aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at the Bank.  Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

With respect to the Wardlaw, Correa and Sanchez Actions, the Bank has answered the complaints, and the parties in those  actions are now engaged in discovery.

On September 27, 2012, the Holden and LDA Actions were deemed "related" to the Wardlaw, Correa and Sanchez Actions and were transferred to the same judge presiding over the Wardlaw, Correa and Sanchez Actions.  The Bank's answer to the complaints in the Holden and LDA Actions is due November 23, 2012.  Discovery has not yet commenced in those actions.

The Solorio, Foster and LACDCC Actions were deemed “related” to the other actions on November 2, 2012 and ordered transferred to the same judge who is presiding over those actions.  The Bank's answer to the complaints in the Holden and LDA Actions is due November 23, 2012.  Discovery has not yet commenced in those actions.

A trial date has not yet been scheduled in any of the actions. At this state of the cases, the Company has not established an accrual for probable losses as the probability of a material adverse result cannot be determined and the Company cannot reasonably estimate a range of potential exposures, if any. The Company intends to defend the actions vigorously.

On September 23, 2011, the Bank filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC470182), pursuant to which the Bank interplead the sum of $2,539,049 as the amounts on deposit in accounts at the Bank that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the “Interpleader Action”). The Bank seeks an order requiring the defendants to interplead and litigate their respective claims, discharging the Bank from any and all liability, and restraining proceedings or actions against the Bank by the defendants. The Bank also seeks its costs and reasonable attorneys' fees. On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court’s complex litigation division. It has been related to the Wardlaw, Sanchez, Correa, Holden and LDA Actions.

On June 18, 2012, the Bank moved for summary judgment in the Interpleader Action.  On October 3, 2012, the Court entered summary judgment with respect to several hundred specifically enumerated accounts.  A further hearing with respect to the remaining accounts was held on November 2, 2012, and the Court granted summary judgment with respect to additional accounts. A third hearing with respect to the remaining accounts is scheduled for January 25, 2013.

NOTE 13 – SUBSEQUENT EVENT

   On November 6, 2012, the Company, or First California, announced the signing of a definitive agreement and plan of merger whereby PacWest Bancorp, or PacWest, will acquire First California for $8.00 per First California common share, or approximately $231 million in aggregate consideration, payable in PacWest stock.

   Pursuant to the terms of the definitive agreement, First California shareholders will receive PacWest common stock for their shares of First California common stock in a tax-free transaction. First California in-the-money option holders will receive cash, net of applicable taxes withheld, for the value of their unexercised stock options.  The holders of 100% of the outstanding shares of First California Series A preferred stock have agreed to convert their shares into common stock, per the terms of the series of preferred stock, and have the resulting common stock exchanged in the transaction. PacWest and First California expect to redeem First California's outstanding Series C preferred stock for cash in accordance with its terms immediately prior to the closing of the transaction.

   The number of shares of PacWest common stock deliverable for each share of First California common stock will be determined based on the average price of PacWest common stock over a measuring period prior to the receipt of regulatory approval, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00.

   The transaction, currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

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

At September 30, 2012, we had consolidated total assets of $2.0 billion, total loans of $1.2 billion, deposits of $1.6 billion and shareholders’ equity of $236.6 million. At December 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $223.1 million.

For the third quarter of 2012, we had net income of $3.5 million, compared with net income of $2.5 million for the third quarter of 2011. The increase in net income for the third quarter of 2012 was due principally to higher net interest revenues from higher average interest-earning assets. Our net income for the first nine months of 2012 was $9.2 million, compared with net income of $20.5 million for the first nine months of 2011. The higher net income for the 2011 nine-month period was due largely to a pre-tax bargain purchase gain of $34.7 million on the FDIC-assisted SLTB acquisition.

After a dividend payment on our Series C preferred shares of $312,500 in the third quarter of 2012 our net income per diluted common share was $0.11. For the 2011 third quarter, our net income per diluted share was $0.03 after a dividend payment on our Series B and Series C preferred shares of $1.6 million, including a $1.4 million deemed dividend related to the full redemption of our Series B preferred shares in the 2011 third quarter. Our net income for the first nine months of 2012, after Series C preferred dividends of $937,500, was $0.28 per diluted common share. Our net income for the first nine months of 2011, after Series B preferred dividends of $2.2 million, was $0.64 per diluted common share.

On November 6, 2012, we announced the signing of a definite agreement and plan of merger whereby PacWest Bancorp will acquire First California for $8.00 per common share, or approximately $231 million in aggregate consideration payable in PacWest Bancorp common stock.

Pursuant to the terms of the definitive agreement, First California shareholders will receive PacWest Bancorp common stock for their common shares in a tax-free transaction.  First California in-the-money option holders will receive cash, net of applicable tax withheld, for the value of their unexercised stock options.

The holders of all of our outstanding Series A preferred stock have agreed to convert their shares into common stock, under terms of the Series A preferred stock, and have the resulting common stock exchanged in the transaction.  We expect to redeem our outstanding Series C preferred stock for cash in accordance with its terms immediately prior to the closing of the transaction.

The transaction, currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty-two quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.2 million at September 30, 2012 and was $17.8 million at December 31, 2011.

Non-covered foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated lower of cost or market value of non-covered foreclosed property was $15.2 million at September 30, 2012 and $20.3 million at December 31, 2011.

Covered foreclosed property

All foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement are referred to as “covered foreclosed property” and reported separately in our consolidated balance sheets. We report covered foreclosed property exclusive of expected reimbursement cash flows from the FDIC. We transfer foreclosed covered loan collateral into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs. We initially recorded covered foreclosed property recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. We charge any subsequent valuation adjustments due to declines in fair value to non-interest expense, and we recognize a corresponding increase to the FDIC shared-loss asset for the reimbursable loss amount. We credit any recoveries of previous valuation adjustments to non-interest expense, and we recognize a corresponding increase to the FDIC shared-loss asset for the portion of the recovery due to the FDIC. The estimated fair value of covered foreclosed property was $5.2 million at September 30, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at September 30, 2012 or December 31, 2011. There were net deferred tax liabilities of $2.3 million at September 30, 2012 and $7.4 million at December 31, 2011.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $50.5 million at September 30, 2012 and $68.1 million at December 31, 2011.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million at both September 30, 2012 and December 31, 2011.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At September 30, 2012, we had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2012-third quarter effectiveness assessment indicated that these instruments were effective.

At September 30, 2012, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. Derivatives not designated as hedges are marked-to-market each period through earnings. The estimated fair value of these interest rate caps was $105,000 at September 30, 2012 and $291,000 at December 31, 2011.

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

We recognized an other-than-temporary impairment loss of $449,000 on a private-label CMO security for the three months ended September 30, 2012. There was no other-than-temporary impairment loss for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recognized impairment losses of $477,000 - an other-than-temporary impairment loss on a private-label CMO security of $449,000 and a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment. For the same period in 2011, we recognized an other-than-temporary impairment loss of $1.1 million on two private-label CMO securities.

Results of operations – for the three and nine months ended September 30, 2012 and 2011

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

Our net interest income for the three months ended September 30, 2012 increased to $17.0 million from $15.6 million for the same period last year. For the first nine months of 2012, our net interest income increased to $50.4 million from $43.9 million for the same period a year ago. The increase in net interest income for the three and nine month periods reflect higher average balances of interest-earning assets. Interest income on loans for the 2012 third quarter was $17.6 million, up $0.7 million from $16.9 million for the 2011 third quarter. Interest income on loans for the nine months ended September 30, 2012 was $52.3 million, up from $49.3 million for the same period a year ago. The increase in interest income on loans for both the three and nine month periods was due primarily to higher average balances of loans. Interest expense for the 2012 third quarter was $2.3 million, down $0.8 million from $3.1 million for the 2011 third quarter. Interest expense for the nine months ended September 30, 2012 was $7.4 million, down from $10.3 million for the same period a year ago. The decrease in interest expense for both the three and nine month periods were due to lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the third quarter of 2012 was 3.91 percent compared with 4.05 percent for the same quarter last year. The decline in our third quarter net interest margin was due primarily to a decline in the yield on securities. The yield on interest-earning assets for the third quarter of 2012 was 4.44 percent, down 41 basis points from 4.85 percent for the third quarter a year ago. The cost of our interest-bearing liabilities was 0.84 percent for the 2012 third quarter, down 27 basis points from 1.11 percent for the third quarter a year ago. For the first nine months of 2012, our net interest margin was 4.05 percent compared with 3.90 percent for the first nine months of 2011. The increase in our nine-month period net interest margin was primarily due to the positive effects of lower rates paid on interest-bearing deposits and borrowings and a higher average balance of noninterest checking balances. The yield on interest-earning assets for the first nine months of 2012 was 4.64 percent, down 17 basis points from 4.81 percent for the same period a year ago. The cost of our interest-bearing liabilities was 0.89 percent for the first nine months of 2012, down 32 basis points from 1.21 percent for the same period a year ago.

The following tables present the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three and nine months ended September 30, 2012 and 2011.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans (1)	$1,147,701	$17,555	6.09%	$1,087,455	$16,896	6.16%
Securities	529,476	1,704	1.36%	320,406	1,720	2.20%
Federal funds sold and deposits with banks	63,121	51	0.32%	126,254	90	0.28%

Total earning assets	1,740,298	$19,310	4.44%	1,534,115	$18,706	4.85%

Non-earning assets	241,990			273,873

Total average assets	$1,982,288			$1,807,988

Interest bearing checking	$114,816	$51	0.18%	$101,985	$82	0.32%
Savings and money market	492,898	520	0.47%	490,091	1,005	0.81%
Certificates of deposit	334,820	687	0.87%	362,798	749	0.82%

Total interest bearing deposits	942,534	1,258	0.53%	954,874	1,836	0.76%

Borrowings	121,447	887	2.91%	125,820	916	2.89%
Junior subordinated debentures	26,805	159	2.39%	26,805	336	5.01%

Total borrowed funds	148,252	1,046	2.80%	152,625	1,252	3.25%

Total interest bearing liabilities	1,090,786	$2,304	0.84%	1,107,499	$3,088	1.11%

Noninterest checking	641,295			464,297
Other liabilities	16,176			17,653
Shareholders’ equity	234,031			218,539

Total liabilities and shareholders’ equity	$1,982,288			$1,807,988

Net interest income		$17,006			$15,618
Net interest margin (tax equivalent) (2)			3.91%			4.05%

(1)
Yields and amounts earned on non-covered loans include loan fees/discount amortization of $0.2 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $23.5 million and $45.1 million for the respective periods.

(2)	Includes tax equivalent adjustments primarily related to tax-exempt income on securities.

	Nine months ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate
Loans (1)	$1,124,358	$52,346	6.22%	$1,073,718	$49,264	6.13%
Securities	484,891	5,301	1.53%	308,268	4,712	2.07%
Federal funds sold and deposits with banks	61,762	154	0.33%	126,264	270	0.29%

Total earning assets	1,671,011	$57,801	4.64%	1,508,250	$54,246	4.81%

Non-earning assets	258,091			267,938

Total average assets	$1,929,102			$1,776,188

Interest bearing checking	$112,416	$166	0.20%	$97,530	$271	0.37%
Savings and money market	498,840	1,772	0.47%	462,995	3,137	0.91%
Certificates of deposit	342,659	2,090	0.81%	419,049	3,086	0.98%

Total interest bearing deposits	953,915	4,028	0.56%	979,574	6,494	0.89%

Borrowings	127,911	2,739	2.86%	132,271	2,853	2.87%
Junior subordinated debentures	26,805	628	3.12%	26,805	1,001	4.98%

Total borrowed funds	154,716	3,367	2.89%	159,526	3,854	3.22%

Total interest bearing liabilities	1,108,631	$7,395	0.89%	1,139,100	$10,348	1.21%

Noninterest checking	572,342			402,535
Other liabilities	18,263			23,138
Shareholders’ equity	229,866			211,415

Total liabilities and shareholders’ equity	$1,929,102			$1,776,188

Net interest income		$50,406			$43,898
Net interest margin (tax equivalent) (2)			4.05%			3.90%

(1)
Yields and amounts earned on non-covered loans include loan fees/discount amortization of $1.0 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The average loan balance includes loans held-for-sale and nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $28.1 million and $47.6 million for the respective periods.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended September 30, 2012 to 2011 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$(274)	$933	$659
Interest on securities	(1,168)	1,152	(16)
Interest on Federal funds sold and deposits with banks	5	(44)	(39)

Total interest income	(1,437)	2,041	604

Interest expense
Interest on deposits	554	24	578
Interest on borrowings	(3)	32	29
Interest on junior subordinated debentures	177	—	177

Total interest expense	728	56	784

Net interest income	$(709)	$2,097	$1,388

	Nine months ended September 30, 2012 to 2011 due to:
(in thousands)	Rate	Volume	Total
Interest income
Interest on loans (2)	$756	$2,326	$3,082
Interest on securities	(2,147)	2,736	589
Interest on Federal funds sold and deposits with banks	22	(138)	(116)

Total interest income	(1,369)	4,924	3,555

Interest expense
Interest on deposits	2,296	170	2,466
Interest on borrowings	20	94	114
Interest on junior subordinated debentures	373	—	373

Total interest expense	2,689	264	2,953

Net interest income	$1,320	$5,188	$6,508

(1)
We allocated the change in interest income or interest expense that is attributable to both changes in average balance and average rate to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $0.5 million for the three months ended September 30, 2012 compared with $1.6 million for the same period in 2011. For the first nine months of 2012, the provision for loan losses was $1.5 million compared with $4.6 million for the same period last year. The provision for loan losses declined from the prior periods because of the improvement in the mix of loans and credit quality. The provision for loan losses relates to the non-covered loan portfolio; there was no provision required for the covered loan portfolio for the three or nine months ended September 30, 2012 or 2011 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was $2.1 million for the 2012 third quarter compared with $2.3 million for the same period a year ago. Noninterest income was $7.9 million for the first nine months of 2012 compared with $40.4 million for the same period last year. The decrease for the three-month period was largely due to an other-than-temporary impairment loss on a security and the amortization of our FDIC shared-loss asset. The decrease for the nine-month period was primarily due to the $35.2 million pre-tax bargain purchase gains on the FDIC-assisted SLTB acquisition and EPS division acquisition in the prior-year period.

The following table presents a summary of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)

Service charges on deposit accounts	$735	$878	$2,335	$2,633
Gain on loan sales and commissions	29	—	274	—
Net gain on sale of securities	510	209	1,104	699
Impairment loss on securities	(449)	—	(477)	(1,066)
Loss on non-hedged derivatives	(99)	(24)	(506)	(24)
Change in FDIC shared-loss asset	(135)	48	131	143
Gain on acquisitions	—	—	—	35,202
Other income	1,519	1,189	5,063	2,812

Total noninterest income	$2,110	$2,300	$7,924	$40,399

Our service charges on deposit accounts for the three months ended September 30, 2012 decreased to $0.7 million from $0.9 million for the three months ended September 30, 2011. Service charges on deposit accounts for the nine months ended September 30, 2012 were $2.3 million, down from $2.6 million for the same period last year. The decreases reflect a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

We sold in the third quarter of 2012, $1.3 million of U.S. Small Business Administration, or SBA, loans and realized gains of $29,000. For the first nine months of 2012, we sold $5.9 million of SBA loans and realized gains of $274,000.  We did not have an SBA department in the corresponding periods of 2011.

In the third quarter of 2012, we sold $54.1 million of securities and realized net gains of $510,000. In the third quarter of 2011, we sold $5.3 million of securities and realized net gains of $209,000. In the first nine months of 2012, we sold $107.3 million of securities and realized net gains of $1.1 million. In the first nine months of 2011, we sold $26.3 million of securities and realized net gains of $699,000.

We recognized an other-than-temporary impairment loss of $449,000 on a private-label CMO security for the three months ended September 30, 2012. There was no other-than-temporary impairment loss for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recognized impairment losses of $477,000 - an other-than-temporary impairment loss on a private-label CMO security of $449,000 and a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment. We recognized an other-than-temporary impairment loss of $1.1 million in the first nine months of 2011 on two private-label CMO securities. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

At the end of the 2012 third quarter, the Bank had a $240 million notional amount portfolio of one-year interest rate caps, up from $120 million at the end of 2011. At September 30, 2012, $230 million were forward-starting and not yet effective. The estimated fair value of these interest rate caps were $105,000 at September 30, 2012 and $291,000 at December 31, 2011. We recognized a loss on non-hedged derivatives of $99,000 in the three months ended September 30, 2012 and a loss of $506,000 on non-hedged derivatives in the first nine months of 2012. We recognized a loss of $24,000 in both the corresponding periods of 2011.

Other income for the three months ended September 30, 2012 was $1.5 million, up from $1.2 million in the same period in 2011. Other income for the first nine months of 2012 was $5.1 million, up from $2.9 million for the same period a year ago. The increases reflect the increase in fee income from our EPS division acquired on April 8, 2011.

Noninterest expense

Our noninterest expense for the three months ended September 30, 2012 was $12.9 million compared to $12.0 million for the three months ended September 30, 2011.  For the first nine months of 2012, noninterest expense was $41.5 million, down from $44.4 million for the same period last year. The 2011 nine-month period included $5.2 million of valuation allowances we recognized on our two largest foreclosed properties.

 Salaries and employee benefits for the 2012 third quarter decreased $0.1 million, or 1 percent, to $6.6 million from $6.7 million for the 2011 third quarter. The decrease reflects workforce reductions from the closing of four branches at the beginning of the 2012 third quarter. Salaries and employee benefits for the first nine months of 2012 increased to $21.3 million from $19.3 million in the same period a year ago. The increase reflects the workforce increases from the FDIC-assisted SLTB acquisition, the acquisition of the EPS division and new lending teams.

The net gain on and expense of foreclosed property was $701,000 in the 2012 third quarter compared with $672,000 in the third quarter of 2011. The net gain on and expense of foreclosed property was $108,000 for the first nine months of 2012 compared with a $5.1 million loss in the same period in 2011. In the 2011 first quarter, we recognized valuation allowances of $5.2 million on our two largest foreclosed properties.

The following table presents a summary of noninterest expense:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)

Salaries and employee benefits	$6,592	$6,675	$21,254	$19,315
Premises and equipment	1,629	1,567	4,845	4,708
Data processing	910	810	2,531	2,685
Legal, audit, and other professional services	1,905	1,071	4,480	4,299
Printing, stationery, and supplies	63	79	229	288
Telephone	193	218	637	592
Directors’ expense	122	135	374	342
Advertising, marketing and business development	340	272	1,221	1,069
Postage	57	50	170	171
Insurance and regulatory assessments	553	364	1,633	1,777
(Gain)loss on and expense of foreclosed property	(701)	(672)	(108)	5,066
Amortization of intangible assets	539	624	1,682	1,665
Other expenses	664	840	2,513	2,387

Total noninterest expense	$12,866	$12,033	$41,461	$44,364

Our efficiency ratio was 68 percent for both the third quarter of 2012 and for the third quarter of 2011. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, (gain) loss on and expense of foreclosed property and integration/conversion expenses, to the sum of net interest income and noninterest income, excluding gains or losses on securities and gains on acquisitions.

Income taxes

The income tax provision was $6.1 million for the nine months ended September 30, 2012 compared with $14.9 million for the same period in 2011. The combined federal and state effective tax rate for the nine months ended September 30, 2012 was 39.9 percent compared with 42.0 percent for the same period in 2011.

Financial position – September 30, 2012 compared with December 31, 2011

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

Non-covered Loans

Non-covered loans increased $131.8 million, or 14 percent, to $1.1 billion at September 30, 2012 from $936.1 million at December 31, 2011.  Commercial mortgages increased 15 percent or $59.8 million in the first nine months of 2012 while commercial loans and lines declined 7 percent or $11.9 million for the same period.  Multifamily mortgages increased 15 percent, with $17.7 million of the increase from originations and $28.8 million from purchases, partially offset by $18.8 million in reductions from pay-downs and pay-offs.  In addition, we purchased $70.6 million of conforming and non-conforming residential mortgages secured by properties generally within our seven-county market area.  During the same period, we received $28.6 million of residential mortgage pay-offs and pay-downs.

(in thousands)	At September 30, 2012	At December 31, 2011

Commercial mortgage	$453,137	$393,376
Multifamily mortgage	214,962	187,333
Commercial loans and lines of credit	168,513	180,421
Home mortgage	152,710	106,350
Home equity loans and lines of credit	42,483	28,645
Construction and land development	33,021	35,082
Installment and credit card	3,055	4,896

Total loans	1,067,881	936,103
Allowance for loan losses	(18,239)	(17,747)

Loans, net	$1,049,642	$918,356

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

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of total non-covered loans at September 30, 2012, the same as at December 31, 2011. Our commercial mortgage portfolio consisted of 409 loans with an average balance of $1,108,000 at September 30, 2012. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have historically been office, industrial, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Non-covered commercial mortgage loans by region/county (in thousands)	At September 30, 2012	At December 31, 2011
Southern California
Los Angeles	$198,714	$182,282
Orange	32,686	27,151
Ventura	133,515	122,921
Riverside	30,387	22,041
San Bernardino	17,525	15,538
San Diego	16,963	14,170
Santa Barbara	7,654	225
Total Southern California	437,444	384,328

Northern California
Alameda	341	343
Alpine	—	569
Contra Costa	337	354
Fresno	2,373	2,404
Imperial	321	335
Kern	151	672
Madera	509	521
Placer	595	603
Sacramento	318	333
San Luis Obispo	10,207	—
San Mateo	—	2,363
Solano	259	265
Tulare	282	286
Total Northern California	15,693	9,048
Total non-covered commercial mortgage loans	$453,137	$393,376

The following table shows the distribution of our non-covered commercial mortgage loans by property type.

Non-covered commercial mortgage loans by property type (in thousands)	At September 30, 2012	At December 31, 2011

Office	$103,540	$87,136
Industrial/warehouse	102,559	113,480
Retail	84,252	64,646
Hotel	30,652	23,746
Mixed use	27,504	12,343
Medical	21,275	14,043
Restaurant	11,965	7,771
Self storage	9,665	19,752
Assisted living	9,488	5,649
All other	52,237	44,810
Total non-covered commercial mortgage loans	$453,137	$393,376

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2012	2013	2014	2015	2016 and Thereafter	Total

2007 and earlier	$2,964	$3,138	$17,238	$3,986	$145,905	$173,231
2008	412	5,592	222	100	41,765	48,091
2009	947	370	1,650	51	43,371	46,389
2010	—	169	—	2,820	24,824	27,813
2011	—	53	—	—	48,743	48,796
2012	341	6,722	4	—	101,750	108,817
Total	$4,664	$16,044	$19,114	$6,957	$406,358	$453,137

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.25. The weighted average loan-to-value percentage of our commercial real estate portfolio was 58.7 percent and the weighted average debt service coverage ratio was 1.86 at September 30, 2012. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily mortgage loans represent the next largest category of non-covered loans and were 20 percent of total non-covered loans at September 30, 2012, the same as at December 31, 2011. Our multifamily loan portfolio consisted of 198 loans with an average balance of $1,075,000 at September 30, 2012. Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 61.2 percent and the weighted average debt service coverage ratio was 1.45 for our multifamily portfolio at September 30, 2012.  Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multifamily mortgage loans by region/county (in thousands)	At September 30, 2012	At December 31, 2011
Southern California
Los Angeles	$122,612	$107,580
Orange	14,577	15,638
Ventura	11,806	6,942
Riverside	491	496
San Bernardino	6,267	3,989
San Diego	20,240	20,965
Santa Barbara	4,830	336
Total Southern California	180,823	157,463

Northern California
Alameda	4,089	7,247
Calaveras	1,330	1,337
Contra Costa	605	613
Fresno	234	239
Kern	2,468	2,538
Merced	642	650
Monterey	369	373
Mono	220	224
San Francisco	6,410	4,228
San Mateo	1,376	—
Santa Clara	16,063	12,085
Santa Cruz	333	336
Total Northern California	34,139	29,870
Total non-covered multifamily mortgage loans	$214,962	$187,333

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2012	2013	2014	2015	2016 and Thereafter	Total

2007 and earlier	$—	$1,082	$941	$—	$21,837	$23,860
2008	—	—	—	—	35,786	35,786
2009	213	—	—	—	34,227	34,440
2010	—	—	—	—	8,512	8,512
2011	—	—	—	—	64,003	64,003
2012	—	1,683	—	—	46,678	48,361
Total	$213	$2,765	$941	$—	$211,043	$214,962

Commercial loans represent the next largest category of loans and were 16 percent of total non-covered loans at September 30, 2012, down from 19 percent at December 31, 2011. Our commercial loan portfolio consisted of 764 loans with an average balance of $218,000 at September 30, 2012. Unused commitments on commercial loans were $124.1 million at September 30, 2012 compared with $110.9 million at December 31, 2011. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the SBA or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At September 30, 2012, five loans under these facilities had outstanding balances of $14.7 million. These loans consist of four motion picture and video production loan participations and a $0.4 million healthcare facility loan participation. At September 30, 2012, we also have a commitment of $10.0 million for one other motion picture and video production facility with no outstanding balance. Below is a table of our non-covered commercial loans by business sector.

Non-covered commercial loans by industry/sector (in thousands)	At September 30, 2012	At December 31, 2011

Real estate	$54,055	$47,439
Services	35,110	47,219
Information	30,649	30,040
Trade	19,470	22,988
Manufacturing	17,301	16,196
Healthcare	10,063	14,712
Transportation and warehouse	1,324	1,827
Other	541	—
Total non-covered commercial loans	$168,513	$180,421

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

Construction and land loans represent 3 percent of total non-covered loans at September 30, 2012, down from 4 percent at December 31, 2011. Our construction and land portfolio consisted of 30 loans with an average commitment of $1,825,000 at September 30, 2012. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans are typically short term, with maturities ranging from 12 to 18 months. The maximum loan-to-value is 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 60.5 percent at September 30, 2012. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

	At September 30, 2012		At December 31, 2011
Non-covered construction and land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding

Los Angeles	$27,600	$13,307	$29,369	$11,603
Orange	4,064	470	5,857	2,909
Ventura	20,043	16,262	20,473	15,608
Riverside	1,795	1,740	3,772	3,726
Santa Barbara	1,238	1,242	1,239	1,236
Total non-covered construction and land loans	$54,740	$33,021	$60,710	$35,082

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

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at September 30, 2012. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At September 30, 2012, 36 percent of our loans were less than $1 million and 80 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	At September 30, 2012
	$	Less than 500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,500,000

Commercial mortgage		10%	14%	36%	16%	17%	7%
Commercial loans and lines of credit		28%	16%	31%	7%	18%	−	%
Construction and land development		3%	6%	21%	22%	48%	−	%
Multifamily mortgage		9%	24%	47%	5%	10%	5%
Home mortgage		42%	30%	17%	2%	9%	−	%
Home equity loans and lines of credit		28%	12%	22%	12%	− %	26%
Installment and credit card		100%	− %	− %	− %	− %	−	%

Weighted average totals		18%	18%	34%	10%	15%	5%
Number		2,156	277	221	30	24	5

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

Our 2012 third quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we did not change our estimated loss factors in our qualitative considerations and revised downward our estimated loss factors in our quantitative considerations.

The allowance for non-covered loan losses increased to $18.2 million at September 30, 2012 from $17.7 million at December 31, 2011 because, since year-end 2011, loans increased, the mix of loans changed, and we changed our estimated loss factors. The provision to increase the allowance for non-covered loan losses was $0.5 million for the three months ended September 30, 2012 and $1.5 million for the nine months ended September 30, 2012. The ratio of the allowance for non-covered loan losses to non-covered loans was 1.71 percent at September 30, 2012 compared with 1.90 percent at December 31, 2011.

We believe that our allowance for non-covered loan losses was adequate at September 30, 2012; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$18,344	$18,306	$17,747	$17,033
Provision for non-covered loan losses	500	1,550	1,500	4,550
Loans charged-off	(643)	(2,292)	(1,269)	(4,319)
Recoveries on loans charged-off	38	214	261	514
Ending balance	$18,239	$17,778	$18,239	$17,778

Allowance to non-covered loans	1.71%	1.93%	1.71%	1.93%
Net non-covered loans charged-off to average loans (annualized)	0.21%	0.92%	0.12%	0.54%

The following table presents the net non-covered loan charge-offs by loan type for the periods indicated.

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Construction and land	$—	$1
Home mortgage	170	365
Commercial loans & lines	487	2,934
Commercial mortgage	167	377
Home equity loans and lines	—	37
Installment	184	91
Total	$1,008	$3,805

Net non-covered loan charge-offs for the three months ended September 30, 2012 were $0.6 million compared with $2.1 million for the same period last year. Net non-covered loan charge-offs for the nine months ended September 30, 2012 were $1.0 million compared with $3.8 million for the same period last year. There were no individually significant charge-

offs in the first nine months of 2012. In the first nine months of 2011, loans charged-off included a $1.7 million charge-off of a $1.7 million entertainment-related loan. Net non-covered loan charge-offs to average loans for the 2012 third quarter were 0.21 percent compared with 0.92 percent for the 2011 third quarter. Net non-covered loan charge-offs to average loans for the first nine months of 2012 were 0.12 percent compared with 0.54 percent for the same period last year.

The following table presents the allocation of the allowance for non-covered loan losses to each loan category and the percentage relationship of non-covered loans in each category to total non-covered loans:

	September 30, 2012		December 31, 2011
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans
Commercial mortgage	$5,738	43%	$6,091	42%
Multifamily mortgage	2,964	20%	2,886	20%
Commercial loans	6,632	16%	6,221	19%
Construction loans	493	3%	814	4%
Home equity loans and lines	501	4%	390	3%
Home mortgage	1,877	14%	1,274	11%
Installment and credit card	34	—	71	1%
Total	$18,239	100%	$17,747	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The allowance for losses on undisbursed commitments was $86,000 at September 30, 2012, and $101,000 at December 31, 2011, respectively. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We had thirty-five non-covered restructured loans for $12.0 million at September 30, 2012; of these, twenty-one restructured loans for $7.5 million were current at September 30, 2012, one restructured loan for $0.7 million was included in the accruing loans past due 30 – 89 days category and thirteen restructured loans for $3.8 million were included in the nonaccrual loan category shown below. We had sixteen non-covered restructured loans for $3.1 million at September 30, 2011; of these, four restructured loans for $0.1 million were current at September 30, 2011 and two restructured loans for $0.7 million was included in the accruing loans past due 30 – 89 days category shown below and ten restructured loans for $2.3 million were included in the nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans at the dates indicated.

(dollars in thousands)	September 30, 2012	December 31, 2011
Accruing non-covered loans past due 30 - 89 days	$4,320	$3,449
Accruing non-covered loans past due 90 days or more	$—	$—
Nonaccrual non-covered loans	$15,404	$13,860
Ratios:
Accruing loans past due 90 days or more to non-covered loans	—	—
Nonaccrual non-covered loans to non-covered loans	1.44%	1.48%

Non-covered accruing loans past due 30 to 89 days increased to $4.3 million at September 30, 2012 from $3.4 million at December 31, 2011. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing increased to $15.4 million at September 30, 2012 from $13.9 million at December 31, 2011.

Our largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $7.6 million at September 30, 2012. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at September 30, 2012 a specific loss allowance of $2.6 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.2 million commercial business loan to a commercial contractor. The borrower filed for Chapter 11 bankruptcy; however, this loan was performing in accordance with modified loan terms at September 30, 2012. We estimated a specific loss allowance of $0.6 million for this loan at September 30, 2012.

Our next largest non-covered nonaccrual loan was a $1.0 million commercial business loan to a manufacturing company. We are in the process of restructuring this loan. We estimated a specific loss allowance of $0.2 million for this loan at September 30, 2012.

All other non-covered nonaccrual loans were individually under $1 million at September 30, 2012.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount	# of Loans	$ Amount
Beginning balance	29	$13,507	39	$21,186	29	$13,860	28	$18,241
New loans added	7	3,435	10	163	17	5,809	24	4,327
Loans transferred to foreclosed property	—	—	(1)	(410)	—	—	(1)	(410)
Loans returned to accrual status	(2)	(648)	(4)	(588)	(7)	(1,954)	(6)	(1,285)
Payoffs on existing loans	(1)	(67)	(3)	(1,913)	(3)	(372)	(3)	(1,912)
Payments on existing loans	—	(437)	—	(154)	—	(1,102)	—	(407)
Charge offs on existing loans	(2)	(386)	(1)	(492)	(5)	(573)	(2)	(522)
Partial charge offs on existing loans	—	—	—	—	—	(264)	—	(240)
Ending balance	31	$15,404	40	$17,792	31	$15,404	40	$17,792

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $19.3 million and $18.8 million for the nine months ended September 30, 2012 and 2011, respectively. Non-covered impaired loans were $23.6 million and $13.9 million at September 30, 2012 and December 31, 2011, respectively. Of the $23.6 million of non-covered impaired loans at September 30, 2012, $22.1 million had specific reserves of $5.4 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves of $3.1 million.

Non-covered foreclosed property

Non-covered foreclosed property at September 30, 2012 consists of an $11.5 million completed office complex project consisting of 14 buildings in Ventura County, down from $14.0 million and 16 buildings at year-end 2011. In addition, foreclosed property includes $2.8 million of unimproved property comprised of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder represents one multifamily property and one single-family residence individually less than $1 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	5	$16,124	7	$20,029	7	$20,349	8	$26,011
New properties added	—	—	1	99	—	—	2	328
Valuation allowances	—	(233)	—	—	—	(1,733)	—	(5,208)
Partial sale proceeds received	—	—	—	—	—	(2,161)	—	—
Sales of properties	(1)	(690)	(2)	(1,722)	(3)	(1,254)	(4)	(2,725)
Ending balance	4	$15,201	6	$18,406	4	$15,201	6	$18,406

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

The covered loan portfolio decreased to $106.1 million at September 30, 2012 from $135.4 million at December 31, 2011. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At September 30, 2012	At December 31, 2011

Commercial mortgage	$31,346	$37,804
Home mortgage	31,338	36,736
Construction and land loans	17,611	22,875
Multifamily	10,120	15,944
Commercial loans and lines of credit	8,199	11,206
Home equity loans and lines of credit	7,530	10,841
Installment and credit card	—	6
Total covered loans	$106,144	$135,412

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

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements as well as expenses incurred in the collection and resolution of the covered assets reimbursable to us from the FDIC. The FDIC shared-loss asset was $50.5 million at September 30, 2012 and $68.1 million at December 31, 2011. Reimbursable expenses included in this asset amount were $0.9 million and $1.5 million, respectively.  The decrease in the FDIC shared-loss asset was due primarily to cash received from the FDIC under the shared-loss agreements. Cash payments to be received from the FDIC in the 2012 fourth quarter are approximately $1.8 million.

We recorded at fair value the FDIC shared-loss asset, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the nine months ended September 30, 2012.

	Nine months ended September 30, 2012
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	580	1,157	1,737
Cash payments received from FDIC	(3,870)	(15,610)	(19,480)
Net accretion (amortization)	(121)	252	131
Balance, end of period	$5,748	$44,723	$50,471

 Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.8 million at both September 30, 2012 and at December 31, 2011.

Covered foreclosed property

Covered foreclosed property at September 30, 2012 was $5.2 million and $14.6 million at December 31, 2011. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in thousands)	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount	# of Properties	$ Amount
Beginning balance	19	$9,530	21	$5,636	49	$14,616	2	$977
New properties acquired	—	—	—	—	—	—	22	11,052
New properties added	4	656	34	13,680	13	6,721	41	15,657
Valuation allowances	—	—	—	(739)	—	—	—	(2,141)
Sales of properties	(9)	(4,968)	(8)	(6,216)	(48)	(16,119)	(18)	(13,184)
Ending balance	14	$5,218	47	$12,361	14	$5,218	47	$12,361

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At September 30, 2012, core deposits were $1.33 billion, up 16 percent from $1.15 billion at December 31, 2011. The increase reflects the increase in deposits from our EPS division as well as growth in our relationship banking deposits.  EPS deposits were $301 million at September 30, 2012, up from $132 million at December 31, 2011.  Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at September 30, 2012 decreased to $380.6 million from $392.9 million at December 31, 2011. The decrease in alternative funds was mainly due to the decrease in time deposits of $100,000 or more and maturing FHLB advances during the period.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at September 30, 2012 or December 31, 2011. We also have a $14.4 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at September 30, 2012 or December 31, 2011. In addition, we had approximately $349.9 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at September 30, 2012.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At September 30, 2012, there were $27.2 million of dividends available for payment under the method described. For the first nine months of 2012, we received no dividends from the Bank. The Company had $1.8 million in cash on deposit with the Bank at September 30, 2012.

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

At September 30, 2012, we had cash balances at the Reserve Bank of $35.8 million compared with $34.2 million at December 31, 2011. Interest bearing deposits with other financial institutions increased to $34.1 million at September 30, 2012 from $21.2 million at December 31, 2011.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $11.9 million during the nine months ended September 30, 2012. The difference between cash used by operating activities and net income largely consisted of non-cash items including the provision for loan losses, amortization of net premiums on securities and stock-based compensation expense.

Net cash of $180.0 million used by investing activities consisted principally of $111.9 million of cash used to fund net loan originations, $348.4 million of purchases of securities available-for-sale and a $12.9 million increase in federal funds sold and interest bearing deposits, partially offset by $255.1 million of proceeds from securities available-for-sale and $21.8 million of proceeds from the sale of foreclosed property.

Net cash of $170.3 million provided by financing activities primarily consisted of a $174.6 million increase in net deposits partially offset by a $3.1 million decrease in borrowings.

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

Securities, at amortized cost, increased by $89.2 million, or 20 percent, from $456.2 million at December 31, 2011 to $545.5 million at September 30, 2012.

Net unrealized holding gains were $3.9 million at September 30, 2012 up from net unrealized holding losses of $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, unrealized holding gains were 0.72 percent and net unrealized holding losses were 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	Less Than 12 Months		At September 30, 2012 Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency notes	$3,999	$(30)	$—	$—	$3,999	$(30)
U.S. government agency collateralized mortgage obligations	120,020	(764)	7,175	(51)	127,195	(815)
Private-label collateralized mortgage obligations	—	—	5,763	(638)	5,763	(638)
Municipal securities	7,525	(113)	—	—	7,525	(113)
Other domestic debt securities	—	—	4,574	(1,895)	4,574	(1,895)
	$131,544	$(907)	$17,512	$(2,584)	$149,056	$(3,491)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$—	$—	$10,029	$(4)
U.S. government agency notes	10,000	(23)	—	—	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	—	—	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	—	—	99,894	(368)
Private-label collateralized mortgage obligations	—	—	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	—	—	4,039	(60)
Other domestic debt securities	—	—	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

We determined that, as of September 30, 2012, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.6 million and an unrealized loss of $1.9 million at September 30, 2012. At December 31, 2011, the unrealized loss was $2.1 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. Since 2009, this security had credit agency ratings of less than investment grade; however, in the 2012 third quarter, this security is now rated investment grade. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at September 30, 2012. Eighteen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of September 30, 2012. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

The Bank owns one mortgage-backed security also known as a private-label CMO. As of September 30, 2012, the par value of this security was $6.7 million and the amortized cost basis, net of other-than-temporary impairment charges, was $5.8 million. At September 30, 2012, the fair value of this security was $5.1 million, representing 1 percent of our securities portfolio. Gross unrealized losses related to the private-label CMO was $0.6 million, or 11 percent of the amortized cost basis of this security as of September 30, 2012.

The gross unrealized loss associated with this security was primarily due to extraordinarily high investor yield requirements resulting from an extremely illiquid market, significant uncertainty about the future condition of the mortgage market and the economy, and continued deterioration in the credit performance of loan collateral underlying this security, causing this security to be valued at a significant discount to the acquisition cost. This private-label CMO had credit agency ratings of less than investment grade at September 30, 2012.  We performed a discounted cash flow analysis for this security using the current month, last three month and last twelve month historical prepayment speed, the cumulative default rate and the loss severity rate to determine if there was other-than-temporary impairment as of September 30, 2012.  Based upon this analysis, we determined that this private-label CMO had no further other-than-temporary impairment than what we had previously recognized. We had previously recognized an other-than-temporary loss of $1.0 million on this security in previous periods. We do not intend to sell this security and we do not believe it likely that we will be required to sell this security before the anticipated recovery of the remaining amortized cost basis. If current conditions in the mortgage markets and general business conditions continue to deteriorate, the fair value of our private-label CMO may decline further and we may experience further impairment losses.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

(in thousands)	September 30, 2012	December 31, 2011
Core deposits:
Non-interest bearing checking	$675,488	$482,156
Interest checking	112,895	107,077
Savings and money market accounts	483,293	486,000
Retail time deposits less than $100,000	62,176	74,861
Total core deposits	1,333,852	1,150,094

Noncore deposits:
Retail time deposits $100,000 or more	163,987	169,523
Wholesale time deposits	2,053	5,652
State of California time deposits	100,000	100,000
Total noncore deposits	266,040	275,175
Total core and noncore deposits	$1,599,892	$1,425,269

Large balance certificates of deposit (that is, balances of $100,000 or more) were $266.0 million at September 30, 2012. Large balance certificates of deposit were $275.2 million at December 31, 2011. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $62 billion of investments, of which approximately $4.4 billion represent time deposits placed at various financial institutions. At September 30, 2012, and December 31, 2011, State of California time deposits placed with us, with original maturities of three months, were $100.0 million at each date. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives.  Brokered deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At September 30, 2012 and December 31, 2011, we had no brokered deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $2.1 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at September 30, 2012 and $5.7 million at December 31, 2011.

At September 30, 2012, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$126,637
Over three months to twelve months	61,110
Over twelve months	78,293
$266,040

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At September 30, 2012, we had $114.6 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $84.6 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$84,583	2.61%	$87,719	3.01%
Maximum amount outstanding at any month-end during the period	$102,700	2.76%	$138,750	2.69%
Average amount outstanding during the period	$97,911	2.60%	$98,290	2.66%

The following table presents the maturities of FHLB term advances:

	At September 30, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$7,500	2012	3.78%	$25,551	2012	3.56%
	7,083	2013	2.92%	7,168	2013	2.88%
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	22,500	2017	2.20%	7,500	2017	4.07%
	$84,583			$87,719

The following table presents maturities of securities sold under agreements to repurchase:

	At September 30, 2012			At December 31, 2011
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate
	$20,000	2013	3.60%	$20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%
	$30,000			$30,000

Junior Subordinated Debentures

As of September 30, 2012 and December 31, 2011, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities had a fixed annual rate of 6.80% until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. At September 30, 2012, the rate was 1.99%. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At September 30, 2012, the rate was 1.94%.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series C. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of September 30, 2012, we reserved 340,761 of common shares for the conversion of the preferred stock series A.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2012
Total capital (to risk weighted assets)	$206,570	17.18%	$96,175	³ 8.00%
Tier I capital (to risk weighted assets)	$191,496	15.93%	$48,088	³ 4.00%
Tier I capital (to average assets)	$191,496	10.00%	$76,570	³ 4.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital (to risk weighted assets)	$194,694	17.32%	$89,924	³ 8.00%
Tier I capital (to risk weighted assets)	$180,597	16.07%	$44,962	³ 4.00%
Tier I capital (to average assets)	$180,597	10.33%	$69,906	³ 4.00%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since September 30, 2012 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
September 30, 2012
Total capital (to risk weighted assets)	$205,634	17.10%	$96,204	≥	8.00%	$120,255	≥	10.00%
Tier I capital (to risk weighted assets)	$190,557	15.85%	$48,102	≥	4.00%	$72,153	≥	6.00%
Tier I capital (to average assets)	$190,557	9.97%	$76,479	≥	4.00%	$95,599	≥	5.00%

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
December 31, 2011
Total capital (to risk weighted assets)	$192,227	17.10%	$89,944	≥	8.00%	$112,430	≥	10.00%
Tier I capital (to risk weighted assets)	$178,126	15.84%	$44,972	≥	4.00%	$67,458	≥	6.00%
Tier I capital (to average assets)	$178,126	10.18%	$69,968	≥	4.00%	$87,460	≥	5.00%

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

The following summarizes our outstanding commitments at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,200	$159,530
Commercial and standby letters of credit	601	1,475
	$162,801	$161,005

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

The allowance for losses on undisbursed commitments was $86,000 at September 30, 2012, and $101,000 at December 31, 2011. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 1.29% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.52% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 2.60% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years
-100 bps	-1.29%	-3.83%	-6.46%
+100 bps	1.52%	3.12%	5.28%
+200 bps	2.60%	5.02%	11.74%
+400 bps	2.88%	11.46%	27.50%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2012. At September 30, 2012, approximately 43 percent of our loans had a fixed rate of interest and approximately 57 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 27 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 17 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 56 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 85 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 25 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 64 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

The nature of our business causes us to be involved in routine legal proceedings from time to time. Except as disclosed in “Note 12 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended September 30, 2012 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

First California Financial Group, Inc.

Date: November 9, 2012	By:	/s/Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly Authorized Officer)