Form 10-K
period 2012-12-31
First California Financial Group, Inc.
filed 2013-03-18
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number 000-52498

FIRST CALIFORNIA FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3737811
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3027 Townsgate Road, Suite 300
Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 322-9655

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of common stock held by non-affiliates as of June 30, 2012: $156,414,846

As of March 13, 2013, there were 29,244,912 shares of Common Stock, $0.01 par value, outstanding.

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

First California incorporated under the laws of the State of Delaware on June 7, 2006. The Company formed as a wholly-owned subsidiary of National Mercantile Bancorp, a California corporation, or National Mercantile, for the purposes of facilitating the mergers of National Mercantile and FCB Bancorp, a California corporation, or FCB. On March 12, 2007, National Mercantile merged with and into First California. Immediately thereafter, the parties completed the previously announced merger of FCB with and into First California. As a result of such mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile, whose principal assets were the capital stock of two bank subsidiaries, Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay, and the rights and obligations of FCB, whose principal assets was the capital stock of First California Bank. On June 18, 2007, First California integrated its bank subsidiaries into First California Bank. All references to the Bank on or before June 18, 2007 refer to the Bank, Mercantile and South Bay.

Business of First California Bank

The Bank is a full-service commercial bank headquartered in Westlake Village, California. The Bank is chartered under the laws of the State of California and is subject to supervision by the California Department of Financial Institutions, or the DFI, and the Federal Deposit Insurance Corporation, or the FDIC. The FDIC insures its deposits up to the maximum legal limit.

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

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, has issued prepaid cards and sponsored merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction.

On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. The Company previously announced on November 6, 2012 that the Company and PacWest Bancorp, or PacWest, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which the Company would merge with and into PacWest, with PacWest as the surviving corporation, which we refer to as the PacWest Merger. As previously disclosed in the amended Registration Statement on Form S-4 of PacWest, PacWest concluded that the EPS division was not suited to PacWest’s commercial banking business model and PacWest would proceed to exit the EPS division upon completion of the PacWest Merger. As part of the wind down of the EPS division, the Bank will terminate its membership in card processing networks and will no longer issue payment cards. The Bank intends to maintain sufficient operations and staffing within the EPS division to conduct the wind down in an orderly manner. The Company has targeted December 31, 2013 for substantial completion of its wind down of the EPS division. In connection with the wind down of the EPS division, the Company currently estimates that it will incur total costs of approximately $2.4 million, of which (i) approximately $633,000 relates to retention costs, (ii) approximately $453,000 relates to severance and employee termination benefits, (iii) approximately $522,000 relates to contract termination costs, and (iv) approximately $780,000 relates to other associated costs. In connection with the Company’s plan to discontinue the EPS division, the Company evaluated various intangible assets related to the EPS division and determined on February 13, 2013 that an impairment charge of $4.8 million will be recognized for the year ended December 31, 2012. The Company estimates approximately $1.7 million of the total costs will result in future cash expenditures.

The Bank’s business strategy has been to attract individuals, professionals, and small- to mid-sized business borrowers in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Bank’s operations are primarily located within the areas commonly known as the “101 corridor” stretching from the City of Ventura to Calabasas, California, the Moorpark-Simi Valley corridor, the western San Fernando Valley, the Tri-Cities area of Glendale-Burbank-Pasadena, the South Bay, the Inland Empire, north San Diego County, Century City and other parts of Los Angeles, Orange, San Luis Obispo and Ventura Counties in Southern California. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, the Bank provides a wide array of deposit products serving the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside, San Bernardino and San Luis Obispo counties through traditional business and consumer banking, construction finance, SBA lending, entertainment finance and commercial real estate lending via 15 full-service branch locations.

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

The Bank’s goal is to offer its customers a consistently high level of individualized personal service. Accordingly, in order to meet the changing needs of our customers, the Bank is constantly evaluating a variety of options to broaden the services and products it provides. The Bank’s strategy in attaining its goals has been to implement and maintain risk management and controls to achieve a safe and sound business policy, employing an aggressive marketing plan which emphasizes relationship banking and the “personal touch,” offering competitive products and managing growth. The Bank provides convenience through 15 banking offices with ATM access, 24 hour telephone access to account information, on-line banking, courier service and remote deposit capture. The diversity of our delivery systems enables customers to choose the method of banking that is most convenient for them. The Bank trains its staff to recognize each customer, greet them, and be able to address them by name so that they feel as if they have a “private banker.”

Proposed Merger with PacWest

On November 6, 2012, First California entered into the Merger Agreement with PacWest. Under the terms of the Merger Agreement the Company will be merged with and into PacWest, with PacWest as the surviving corporation, which we refer to as the PacWest Merger. The Merger Agreement also provides that, simultaneously with the PacWest Merger, the Bank will merge with and into Pacific Western Bank, a wholly owned subsidiary of PacWest, with Pacific Western Bank continuing as the surviving bank.

Pursuant to the Merger Agreement, in the PacWest Merger, each outstanding share of common stock of the Company, other than shares held by the Company as treasury stock or by PacWest, will be cancelled and converted into the right to receive a fractional share of PacWest common stock equal to the quotient (which we refer to as the Exchange Ratio) obtained by dividing $8.00 by the volume weighted average closing price of PacWest common stock for a specified period, or the Average PacWest Common Stock Price. However, if the Average PacWest Common Stock Price is greater than or equal to $27.00, then the Exchange Ratio will be 0.2963, and if the Average PacWest Common Stock Price is less than or equal to $20.00, then the Exchange Ratio will be 0.4000.

Immediately prior to the effective time of the PacWest Merger, each option to purchase First California common stock will become fully vested and be cancelled in exchange for the right to receive a cash payment calculated based on the Exchange Ratio, and each share of First California restricted stock will vest and will be converted into the right to receive a number of shares of PacWest common stock equal to the Exchange Ratio.

First California and PacWest have each made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding the operation of the business of First California and its subsidiaries prior to the closing and covenants prohibiting First California from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably capable of becoming, a superior proposal.

Consummation of the PacWest Merger is subject to customary closing conditions, including approval of First California’s stockholders and PacWest’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the PacWest Merger has not occurred by August 6, 2013, if an order is entered prohibiting or making illegal the transaction and the order has become final and non-appealable, if the stockholders of First California or PacWest fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

The Merger Agreement provides certain termination rights for both First California and PacWest and further provides that upon termination of the Merger Agreement under certain circumstances, PacWest will be obligated to pay First California a termination fee of $5,000,000 and under certain circumstances, First California will be obligated to pay PacWest a termination fee of $10,000,000.

Upon consummation of the PacWest Merger, the Board of Directors of PacWest will consist of the directors serving on the Board of Directors of PacWest prior to the effective time of the PacWest Merger plus two independent directors designated by the Board of Directors of First California and approved by the Compensation, Nominating and Governance Committee of PacWest.

Additional Information About the Proposed Merger and Where to Find It

This report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. In connection with the proposed transaction, PacWest filed with the SEC a Registration Statement on Form S-4 that includes a joint proxy statement of the Company and PacWest, and that also constitutes a prospectus of PacWest. The Company and PacWest also plan to file other documents with the SEC with respect to the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Investors may obtain free copies of the registration statement, the joint proxy statement/prospectus and other relevant documents filed by the Company and PacWest with the SEC (if and when they become available) through the website maintained by the SEC at www.sec.gov. Copies of the documents filed by the Company with the SEC are available free of charge on the Company’s website at www.fcalgroup.com, and copies of the documents filed by PacWest with the SEC are also available free of charge on PacWest’s website at www.pacwestbancorp.com.

The Company, PacWest and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s and PacWest’s stockholders in respect of the proposed transaction. Information regarding the Company’s directors and executive officers can be found in the Company’s definitive proxy statement filed with the SEC on April 4, 2012. Information regarding PacWest’s directors and executive officers can be found in PacWest’s definitive proxy statement filed with the SEC on April 6, 2012. Additional information regarding the interests of such potential participants is included in the joint proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed transaction if and when they become available. These documents are available free of charge on the SEC’s website and from the Company or PacWest, as applicable, using the sources indicated above.

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

Dependence on One or a Few Major Customers; Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to our overall business. However, approximately 85% of our loan portfolio at December 31, 2012 consisted of real estate-secured loans, including commercial real estate loans, construction loans, home mortgage loans, home equity loans and lines of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position — December 31, 2012 compared with December 31, 2011” in Part II of this Annual Report on Form 10-K. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Ventura, Orange and Los Angeles Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Internet Banking Services

The Bank maintains an internet website, which serves as an additional means of providing customer access to a variety of banking services, including 24/7 online banking. The Bank’s website address is www.fcbank.com. No information contained on the website is incorporated herein by reference.

Employees

At December 31, 2012, the Bank had 281 full-time equivalent employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with employees to be excellent.

Supervision and Regulation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, was signed into law. Dodd-Frank will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, Dodd-Frank establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing regulatory agencies, including the Financial Stability Oversight Council, or Council, the Board of Governors of the Federal Reserve System, or FRB, the Office of the Comptroller of the Currency, or OCC, and the FDIC. The rules and regulations promulgated under Dodd-Frank are likely to impact our operations and cost. Dodd-Frank includes, among other things, the following:

(i)	the creation of the Council to identify emerging systemic risks and improve interagency cooperation;

(ii)	requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(iii)	the elimination and phase-out of trust preferred securities from Tier 1 capital with certain exceptions;

(iv)	the elimination of remaining barriers to de novo interstate branching by banks;

(v)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(vi)	enhanced regulation of financial markets, including the derivative and securitizations markets, and the elimination of certain proprietary trading activities by banks;

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

(xi)
the transfer of oversight of savings and loan holding companies to the FRB, federally chartered thrift institutions to the OCC and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xii)
the creation of a Consumer Financial Protection Bureau, or CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets;

(xiii)
expanded restrictions on transactions with affiliates and insiders under Sections 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions; and

(xiv)
provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “claw-back” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the American Recovery and Reinvestment Act of 2009 for the Troubled Assets Relief Program Capital Purchase Program for the SEC recipients, (3) enhances independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy statement.

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

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, became law. Through its authority under the EESA, the United States Department of the Treasury, or the Treasury, announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program, or the CPP, a program designed to bolster healthy institutions, like First California, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock.

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

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund program, or the SBLF. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter. The dividend rate for each of the quarters since entering the SBLF program was 5 percent. On February 27, 2013, First California notified the Treasury that, subject to receipt of requisite regulatory approvals, First California intends to redeem all of its outstanding shares of Series C preferred stock simultaneously with the consummation of First California’s pending merger with PacWest.

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

Dodd-Frank adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, became effective on July 21, 2012 and prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments, as determined by federal regulators. After the conclusion of the conformance period (including any extensions) that began on July 21, 2012, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, the Bank and their affiliates, unless an exception applies. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities”, “risk-mitigating hedging activities”, and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule restricts a banking entity from sponsoring or investing in certain private funds. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the fund or permitting the fund to use the name of the bank. In October 2011, the OCC, FRB, FDIC, and SEC, in consultation with the Commodity Futures Trading Commission, jointly released a notice of proposed rulemaking implementing the Volcker Rule limitations of Dodd-Frank. To date, no final rule has been issued. In light of the complexity of the proposed regulation and the fact that a substantial number of substantive comments were submitted in response to the new rule, the Company cannot fully assess the impact of the Volcker Rule on its business until final rules and regulations are adopted.

General

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the DIF, and facilitate the conduct of sound monetary policy. This regulatory scheme is not designed for the benefit of stockholders of the Company or its successors. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company or its successors and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB, the FDIC, the DFI, and the United States Department of the Treasury, or the Treasury.

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

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. For example, as noted above, Dodd-Frank, among other things, creates the CFPB which has broad powers to regulate consumer financial services and products, creates the Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. The FRB has also issued guidance and a proposed rule on incentive compensation to ensure that banking organizations’ incentive compensation policies do not undermine the safety and soundness of their organizations. Future changes in the laws, regulations or polices that impact the Company or its successors and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and the Bank.

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

First California’s securities are registered with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and listed on the NASDAQ Global Market. As such, First California is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the NASDAQ Stock Market, Inc.

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

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates. Various consumer laws and regulations also affect the Bank’s operations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. These laws primarily protect depositors and other customers of the Bank, rather than First California or its stockholders. The creation of the CFPB by Dodd-Frank is also likely to lead to enhanced and strengthened enforcement of consumer financial protection laws. On July 21, 2011, the CFPB assumed its authority to supervise and enforce existing consumer financial protection rules. On January 4, 2012, President Obama named Richard Cordray as the Director of the CFPB via recess appointment. On January 24, 2013, President Obama renominated Richard Cordray as the Director of the CFPB. The validity of Cordray’s recess appointment may still be subject to challenge, creating uncertainty because the full authority to approve new consumer financial protection rules is vested in the director of the CFPB. Additionally, Dodd-Frank does not allow the CFPB to promulgate regulations until it has a director that has been confirmed by the Senate. At this time it is still unclear as to whether the recess appointment is sufficient to meet this statutory requirement. Accordingly, at this time the Company cannot fully assess the impact of the CFPB on its business.

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

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012 Total capital (to risk weighted assets)
First California Financial Group, Inc.	$209,164	18.19%	$91,971	> 8.00%
First California Bank	$208,901	18.16%	$92,025	> 8.00%	$115,031	> 10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	$194,746	16.94%	$45,986	> 4.00%
First California Bank	$194,474	16.91%	$46,013	> 4.00%	$69,019	> 6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	$194,746	10.20%	$76,396	> 4.00%
First California Bank	$194,474	10.18%	$76,409	> 4.00%	$95,512	> 5.00%

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011 Total capital (to risk weighted assets)
First California Financial Group, Inc.	$194,694	17.32%	$89,924	> 8.00%
First California Bank	$192,227	17.10%	$89,944	> 8.00%	$112,430	> 10.00%
Tier I capital (to risk weighted assets)
First California Financial Group, Inc.	$180,597	16.07%	$44,962	> 4.00%
First California Bank	$178,126	15.84%	$44,972	> 4.00%	$67,458	> 6.00%
Tier I capital (to average assets)
First California Financial Group, Inc.	$180,597	10.33%	$69,906	> 4.00%
First California Bank	$178,126	10.18%	$69,968	> 4.00%	$87,460	> 5.00%

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

The Basel Committee had initially planned for member nations to begin implementing the Basel III requirements by January 1, 2013, with full implementation by January 1, 2019. On November 9, 2012, U.S. regulators announced that implementation of Basel III’s first requirements would be delayed until an undetermined future date. The regulators made no indication that any other future regulatory phase-in dates would be delayed.

In November 2010, Basel III was endorsed by the Seoul G20 Leaders Summit and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed to by the Basel Committee and endorsed by the Seoul G20 Leaders Summit. On June 7, 2012, the FRB, the FDIC, and the OCC published three notices of proposed rulemaking to implement Basel III. The proposed rules include two calculation methods: a standardized approach applicable to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies, and an advanced approach, generally applicable only to the largest, most internationally active banking organizations. If adopted by the federal banking agencies, the proposed rule could lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. As the proposed rule is not yet finalized, significant questions remain as to how the capital and liquidity mandates of Dodd-Frank will be integrated with the requirements of Basel III. First California cannot determine the ultimate effect the final rule or any additional potential legislation, if enacted, would have upon First California’s or the Bank’s earnings or financial position.

We note that Dodd-Frank also requires the establishment of more stringent prudential standards by requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In particular, Dodd-Frank excludes trust preferred securities issued on or after May 19, 2010 from Tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of Tier 1 capital over a three-year period.

Prompt Corrective Action and Other General Enforcement Authority. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including undercapitalization. Each federal banking agency has issued regulations defining five capital categories: “well- capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank is deemed to be:

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

In addition to measures taken under the prompt corrective action provisions, insured banks and bank holding companies may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Dodd-Frank generally enhances the restrictions on extensions of credit to insiders, including an expansion of the definition of extension of credit to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, as well as new limitations on the purchase of assets from insiders.

Federal Deposit Insurance. The FDIC insures our customer deposits through the Deposit Insurance Fund, or the DIF, up to prescribed limits for each depositor. Pursuant to the EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. Dodd-Frank made the $250,000 deposit insurance limit permanent. The federal banking agencies also issued final rules implementing the Dodd-Frank repeal of the prohibition on paying interest on demand deposits. Further, as required under Section 343 of Dodd-Frank, the FDIC has adopted a final rule that provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts. As mandated by Dodd-Frank, the FDIC will fully insure the amounts in non-interest-bearing transaction accounts without limits from December 31, 2010 through December 31, 2012. The unlimited coverage would be separate from, and in addition to, the coverage provided to depositors with other accounts held at an institution. Beginning January 1, 2013, the unlimited coverage ceased and these accounts are now insured under the FDIC’s general deposit insurance coverage rules.

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

In addition to its insurance assessment, each insured bank was subject in 2012 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The debt service assessment rate for each quarter in 2012 was .00660%.

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

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or the IMLAFATA, a part of the USA Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program, which includes a customer identification program designed to verify the identity of persons opening new accounts; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions.

Bank regulators routinely examine institutions for compliance with these obligations and have imposed “cease and desist” orders and civil money penalties against institutions found to be violating these obligations. Additionally, the FRB and other federal banking agencies consider an institution’s compliance in connection with applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the Patriot Act. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.

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

Interstate Banking and Branching. National banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. Following certain amendments from Dodd-Frank that took effect in 2012, federal law permits such interstate bank merger transactions where each bank is adequately capitalized as of the date of the application, provided that the resulting bank will be well capitalized and well managed upon consummation of the transaction. Federal law previously permitted such mergers provided that the resulting bank continues to be adequately capitalized and adequately managed. Further, under federal law a well-capitalized and well managed bank holding company may, with FRB approval, acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. Dodd-Frank permits a national bank or a state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is to be located would permit the establishment of the branch if the bank were a bank chartered in that state.

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” as such term is defined by the SEC, and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

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

Risks Related to Our Pending Merger with PacWest

Because the market price of PacWest common stock will fluctuate, the value of the merger consideration to be received by First California stockholders in the PacWest Merger may change.

Upon completion of the PacWest Merger, each share of First California common stock will be converted into merger consideration consisting of a fraction of a share of PacWest common stock. Pursuant to the terms of the Merger Agreement, the Exchange Ratio will adjust based on changes in the price of shares of PacWest common stock when the Average PacWest Common Stock Price is between $20.00 and $27.00. In such case, the Exchange Ratio will be calculated by dividing $8.00 by the Average PacWest Common Stock Price. In the event that the Average PacWest Common Stock Price is greater than or equal to $27.00, the Exchange Ratio will be 0.2963. In the event that the Average PacWest Common Stock Price is less than or equal to $20.00, the Exchange Ratio will be 0.4000. The Exchange Ratio will not be adjusted for changes in the market price of First California common stock prior to the closing of the PacWest Merger. Accordingly, any change in the market price of PacWest common stock prior to completion of the PacWest Merger may affect the value of the merger consideration that First California stockholders receive upon completion of the PacWest Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects of First California and PacWest, and regulatory considerations, among other things. Many of these factors are beyond the control of PacWest and First California.

First California stockholders will have a reduced ownership and voting interest after the PacWest Merger and will exercise less influence over management.

              First California stockholders currently have the right to vote in the election of the board of directors of First California and on other matters affecting First California. Upon the completion of the PacWest Merger, each First California stockholder who receives shares of PacWest common stock will become a stockholder of PacWest with a percentage ownership of PacWest that is smaller than such stockholder’s percentage ownership of First California. It is currently expected that the former stockholders of First California as a group will receive shares in the PacWest Merger constituting between approximately 19 percent and 21 percent of the outstanding shares of PacWest common stock immediately after the PacWest Merger. Because of this, First California stockholders may have less influence on the management and policies of PacWest than they now have on the management and policies of First California.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the Merger Agreement, including the PacWest Merger and the merger of the Bank with and into Pacific Western Bank, may be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the PacWest Merger or of imposing additional costs or limitations on PacWest following the PacWest Merger. The regulatory approvals may not be received at any time, may not be received in a timely fashion, and may contain conditions on the completion of the PacWest Merger that are not anticipated or cannot be met.

Termination of the Merger Agreement could negatively impact us.

              Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the PacWest Merger, without realizing any of the anticipated benefits of completing the PacWest Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the PacWest Merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, First California stockholders cannot be certain that First California will be able to find a party willing to offer equivalent or more attractive consideration than the consideration PacWest has agreed to provide in the PacWest Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $10 million to PacWest.

We will be subject to business uncertainties and contractual restrictions while the PacWest Merger is pending.

              Uncertainty about the effect of the PacWest Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the PacWest Merger is completed, and could cause customers and others that deal with First California to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the PacWest Merger, as certain employees may experience uncertainty about their future roles. In addition, the Merger Agreement restricts us from taking certain specified actions until the PacWest Merger occurs without the consent of PacWest. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the PacWest Merger.

Our directors and officers may have interests in the PacWest Merger different from the interests of other First California stockholders.

The interests of some of our directors and executive officers may be different from those of other First California stockholders, and our directors and officers may be participants in arrangements that are different from, or are in addition to, those of other First California stockholders. First California's executive officers will be eligible, upon a qualifying termination of employment, to: receive severance payments under their respective change in control agreements (or, in the case of Mr. Kum, under his employment agreement); for Messrs. Kum and Santarosa, receive payments over a period of years (17 years for Mr. Kum and 15 years for Mr. Santarosa) under each such individual's salary continuation agreement; and, for Messrs. Kum and Santarosa, designate a beneficiary under the executive’s split dollar life insurance agreement prior to having achieved a retirement age. In addition, each of First California's executive officers and directors hold equity awards, the treatment of which is described above under “Business – Proposed Merger with PacWest.” Upon completion of the PacWest Merger, two individuals designated by the board of directors of First California will join the board of directors of PacWest. The designated individuals must be approved by the Compensation, Nominating and Governance Committee of the board of directors of PacWest. All of the First California directors who meet the independence requirements under NASDAQ rules are eligible to be designated to join the PacWest board of directors.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for greater merger consideration.

              The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the PacWest Merger. These provisions include a general prohibition on First California from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. The members of our board of directors and the holders of our Series A Preferred Stock have entered into voting and support agreements and have agreed to vote their shares of our common stock in favor of the adoption of the Merger Agreement, and against any alternative transaction. We also have an unqualified obligation to submit the adoption of the Merger Agreement to a vote by our stockholders, even if we receive a proposal that our board of directors believes is superior to the PacWest Merger. The stockholders that are party to the voting and support agreements described in this paragraph beneficially own in the aggregate approximately 22 percent of the outstanding shares of our common stock (including shares of our common stock issuable upon conversion of our Series A Preferred Stock). In addition, we may be required to pay PacWest a termination fee of $10 million in certain circumstances involving acquisition proposals for competing transactions.

In connection with the announcement of the Merger Agreement, one lawsuit has been filed and is pending, seeking, among other things, to enjoin the PacWest Merger, and an adverse judgment in this lawsuit may prevent the PacWest Merger from becoming effective within the expected timeframe (if at all).

On November 20, 2012, a purported stockholder of First California filed a lawsuit in connection with the PacWest Merger. Captioned Paul Githens v. C.G. Kum, et al., Case No. BC496018, the suit was filed in the Superior Court of the State of California, Los Angeles County, against First California, its directors, and PacWest. It is brought as a putative class action and alleges that our directors breached certain alleged fiduciary duties to our stockholders by approving the Merger Agreement pursuant to an allegedly unfair process and at an allegedly unfair price. It alleges that PacWest aided and abetted those breaches. The suit seeks, among other things, to enjoin consummation of the PacWest Merger. On January 24, 2013, the plaintiff filed an amended complaint, adding claims that the defendants failed to disclose material information in connection with the PacWest Merger. On March 4, 2013, the court sustained the defendants’ demurrers to the plaintiff’s complaint with leave to amend. A hearing on the plaintiff's motion for a preliminary injunction is currently scheduled for March 19, 2013. At this stage, it is not possible to predict the outcome of the proceedings and their impact on First California or PacWest. If the plaintiff is successful in enjoining the consummation of the PacWest Merger, the lawsuit may prevent the PacWest Merger from becoming effective within the expected timeframe (if it is completed at all).

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The global, U.S. and California economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, high levels of unemployment and foreclosures. A continued weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings

Until conditions improve, we expect our business, financial condition and results of operations may be adversely affected by these factors.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as Dodd-Frank, EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. Treasury and banking regulators have implemented, and likely will continue to implement, various other programs to address capital and liquidity issues in the banking system. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally.

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

While we believe we have maintained good credit quality notwithstanding our growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well-capitalized” status as defined under applicable banking regulations.

We may be subject to more stringent capital requirements.

Dodd-Frank requires federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The federal banking agencies are in the process of developing regulations to implement these requirements, as well as the Basel III requirements. Implementation of these standards, or any other new regulations, including Basel III, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations of financial condition.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for our customers which may become increasingly difficult to maintain if we were to grow rapidly. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

The fair value of our investment securities can fluctuate due to market conditions out of our control.

Our investment securities portfolio is comprised mainly of U.S. treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government agency collateralized mortgage obligations. At December 31, 2012, gross unrealized losses on our investment portfolio were $0.6 million. We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.4 million and an unrealized loss of $1.6 million at December 31, 2012. This unrealized loss is primarily caused by a severe disruption in the market for these securities.

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

A significant source of risk arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

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

At December 31, 2012, we had outstanding construction and land development loans in Southern California in the amount of $56.5 million, representing 5% of our loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Further disruptions in the real estate market could materially and negatively affect our business.

There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2012, approximately 85% of our loans are secured by real estate. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. An increase in losses on defaulted loans may have a material impact on our financial condition and results of operations, by reducing income, increasing expenses, and leaving less cash available for lending and other activities.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. For example, Dodd-Frank will have a broad impact on the financial services industry, including imposing significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, Dodd-Frank establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Council, the FRB, the OCC and the FDIC. Further, Dodd-Frank addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

We may incur impairments to goodwill.

We assess goodwill for impairment on an annual basis or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. It is our practice to perform the annual impairment assessment at the end of our fiscal year and to use independent data to assist us in determining the fair value of the Company and in determining appropriate market factors to be used in the fair value calculations. At December 31, 2012 the annual assessment resulted in the conclusion that goodwill was not impaired. A significant decline in our stock price, a significant decline in our expected future cash flows, a significant change in the fair values of our assets and liabilities, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate non-cash charge, which could have an adverse effect on our operating results and financial position.

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

We have notified the Treasury of our intent to redeem the series C preferred stock in connection with the PacWest Merger. However, if we are unable to redeem the series C non-cumulative perpetual preferred stock prior to December 31, 2013, and we have not increased the amount of qualified small business loans above our baseline amount, the cost of this capital to us will increase substantially on that date, from a maximum of 5.0% per annum (approximately $1.25 million annually) to 7.0% per annum (approximately $1.75 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the series C non-cumulative perpetual preferred stock could have a material negative effect on our liquidity and our earnings available to common stockholders.

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

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	the trading price of PacWest common stock and factors affecting such trading price;

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of our common stock by existing stockholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

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

As of February 11, 2013, directors, executive officers and other affiliates of First California owned approximately 22% of First California’s outstanding common stock (not including vested option shares). As a result, if all of these stockholders were to take a common position, they would be able to significantly affect the election of directors, with respect to which stockholders are authorized to use cumulative voting, as well as the outcome of most corporate actions requiring stockholder approval, such as the approval of the PacWest Merger or other mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of First California. In some situations, the interests of First California’s directors and executive officers may be different from other stockholders.

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

The Bank leases approximately 2,200 square feet of space for its Ventura Branch Office located at 1794 S. Victoria Avenue, Suite B, Ventura, California. The lease term will expire in June 2013.

The Bank leases approximately 1,700 square feet of space for its Oxnard Branch Office located at 300 Esplanade Drive, Suite 102, Oxnard, California. The lease term will expire in January 2016.

The Bank leases approximately 27,000 square feet of land for its Simi Valley Branch Office located at Simi Valley Towne Center, Simi Valley, California. The Bank owns the building which has approximately 5,000 square feet of space. The land lease term commenced in January 2006 and expires after 20 years.

The Bank leases approximately 1,900 square feet of space for its Century City Branch Office located at 1880 Century Park East, Los Angeles, California. The lease term will expire in June 2014.

The Bank leases approximately 1,650 square feet of space for its Encino Branch Office located at 16661 Ventura Boulevard, Encino, California. The lease term will expire in May 2013.

The Bank owns its Torrance Branch Office located at 2200 Sepulveda Blvd., Torrance, California. The building has approximately 15,966 square feet of space.

The Bank owns its Irvine Branch Office located at 19752 MacArthur Blvd., Irvine, California 92612. The building has approximately 21,000 square feet of space. The Bank has leased a portion of this space to a third party through July 2013.

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

The Bank leases approximately 3,850 square feet of space for its former Thousand Oaks Branch Office located at 11 E. Hillcrest Drive, Suite A, Thousand Oaks, California. The lease term will expire in October 2013.

The Bank leases approximately 5,100 square feet of space for its former Brea Branch Office located at 10 Pointe Drive, Suite 130, Brea, California. The lease term will expire in May 2014.

The Bank leases approximately 6,000 square feet of space for its former Woodland Hills Branch Office located at 21550 Oxnard Street, Suite 100, Woodland Hills, California. The lease term will expire in March 2016.

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

The common stock of First California began trading on the NASDAQ Global Market under the symbol “FCAL” on March 13, 2007. Prior to that time, the common stock of National Mercantile, First California’s predecessor, traded on the NASDAQ Capital Market under the symbol “MBLA”. The information in the following table indicates the high and low sales prices for First California’s common stock from January 1, 2011 to December 31, 2012, as reported by NASDAQ. Because of the limited market for First California’s common stock, these prices may not be indicative of the fair market value of the common stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below.

	Common Stock
	High	Low
2011
First Quarter	$4.09	$2.80
Second Quarter	4.00	3.40
Third Quarter	3.95	2.77
Fourth Quarter	3.72	2.79

2012
First Quarter	$5.92	$3.29
Second Quarter	7.12	5.27
Third Quarter	7.42	6.52
Fourth Quarter	7.96	6.34

At March 8, 2013, First California had 359 stockholders of record for its common stock. The number of beneficial owners for the common stock is higher, as many people hold their shares in “street” name.

Dividends

From its inception and until the completion of the mergers in March 2007, First California was a “business combination shell company,” conducting no operations or owning or leasing any real estate or other property. Accordingly, First California did not pay any dividends to its sole stockholder, National Mercantile, prior to such mergers, nor has First California paid any dividends to its common stockholders since the completion of such mergers. Our common stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The Company cannot declare or pay a dividend on its common stock if we are in arrears on the dividends on our series C non-cumulative perpetual preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2012 information regarding outstanding options and the number of shares available for future option grants under all of our equity compensation plans. All equity plans of FCB Bancorp, in addition to those of National Mercantile Bancorp and all outstanding option awards were assumed by First California in connection with the mergers in 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	523,876	$7.64	1,468,453
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	523,876	$7.64	1,468,453

______________________
(1)
Includes the First California 2007 Omnibus Equity Incentive Plan (as amended May 26, 2011), FCFG FCB 2005 Stock Option Plan, FCFG 2005 NMB Stock Incentive Plan, FCFG Amended 1996 NMB Stock Incentive Plan, FCFG 1994 NMB Stock Option Plan.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fourth quarter of 2012.

Item 6.	Selected Financial Data

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2012. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and percentages)
Results of Operations (1):
Interest income	$76,818	$72,598	$59,350	$64,941	$63,235
Interest expense	(9,493)	(13,104)	(14,654)	(19,887)	(22,453)
Net interest income	67,325	59,494	44,696	45,054	40,782
Provision for loan losses	(1,500)	(5,346)	(8,337)	(16,646)	(1,150)
Net interest income after
provision for loan losses	65,825	54,148	36,359	28,408	39,632
Other noninterest income	11,336	7,687	6,484	10,034	5,381
Gain from acquisitions	-	36,922	2,312	-	-
Other noninterest expense	(61,726)	(58,464)	(42,805)	(46,856)	(35,105)
Earnings (loss) before income tax
(expense) benefit	15,435	40,293	2,350	(8,414)	9,908
Income tax (expense) benefit	(6,161)	(16,910)	(940)	3,753	(3,542)
Net earnings (loss)	$9,274	$23,383	$1,410	$(4,661)	$6,366

Per Common Share Data:
Earnings (loss) per share (EPS):
Basic	$0.27	$0.73	$0.01	$(0.50)	$0.56
Diluted	$0.27	$0.71	$0.01	$(0.50)	$0.54
Common dividends declared	$-	$-	$-	$-	$-
Book value per common share	$7.12	$6.75	$6.16	$11.45	$11.80
Tangible book value per common share	$4.81	$4.19	$3.65	$5.23	$6.69
Shares outstanding	29,226	29,220	28,171	11,623	11,463
Average shares outstanding:
Basic EPS	29,229	28,716	24,411	11,605	11,457
Diluted EPS	29,589	29,451	24,735	11,605	11,844

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$1,887,843	$1,812,664	$1,521,334	$1,459,821	$1,178,045
Cash and cash equivalents	166,874	61,432	88,003	46,494	49,127
Investment securities	381,041	453,735	272,439	349,645	202,462
Loans held for sale	—	—	—	—	31,401
Non-covered loans and leases, net of
unearned income	1,043,021	936,103	947,737	939,246	788,421
Allowance for loan losses,
non-covered loans	18,172	17,747	17,033	16,505	8,048
Covered loans, net	102,431	135,412	53,878	—	—
FDIC shared-loss receivable	45,345	68,083	16,725	—	—
Goodwill	60,720	60,720	60,720	60,720	50,098
Core deposit and customer relationship
intangibles	6,892	13,887	9,915	11,581	8,452
Deposits	1,507,832	1,425,269	1,156,288	1,124,715	817,595
Borrowings	107,054	117,719	131,500	143,500	167,000
Subordinated debentures	26,805	26,805	26,805	26,753	26,701
Stockholders’ equity	234,118	223,107	198,041	157,226	158,923

Performance Ratios:
Stockholders’ equity to total assets ratio	12.40%	12.31%	13.02%	10.77%	13.49%
Tangible common equity ratio	7.72%	7.05%	7.08%	4.38%	6.85%
Total capital ratio (to risk weighted assets)	18.19%	17.32%	16.79%	12.69%	16.62%
Tier 1 capital ratio (to risk weighted assets)	16.94%	16.07%	15.53%	11.43%	15.70%
Tier 1 leverage ratio (to average assets)	10.20%	10.33%	11.00%	8.52%	12.77%
Loans to deposits ratio	75.97%	75.18%	86.62%	83.51%	100.27%
Net interest margin	4.01%	3.92%	3.46%	3.53%	4.08%
Efficiency ratio (2)	74.74%	74.69%	74.75%	84.22%	73.43%
Return on average assets	0.48%	1.31%	0.10%	(0.32)%	0.56%
Return on average equity	4.02%	10.94%	0.75%	(2.91)%	4.59%
Average equity to average assets	11.93%	11.97%	12.94%	11.11%	12.22%
Common dividend payout ratio	—	—	—	—	—

Asset Quality:
Non-covered nonaccrual loans and leases	$14,610	$13,860	$18,241	$39,958	$8,475
Non-covered foreclosed property	14,895	20,349	26,011	4,893	327
Non-covered nonperforming assets	$29,505	$34,209	$44,252	$44,851	$8,802

Asset Quality Ratios:
Non-covered nonaccrual loans
to non-covered loans, net of
unearned income	1.40%	1.48%	1.92%	4.25%	1.07%
Non-covered nonperforming assets
to non-covered loans, net of
unearned income, and OREO	2.79%	3.58%	4.54%	4.75%	1.12%
Allowance for credit losses to
non-covered nonaccrual loans	124.4%	128.0%	93.4%	41.3%	95.0%
Allowance for credit losses to
non-covered loans, net of
unearned income	1.71%	1.90%	1.80%	1.76%	1.02%
Net charge-offs to average
non-covered loans	0.11%	0.51%	0.85%	0.89%	0.12%
(1) Operating results of acquired companies are included from the respective acquisition dates.
(2) Computed by dividing noninterest expense, excluding amortization and impairment of intangible assets, integration/conversion expense and loss on and expense of foreclosed properties by net interest income and noninterest income, excluding gain on sale of securities, gain on acquisitions and market gain on foreclosed properties.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain forward-looking information about us; we intend such statements to fall under the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•	risks related to our proposed merger with PacWest;

•	revenues are lower than expected;

•	credit quality deterioration, which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	a slowdown in construction activity;

•	technological changes;

•	the cost of additional capital is more than expected;

•	the resolution of pending legal matters;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	legislative, accounting or regulatory requirements or changes adversely affecting our business;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve, or the Federal Reserve Board;

•	the costs and effects of legal, accounting and regulatory developments;

•	recent volatility in the credit or equity markets and its effect on the general economy;

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	demand for the products or services of First California and the Bank, as well as their ability to attract and retain qualified people.

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

Overview

First California Financial Group, Inc., or First California, or the Company, is a bank holding company which serves the comprehensive banking needs of businesses and individuals in Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura counties through our wholly-owned subsidiary, First California Bank, or the Bank. The Bank is a state chartered commercial bank that provides traditional business and consumer banking products and services through 15 full-service branch locations. The Company also has two unconsolidated statutory business trust subsidiaries, First California Capital Trust I and FCB Statutory Trust I, which raised capital through the issuance of trust preferred securities.

At December 31, 2012, we had consolidated total assets of $1.9 billion, total loans of $1.1 billion, total deposits of $1.5 billion and shareholders’ equity of $234.2 million. A year ago, at December 31, 2011, we had consolidated total assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.4 billion and shareholders’ equity of $223.1 million.

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

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, has issued prepaid cards and sponsored merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction. Our results of operations for the twelve months ended December 31, 2011 include the effects of the EPS acquisition from the date of the transaction.

On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. The Company previously announced on November 6, 2012, that the Company and PacWest entered into a Merger Agreement pursuant to which the Company would merge with and into PacWest, with PacWest as the surviving corporation. As previously disclosed in the amended Registration Statement on Form S-4 of PacWest, PacWest concluded that the EPS division was not suited to PacWest’s commercial banking business model and PacWest would proceed to exit the EPS division upon completion of the PacWest Merger. In connection with the plan to discontinue the EPS division, we evaluated the core deposit intangible and customer relationship intangible assets related to the EPS division and determined that the full amount of both intangible assets was not recoverable and we recorded a pre-tax impairment charge of $4.8 million in December 2012. We have targeted December 31, 2013 for substantial completion of the wind down of the EPS division. Therefore, the results of operations of the EPS division will be presented as “discontinued operations” in future filings.

For the year ended December 31, 2012, we had net income of $9.3 million compared to net income of $23.4 million for the year ended December 31, 2011. After dividend payments of $1.3 million on our Series C preferred shares, we had net income per diluted common share of $0.27 for the year ended December 31, 2012. After dividend payments of $2.6 million on our Series B and Series C preferred shares, including a $1.1 million deemed dividend related to the full redemption of our Series B preferred shares in the third quarter of 2011, we had net income per diluted common share of $0.71 for the year ended December 31, 2011. The significant decrease in net income in 2012 was due largely to the bargain purchase gains on the SLTB and EPS acquisitions recorded in 2011 and the impairment charge taken in 2012 in connection with the wind down of the EPS division.

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

Proposed Merger with PacWest

On November 6, 2012, First California entered into the Merger Agreement with PacWest. Under the terms of the Merger Agreement, the Company will be merged with and into PacWest, with PacWest as the surviving corporation, which we refer to as the PacWest Merger. The Merger Agreement also provides that, simultaneously with the PacWest Merger, the Bank will merge with and into Pacific Western Bank, a wholly owned subsidiary of PacWest, with Pacific Western Bank continuing as the surviving bank.

Pursuant to the Merger Agreement, in the PacWest Merger, each outstanding share of common stock of the Company, other than shares held by the Company as treasury stock or by PacWest, will be cancelled and converted into the right to receive a fractional share of PacWest common stock equal to the quotient (which we refer to as the Exchange Ratio) obtained by dividing $8.00 by the volume weighted average closing price of PacWest common stock for a specified period, or the Average PacWest Common Stock Price. However, if the Average PacWest Common Stock Price is greater than or equal to $27.00, then the Exchange Ratio will be 0.2963, and if the Average PacWest Common Stock Price is less than or equal to $20.00, then the Exchange Ratio will be 0.4000.

Immediately prior to the effective time of the PacWest Merger, each option to purchase First California common stock will become fully vested and be cancelled in exchange for the right to receive a cash payment calculated based on the Exchange Ratio, and each share of First California restricted stock will vest and will be converted into the right to receive a number of shares of PacWest common stock equal to the Exchange Ratio.

First California and PacWest have each made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding the operation of the business of First California and its subsidiaries prior to the closing and covenants prohibiting First California from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably capable of becoming, a superior proposal.

Consummation of the PacWest Merger is subject to customary closing conditions, including approval of First California’s stockholders and PacWest’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the PacWest Merger has not occurred by August 6, 2013, if an order is entered prohibiting or making illegal the transaction and the order has become final and non-appealable, if the stockholders of First California or PacWest fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

The Merger Agreement provides certain termination rights for both First California and PacWest and further provides that upon termination of the Merger Agreement under certain circumstances, PacWest will be obligated to pay First California a termination fee of $5,000,000 and under certain circumstances, First California will be obligated to pay PacWest a termination fee of $10,000,000.

Upon consummation of the PacWest Merger, the Board of Directors of PacWest will consist of the directors serving on the Board of Directors of PacWest prior to the effective time of the PacWest Merger plus two independent directors designated by the Board of Directors of First California and approved by the Compensation, Nominating and Governance Committee of PacWest.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loans against the allowance when we believe that the collectability of the loan is unlikely. We perform periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. We believe the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.2 million at December 31, 2012 and $17.7 million at December 31, 2011.

Non-covered foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a non-covered loan, real or personal property. At the time of foreclosure, we obtain an appraisal of the property and record the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the non-covered foreclosed property received; we credit earnings for the fair value amount of the non-covered foreclosed property in excess of the non-covered loan due. Subsequent to foreclosure, we periodically assess our disposition efforts and the estimated fair value less costs to sell of the non-covered foreclosed property. We establish a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to non-covered foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the non-covered foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the non-covered foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $14.9 million at December 31, 2012 and $20.3 million at December 31, 2011.

Covered foreclosed property

We refer to all foreclosed property acquired in FDIC-assisted acquisitions that are subject to a FDIC shared-loss agreement as “covered foreclosed property” and report such foreclosed property separately in our consolidated balance sheets. We report covered foreclosed property exclusive of expected reimbursement cash flows from the FDIC. We transfer foreclosed covered loan collateral into covered foreclosed property at the collateral’s net realizable value, less estimated selling costs.

We initially recorded covered foreclosed property at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. We charge any subsequent valuation adjustments due to declines in fair value to non-interest expense, with an offset to non-interest income representing the corresponding increase in the FDIC shared-loss asset for the reimbursement of the loss amount. We credit any recoveries of previous valuation adjustments to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $3.9 million at December 31, 2012 and $14.6 million at December 31, 2011.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of the assets are more-likely-than-not. We establish a valuation allowance when we determine that realization of income tax benefits may not occur in future years. There were net deferred tax assets of $1.4 million at December 31, 2012 and net deferred tax liabilities of $7.4 million at December 31, 2011. There were no valuation allowances at either year-end.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into non-interest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $45.3 million at December 31, 2012 and $68.1 million at December 31, 2011.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.9 million and $3.8 million at December 31, 2012 and December 31, 2011.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At December 31, 2012, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our quarterly effectiveness assessments throughout 2012 indicated that these instruments were effective.

At December 31, 2012, the Bank had $240 million notional interest rate caps to manage the interest rate risk associated with its fixed rate securities and loans; however, these instruments do not meet the criteria for hedge accounting. We mark-to-market derivatives not designated as hedges each period through earnings. At December 31, 2012 and 2011, the estimated fair value of these interest rate caps was $76,000 and $291,000 and we recorded these amounts within “accrued interest receivable and other assets” on the consolidated balance sheets.

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

At December 31, 2012, we had goodwill of $60.7 million. We recognized goodwill of $50.1 million in connection with the Merger in 2007 and $10.6 million in connection with the FDIC-assisted 1st Centennial Bank transaction in 2009. We consolidated all operations under First California Bank at the time of each transaction; accordingly, we performed our goodwill impairment analysis on a consolidated or single unit basis.

The first step of our analysis compared the fair value of the Company to the carrying amount of the Company, including goodwill. At December 31, 2012, the measurement date, the carrying amount of the Company was $234.0 million. First California entered into an Agreement and Plan of Merger with PacWest in November 2012. Management considered the consideration being paid for the Company in this arms-length transaction to be the best indicator of the Company’s fair value.

Based on this first step of the impairment analysis, we determined that the fair value of the Company exceeded the carrying amount of the Company, including goodwill, and therefore indicated no potential impairment. If this first step indicates no potential impairment, performing step 2 of the impairment analysis is not considered necessary.

We assess other intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We evaluated the core deposit intangible and customer relationship intangible assets related to the EPS division and determined that the full amount of both intangible assets was not recoverable and we recorded a pre-tax impairment charge of $4.8 million in December 2012.

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

For 2012, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $0.7 million. In addition, we recognized impairment of $39,000 on a $1.0 million community development-related equity investment.

For 2011, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $1.4 million.

For 2010, other-than-temporary impairment related to the credit loss on debt securities and recognized in earnings was $0.7 million. In addition, we recognized impairment of $41,000 on a $1.0 million community development-related equity investment.

Results of Operations—for the two years ended December 31, 2012

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

Our net interest income for 2012 was $67.3 million, up 13 percent from $59.5 million last year. The increase in our net interest income principally reflects an increase in interest-earning assets combined with a lower cost of interest-bearing liabilities.

Our net interest margin (on a taxable equivalent basis) was 4.01 percent for 2012 compared with 3.92 percent for 2011. The increase in our net interest margin was primarily due to a 29 basis point reduction in the cost on our interest-earning liabilities partially offset by a 22 basis point reduction in the yield of our interest earning assets.

The following table presents the average balances, the amount of interest earned or incurred and the applicable taxable equivalent yields for interest-earning assets and the costs of interest-bearing liabilities that generate net interest income:

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended			Year Ended
	December 31, 2012			December 31, 2011
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
Loans (1)	$1,131,442	$70,190	6.20%	$1,065,350	$65,945	6.19%
Securities	486,133	6,397	1.39%	325,850	6,303	1.97%
Federal funds sold and deposits with banks	70,979	231	0.32%	127,470	350	0.27%

Total earning assets	1,688,554	76,818	4.57%	1,518,670	72,598	4.79%

Non-earning assets	252,046			267,839

Total average assets	$1,940,600			$1,786,509

Interest-bearing checking	$113,627	214	0.19%	$99,900	340	0.34%
Savings and money market	493,155	2,247	0.46%	469,468	3,922	0.84%
Certificates of deposit	335,782	2,713	0.81%	401,859	3,750	0.93%

Total interest-bearing deposits	942,564	5,174	0.55%	971,227	8,012	0.82%

Borrowings	123,082	3,533	2.87%	128,947	3,750	2.91%
Junior subordinated debentures	26,805	786	2.93%	26,805	1,342	5.01%

Total borrowed funds	149,887	4,319	2.87%	155,752	5,092	3.26%

Total interest-bearing liabilities	1,092,451	9,493	0.87%	1,126,979	13,104	1.16%

Noninterest checking	599,152			422,933
Other liabilities	17,487			22,807
Shareholders’ equity	231,510			213,790

Total liabilities and shareholders’ equity	$1,940,600			$1,786,509

Net interest income		$67,325			$59,494

Net interest margin (tax equivalent) (2)			4.01%			3.92%

______________________
(1)
Yields and amounts earned on loans include loan fees and discount/premium accretion of $4.3 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively. Yields and amounts earned on loans include interest income (discount accretion) on covered loans of $18.9 million and $14.3 million for the years ended December 31, 2012 and 2011, respectively. The average loan balance includes nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2012 vs. 2011
	Increase (Decrease) due to:		Net Increase (Decrease)

	Volume	Rate
Interest Income:
Interest on loans (2)	$4,091	$154	$4,245
Interest on securities	3,160	(3,066)	94
Interest on Federal funds sold and deposits with banks	(155)	36	(119)

Total interest income	7,096	(2,876)	4,220

Interest Expense:
Interest on deposits	(236)	(2,602)	(2,838)
Interest on borrowings	(171)	(46)	(217)
Interest on junior subordinated debentures	-	(556)	(556)

Total interest expense	(407)	(3,204)	(3,611)

Net interest income	$7,503	$328	$7,831

____________________
(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

The provision for loan losses was $1.5 million for the year ended December 31, 2012 compared with $5.3 million for the year ended December 31, 2011. The decrease in the provision for loan losses in 2012 compared to 2011 reflects a decline in the quantitative and qualitative loss factors used in estimating the allowance for loan losses. At December 31, 2012, the ratio of the allowance for loan losses to non-covered loans was 1.71 percent compared with 1.90 percent at December 31, 2011.

Noninterest income

Noninterest income was $11.3 million for 2012 compared with $44.6 million for 2011. The decrease reflects primarily the $36.9 million gain on acquisitions recorded in 2011.

Service charges on deposit accounts were $3.1 million for 2012, down 10 percent from $3.4 million for 2011. The decrease reflects a lower incidence of customers drawing checks against their deposit account when insufficient funds are on deposit.

In 2012, we sold $10.9 million of U.S. Small Business Administration, or SBA, loans and realized gains of $534,000. We did not have an SBA department in 2011.

At December 31, 2012, the Bank had a $240 million notional amount portfolio of one-year interest rate caps, up from $120 million at the end of 2011. At December 31, 2012, $220 million of these interest rate caps were forward-starting and not yet effective. The estimated fair value of the portfolio of interest rate caps were $76,000 at December 31, 2012 and $291,000 at December 31, 2011. We recognized a loss on non-hedged derivatives of $536,000 for 2012 and a loss of $84,000 for 2011.

Amortization of the FDIC shared-loss asset was $3.3 million for 2012 compared with accretion of $0.2 million for 2011. The increased amortization in 2012 was the result of lower estimated claims to be paid by the FDIC related to our shared-loss agreements.

For all of 2012 we sold $286.0 million of securities and net gains from the sales of these securities were $5.7 million. For all of 2011 we sold $39.0 million of securities and net gains from the sales of these securities were $1.0 million.

In 2012, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $0.7 million. In addition, we recognized an impairment loss of $39,000 on a $1.0 million community development-related equity investment. In 2011, we recognized other-than-temporary impairment losses on private-label collateralized mortgage obligations of $1.4 million. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be impairment losses in future periods.

In the 2011 fourth quarter, we completed the foreclosures on a $1.4 million office building and a $0.9 million multifamily property. We obtained current appraisals and determined the fair values of these properties were $0.4 million higher than the loan balances. Accordingly, we recognized a $0.4 million market gain on foreclosed assets in the 2011 fourth quarter. There was no such gain recognized in 2012.

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

Other income was $6.1 million for 2012, up from $3.6 million in 2011. The significant increase was due to twelve months of operations from the EPS division for 2012 compared with nine months for 2011.

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2012	2011
	(in thousands)
Service charges on deposit accounts	$3,108	$3,447
Earnings on cash surrender value of life insurance	427	438
Gain on loan sales and commissions	534	—
Loss on non-hedged derivatives	(536)	(84)
(Amortization)accretion of FDIC shared-loss asset	(3,269)	187
Net gain on sale of securities	5,672	1,022
Impairment loss on securities	(728)	(1,387)
Market gain on foreclosed assets	—	429
Gain on acquisitions	—	36,922
Other income	6,128	3,635

Total noninterest income	$11,336	$44,609

Noninterest expense

Our noninterest expense for 2012 was $61.7 million, up 6 percent from $58.5 million for 2011. The increase in noninterest expense reflects the $4.8 million pre-tax impairment charge related to the intangible assets of the EPS division, higher compensation and professional fee expenses partially offset by a net gain on and expense of foreclosed property for 2012 compared with a net loss and expense of foreclosed property for 2011. Salaries and benefits expense increased to $28.3 million in 2012 from $26.5 million in 2011 due to a full year of EPS division operations in 2012 compared with nine months for 2011. Professional expense increased to $7.8 million in 2012 from $5.6 million in 2011. The increase was due primarily to expense related to shareholder matters of $3.2 million in 2012. We recognized income of $0.4 million in 2012 on foreclosed property compared to a loss of $5.2 million in 2011. The loss in 2011 was mainly due to valuation allowances recorded on our two largest foreclosed properties.

The following table presents a summary of noninterest expense:

	For the years ended December 31,
	2012	2011
	(in thousands)
Salaries and employee benefits	$28,325	$26,510
Premises and equipment	6,393	6,298
Data processing	3,449	3,500
Legal, audit, and other professional services	7,812	5,570
Printing, stationary, and supplies	305	366
Telephone	856	800
Directors’ fees	619	460
Advertising and marketing	1,545	1,637
Postage	217	222
Insurance and regulatory assessments	2,213	2,199
(Gain)/loss on and expense of foreclosed property, net	(362)	5,178
Amortization and impairment of intangible assets	6,995	2,289
Other expenses	3,359	3,435

Total noninterest expense	$61,726	$58,464

Our efficiency ratio was 75 percent for both 2012 and 2011. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization and impairment of intangibles, loss on and expense of foreclosed property and integration/conversion expenses related to acquisitions, to the sum of net interest income and noninterest income, excluding gains or losses on security sales, other-than-temporary impairment losses and gain on acquisitions.

Income taxes

The income tax provision was $6.2 million for 2012 compared with $16.9 million for 2011. The effective tax rate was 39.9 percent for 2012 compared with 42.0 percent for 2011.

The combined federal and state statutory rate for 2012 and 2011 was 42.05 percent. The effective tax rates for 2012 and 2011 approximated the combined federal and state statutory tax rate because the additions to and exclusions from taxable income were not material.

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

_______________________
(1)
Yields and amounts earned on loans include loan fees and discount/premium accretion of $2.9 million and ($0.5) million for the years ended December 31, 2011 and 2010, respectively. Yields and amounts earned on loans include interest income (discount accretion) on covered loans of $14.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.The average loan balance includes nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans.

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

We allocate the change in our net interest income attributable to both balance and rate on a pro rata basis to the change in average balance and the change in average rate. The following table presents the changes in our interest income and interest expense:

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2011 vs. 2010
	Increase (Decrease) due to:		Net Increase (Decrease)

	Volume	Rate
Interest Income:
Interest on loans (2)	$7,665	$5,040	$12,705
Interest on securities	513	(124)	389
Interest on Federal funds sold and deposits with banks	200	(46)	154

Total interest income	8,378	4,870	13,248

Interest Expense:
Interest on deposits	1,913	(1,874)	39
Interest on borrowings	(186)	(1,009)	(1,195)
Interest on junior subordinated debentures	2	(396)	(394)

Total interest expense	1,729	(3,279)	(1,550)

Net interest income	$6,649	$8,149	$14,798

___________________
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

In 2011, we did not sell any loans. During 2010, we sold one loan for a gain of $8,000. We did not receive commissions on brokered commercial and multifamily mortgages in 2011 compared with $47,000 in 2010.

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

In the 2011 fourth quarter, we completed the foreclosures on a $1.4 million office building and a $0.9 million multifamily property. We obtained current appraisals and determined the fair values of these properties were $0.4 million higher than the loan balances. Accordingly, we recognized a $0.4 million market gain on foreclosed assets in the 2011 fourth quarter. In the 2010 second quarter we completed the foreclosure on a $21.0 million completed office construction project. This project consisted of 20 completed units ranging from approximately 1,650 square feet to 14,600 square feet in size. We obtained a current appraisal, evaluated the estimated retail sales prices as well as the estimated costs to sell and determined the fair value of this project to be $21.7 million. Accordingly, in the 2010 second quarter, we recognized a market value gain on foreclosed assets of $0.7 million.

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

The following table presents a summary of noninterest income:

	For the years ended December 31,
	2011	2010
	(in thousands)
Service charges on deposit accounts	$3,447	$3,225
Earnings on cash surrender value of life insurance	438	441
Gain on loan sales and commissions	—	55
Loss on non-hedged derivatives	(84)	—
Accretion of FDIC shared-loss asset	187	—
Net gain on sale of securities	1,022	2,014
Impairment losses on securities	(1,387)	(749)
Market gain on foreclosed assets	429	691
Gain on acquisition	36,922	2,312
Other income	3,635	807

Total noninterest income	$44,609	$8,796

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

We manage credit risk through Board approved policies and procedures. At least annually, the Board reviews and approves these policies. Lending policies provide us with a framework for consistent loan underwriting and a basis for sound credit decisions. Lending policies specify, among other things, the parameters for the type or purpose of the loan, the required debt service coverage and the required collateral requirements. Credit limits are also established. Management’s Loan Committee meets regularly to approve certain loans, monitor delinquencies and reports quarterly to the Directors’ Credit Review Committee on compliance with policies. The Directors’ Audit Committee also engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Non-covered Loans

Non-covered loans increased 13 percent to $1.1 billion at December 31, 2012 from $936.1 million at December 31, 2011. Commercial mortgages increased 14 percent or $54.3 million in 2012 while commercial loans and lines declined 7 percent or $12.1 million for the same period. Multifamily mortgages increased 16 percent, with $18.5 million of the increase from originations and $44.8 million from purchases, partially offset by $33.4 million in reductions from pay-downs and pay-offs. In addition, we purchased $81.3 million of conforming and non-conforming residential mortgages secured by properties generally within our seven-county market area.

The following table presents our portfolio of non-covered loans:

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Commercial mortgage	$447,689	$393,376	$399,634	$381,334	$302,016
Commercial loans and lines of credit	168,325	180,421	213,576	235,849	228,958
Multifamily mortgage	217,158	187,333	135,639	138,548	51,607
Home mortgage	149,954	106,350	108,076	51,036	45,202
Construction and land development	36,772	35,082	55,260	86,609	133,054
Home equity loans and lines of credit	36,709	28,645	29,828	40,122	22,568
Installment & credit card	4,586	4,896	5,724	5,748	5,016

Total non-covered loans	1,061,193	936,103	947,737	939,246	788,421
Allowance for loan losses	(18,172)	(17,747)	(17,033)	(16,505)	(8,048)

Non-covered loans, net	$1,043,021	$918,356	$930,704	$922,741	$780,373

Loans held-for-sale	$—	$—	$—	$—	$31,401

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

Commercial mortgage loans, the largest segment of our portfolio, were 42 percent of non-covered loans at December 31, 2012, and 2011. We had approximately 435 commercial mortgage loans with an average balance of $1,028,000. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have been industrial, office, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.
Non-covered commercial mortgage loans by county	At December 31, 2012	At December 31, 2011
	(in thousands)
Southern California
Los Angeles	$204,256	$182,282
Orange	32,291	27,151
Ventura	117,785	122,921
Riverside	35,398	22,041
San Bernardino	13,977	15,538
San Diego	15,696	14,170
Santa Barbara	7,613	225

Total Southern California	427,016	384,328

Northern California
Alameda	339	343
Alpine	—	569
Contra Costa	329	354
Fresno	2,364	2,404
Imperial	317	335
Kern	133	672
Madera	505	521
Placer	591	603
Sacramento	314	333
San Luis Obispo	15,244	—
San Mateo	—	2,363
Solano	257	265
Tulare	280	286

Total Northern California	20,673	9,048

Total non-covered commercial mortgage loans	$447,689	$393,376

The following table shows the distribution of our non-covered commercial mortgage loans by property type at December 31, 2012 and 2011.

Non-covered commercial mortgage loans by property type	At December 31, 2012	At December 31, 2011
	(in thousands)
Industrial/warehouse	$106,288	$113,480
Office	97,316	87,136
Retail	85,862	64,646
Mixed use	29,468	12,343
Medical	23,543	14,043
Hotel	18,167	23,746
Self-storage	14,814	19,752
Restaurant	11,448	7,771
Assisted living	6,967	5,649
All other	53,816	44,810

Total non-covered commercial mortgage loans	$447,689	$393,376

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year

(in thousands)
	Year of maturity
Origination Year	2013	2014	2015	2016	2017 and Thereafter	Total

2008 and earlier	$8,564	$28,589	$3,997	$6,171	$165,054	$212,375

2009	961	1,637	42	—	26,245	28,885

2010	32	—	2,785	—	24,696	27,513

2011	52	—	—	—	48,197	48,249

2012	4,914	515	—	—	125,238	130,667

Total	$14,523	$30,741	$6,824	$6,171	$389,430	$447,689

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt-service-coverage ratio of 1.25. The weighted average loan-to-value ratio of our non-covered commercial mortgage portfolio was 59.1 percent and the weighted average debt-service-coverage ratio was 1.85 at December 31, 2012. At December 31, 2011, the weighted-average loan-to-value ratio was 58.6 percent and debt-service-coverage ratio was 1.70 for our non-covered commercial mortgage loan portfolio. We focus on cash flow; consequently, regardless of the collateral value, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential affect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

At December 31, 2012, commercial loans were 16 percent of non-covered loans, down from 19 percent at December 31, 2011. We had approximately 833 commercial loans with an average balance of $201,000. Unused commitments on commercial loans were $127.6 million at December 31, 2012 compared with $110.9 million at December 31, 2011. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the U.S. Small Business Administration, or SBA, or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, information, manufacturing and trade comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At December 31, 2012, five loans under these facilities had outstanding balances of $14.6 million. These loans consist of motion picture and video production loan participations. Below is a table of our non-covered loans by business sector.

Non-covered commercial loans by industry/sector	At December 31, 2012	At December 31, 2011
	(in thousands)
Real estate	$54,164	$47,439
Services	40,428	47,219
Information	27,509	30,040
Trade	17,641	22,988
Manufacturing	15,365	16,196
Healthcare	11,066	14,712
Transportation and warehouse	2,152	1,827

Total non-covered commercial loans	$168,325	$180,421

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

Non-covered construction and land development loans were 3 percent of non-covered loans at December 31, 2012 down from 4 percent at December 31, 2011. At December 31, 2012, we had 93 projects with an average commitment of $1,052,000. Construction loans represent single-family, multi-family and commercial building projects. At December 31, 2012, 26 percent of these loans or $9.5 million represent single-family residential construction projects and 47 percent, or $17.3 million were commercial projects. The remaining 27 percent or $10.0 million were land development projects. Construction loans are typically short term, with maturities ranging from 12 to 18 months. The maximum loan-to-value is 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our non-covered construction and land portfolio was 68.8 percent at December 31, 2012 and 69.9 percent at December 31, 2011. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economic trends for evidence of deterioration in real estate values. Below is a table of our non-covered construction and land loans by county.

	At December 31, 2012		At December 31, 2011
Non-covered construction/land loans by county	Commitment	Outstanding	Commitment	Outstanding
	(in thousands)
Los Angeles	$25,363	$14,692	$29,369	$11,603
Orange	1,215	1,068	5,857	2,909
Ventura	22,407	17,888	20,473	15,608
Riverside	2,545	1,732	3,772	3,726
San Luis Obispo	22,184	149	—	—
Santa Barbara	1,872	1,243	1,239	1,236

Total non-covered construction	$75,586	$36,772	$60,710	$35,082

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

Multifamily residential mortgage loans were 20 percent of non-covered loans at both December 31, 2012 and December 31, 2011. We had approximately 198 multifamily loans with an average balance of $1,086,000. Apartments mostly located in our seven-county market area serve as collateral for our multifamily loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value ratio was 61.7 percent and the weighted average debt-service-coverage ratio was 1.48 for our non-covered multifamily portfolio at December 31, 2012. A year ago, the weighted average loan-to-value ratio was 60.3 percent and the weighted average debt-service-coverage ratio was 1.44 percent. Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multi-family mortgage loans by county	At December 31, 2012	At December 31, 2011
	(in thousands)
Southern California
Los Angeles	$122,292	$107,580
Orange	5,472	15,638
Ventura	11,757	6,942
Riverside	1,368	496
San Bernardino	6,242	3,989
San Diego	18,976	20,965
Santa Barbara	4,095	1,853

Total	170,202	157,463

Northern California
Alameda	2,837	7,247
Calaveras	1,330	1,337
Contra Costa	602	613
Fresno	233	239
Kern	2,444	2,538
Merced	638	650
Monterey	368	373
Mono	219	224
Napa	14,925	—
San Francisco	5,664	4,228
San Mateo	1,369	—
Santa Clara	15,996	12,085
Santa Cruz	331	336

Total	46,956	29,870

Total non-covered multifamily mortgage loans	$217,158	$187,333

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year

(in thousands)
	Year of maturity
Origination Year	2013	2014	2015	2016	2017 and Thereafter	Total

2008 and earlier	$1,080	$948	$—	$—	$46,228	$48,256

2009	—	203	—	—	32,220	32,423

2010	—	—	—	—	8,086	8,086

2011	—	—	—	—	63,742	63,742

2012	964	—	—	—	63,687	64,651

Total	$2,044	$1,151	$—	$—	$213,963	$217,158

The table below illustrates the distribution of our non-covered loan portfolio by loan size at December 31, 2012. We distribute all non-covered loans by loan balance outstanding except construction and land loans, which we distribute by loan commitment. At year-end 2012, 37 percent of our loans were less than $1 million; 82 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	December 31, 2012
	Less than $500,000	$500,000 to $999,999	$1,000,000 to $2,999,999	$3,000,000 to $4,999,999	$5,000,000 to $9,999,999	$10,000,000 to $12,600,000
Commercial mortgage	10%	15%	37%	17%	16%	5%
Commercial loans and lines of credit	29%	15%	34%	9%	13%	0%
Construction and land development	3%	10%	24%	13%	50%	0%
Multifamily mortgage	9%	23%	44%	5%	14%	5%
Home mortgage	40%	31%	18%	2%	9%	0%
Home equity loans and lines of credit	34%	12%	18%	9%	27%	0%
Installment & credit card	84%	16%	0%	0%	0%	0%

Weighted average totals	18%	19%	34%	11%	15%	3%
Number	2,334	294	231	33	24	3

The following table presents the scheduled maturities of fixed and variable rate loans for our non-covered and covered loan portfolios.

	December 31, 2012
	One year or less	After one year to five years	After five years	Total
	(in thousands)
Fixed rate loans
Commercial mortgage	$7,166	$39,188	$137,545	$183,899
Commercial loans and lines	12,881	30,002	17,837	60,720
Multifamily mortgage	1,793	3,800	44,303	49,896
Home mortgage	3,374	13,412	134,461	151,247
Construction and land	5,208	4,496	12,850	22,554
Home equity loans	1,115	4,865	1,478	7,458
Installment & credit card	333	1,072	709	2,114

Total fixed rate loan maturities	31,870	96,835	349,183	477,888

Variable rate loans
Commercial mortgage	9,367	11,460	271,414	292,241
Commercial loans and lines	58,303	37,775	20,302	116,380
Multifamily mortgage	964	274	175,722	176,960
Home mortgage	11	1,139	27,453	28,603
Construction and land	27,249	1,383	2,488	31,120
Home equity loans	4,074	21,879	9,978	35,931
Installment & credit card	407	770	527	1,704

Total adjustable rate loan maturities	100,375	74,680	507,884	682,939

Total maturities	$132,245	$171,515	$857,067	$1,160,827

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

Our year-end 2012 evaluation of the adequacy of the allowance for loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, nonaccrual loans and loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we revised downward in the first two quarters of 2012 and then upwards in the final quarter of 2012 our estimated loss factors for our qualitative considerations. We revised upward in the first quarter of 2012 and then downward in the final three quarters of 2012 our estimated loss factors for our quantitative considerations. Our reasons are as follows.

We considered the trend in the level of our loan credit quality indicators, delinquencies, nonaccrual loans and loan charge-offs. Non-covered loans rated Special mention, Substandard, Doubtful or Loss increased to $99.7 million at December 31, 2012 from $68.6 million at December 31, 2011. Total non-covered past due loans and nonaccrual loans increased to $25.7 million at December 31, 2012 from $17.3 million at December 31, 2011. Non-covered foreclosed property decreased to $14.9 million at December 31, 2012 from $20.3 million at December 31, 2011. Net non-covered loan charge-offs decreased to $1.1 million, or 0.11% of average non-covered loans for the year ended December 31, 2012 compared with $4.6 million, or 0.51% of average non-covered loans for the year ended December 31, 2011.

We considered the marketing time and sales prices for our completed construction loan portfolio. Our non-covered construction and land loan portfolio was 3 percent of non-covered loans at December 31, 2012 compared with 4 percent at December 31, 2011. The continued disruption in the residential and commercial mortgage loan markets and the continued downward pressure on real estate values may adversely affect these loans.

Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process.

As a result, the allowance for loan losses increased to $18.2 million at December 31, 2012 from $17.7 million at December 31, 2011. The provision for loan losses was $1.5 million for the year ended December 31, 2012, compared with $5.3 million for the year ended December 31, 2011. The ratio of the allowance for loan losses to non-covered loans was 1.71 percent at December 31, 2012 compared with 1.90 percent at December 31, 2011.

We believe that our allowance for loan losses was adequate at December 31, 2012 and 2011. The determination of the allowance for loan losses, however, is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in the future.

The following table presents activity in the allowance for loan losses.

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Beginning balance	$17,747	$17,033	$16,505	$8,048	$7,828
Provision for loan losses	1,500	5,346	8,337	16,646	1,150
Loans charged-off	(1,485)	(5,177)	(8,535)	(8,580)	(1,075)
Recoveries on loans charged-off	410	545	726	391	145

Ending balance	$18,172	$17,747	$17,033	$16,505	$8,048

Allowance to non-covered loans	1.71%	1.90%	1.80%	1.76%	1.02%
Net loans charged-off to average non-covered loans	0.11%	0.51%	0.85%	0.89%	0.12%

The following table presents the net loan charge-offs by non-covered loan type for the periods indicated.

	Twelve months ended December 31,
(in thousands)	2012	2011	2010
Construction	$—	$176	$382
Home mortgage	330	475	447
Commercial loans & lines	392	3,480	5,256
Commercial mortgage	184	366	1,680
Home equity	—	39	—
Consumer	169	96	44

Total	$1,075	$4,632	$7,809

The following table presents the allocation of the allowance for loan losses to each loan category and the percentage relationship of loans in each category to total non-covered loans:

	For the years ended December 31,
	2012		2011		2010		2009		2008
	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total Non-covered Loans
	(in thousands)
Commercial mortgage	$5,749	42%	$6,091	42%	$6,134	42%	$4,850	41%	$2,504	38%
Multifamily mortgage	2,851	21%	2,886	20%	2,273	14%	3,277	15%	421	7%
Commercial loans	6,388	16%	6,221	19%	4,934	23%	4,796	25%	2,463	29%
Construction loans	498	3%	814	4%	1,698	6%	2,460	9%	2,069	17%
Home equity loans	412	3%	390	3%	416	3%	453	4%	186	3%
Home mortgage	2,223	14%	1,274	11%	1,496	11%	605	5%	362	6%
Installment and credit card	51	1%	71	1%	82	1%	64	1%	43	—%

Total	$18,172	100%	$17,747	100%	$17,033	100%	$16,505	100%	$8,048	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

We had forty-one non-covered restructured loans for $14.0 million at December 31, 2012; of these, twenty-two restructured loans for $7.8 million were current at December 31, 2012, two restructured loans for $0.9 million were included in the accruing loans past due 30 to 89 days category shown below and seventeen restructured loans for $5.3 million were included in the nonaccrual loan category shown below. We had sixteen non-covered restructured loans for $4.4 million at December 31, 2011; of these, six restructured loans for $0.9 million were current at December 31, 2011, one restructured loan for $0.7 million was included in the accruing loans past due 30 to 89 days category shown below and nine restructured loans for $2.8 million were included in the nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans.

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Accruing non-covered loans past due 30 to 89 days	$11,062	$3,449	$11,630	$14,592	$2,644
Accruing non-covered loans past due 90 days or more	$—	$—	$—	$200	$429
Nonaccrual loans	$14,610	$13,860	$18,241	$39,958	$8,475
Ratios:
Accruing loans past due 90 days or more to average non-covered loans	—	—	—	0.02%	0.05%
Non-covered nonaccrual loans to non-covered loans	1.38%	1.48%	1.92%	4.25%	1.07%
Interest foregone on non-covered nonaccrual loans	$719	$841	$2,066	$2,134	$543

Accruing non-covered loans past due 30 to 89 days increased to $11.1 million at December 31, 2012 from $3.4 million at December 31, 2011. The increase is primarily from one $6.3 million home mortgage that became delinquent in December 2012. This category of non-covered loans historically has had the most fluctuation from period to period.

Our largest non-covered nonaccrual loan was a revolving credit facility to purchase and develop a film library with a balance of $5.8 million at December 31, 2012. This amount is after charge-off of $3.4 million. The charge-off represented the estimated excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at December 31, 2012 a specific loss allowance of $2.6 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.1 million commercial business loan to a commercial contractor. The borrower filed for Chapter 11 bankruptcy; however, this loan was performing in accordance with modified loan terms at December 31, 2012. We estimated a specific loss allowance of $539,000 for this loan at December 31, 2012.

All other non-covered nonaccrual loans were individually under $1 million at December 31, 2012.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Twelve months ended December 31,
	2012		2011
	# of Loans	$ Amount	# of Loans	$ Amount
	(dollars in thousands)
Beginning balance	29	$13,860	28	$18,241
New loans added	19	7,282	37	8,385
Loans transferred to foreclosed property	—	—	(5)	(3,103)
Loans returned to accrual status	(7)	(1,953)	(12)	(2,955)
Payoffs on existing loans	(3)	(372)	(9)	(2,144)
Partial charge-offs on existing loans	—	(51)	—	(221)
Charge-offs on existing loans	(5)	(822)	(10)	(3,234)
Payments on existing loans	—	(3,334)	—	(1,109)

Ending balance	33	$14,610	29	$13,860

Non-covered foreclosed property at December 31, 2012 consists of a $11.1 million completed office complex project consisting of 13 buildings in Ventura County and a $2.8 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder consists of one multifamily property and one single-family residence. At December 31, 2011, the completed office complex project had 16 buildings and a carrying amount of $14.0 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	7	$20,349	8	$26,011
New properties added	—	—	4	3,356
Valuation allowances	—	(1,732)	—	(5,784)
Partial sale proceeds received	—	(1,383)	—	—
Sales of properties	(3)	(2,339)	(5)	(3,234)

Ending balance	4	$14,895	7	$20,349

The allowance for losses on undisbursed commitments was $86,000 at December 31, 2012 and $101,000 at December 31, 2011. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. We determine loan impairment through periodic evaluation on an individual loan basis. The average investment in impaired loans was $19.5 million for the year ended December 31, 2012 and $17.6 million for the year ended December 31, 2011. Impaired loans were $23.0 million at December 31, 2012 and $13.9 million at December 31, 2011. Allowances for losses for individually impaired loans are based on either the estimated collateral value less estimated selling costs (if the loan is a collateral-dependent loan), or the present value of expected future cash flows discounted at the loan’s effective interest rate. Of the $23.0 million of impaired loans at December 31, 2012, $18.5 million had specific allowances of $5.0 million. Of the $13.9 million of impaired loans at December 31, 2011, $11.1 million had specific allowances of $3.1 million.

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

The covered loan portfolio decreased to $102.4 million at December 31, 2012 from $135.4 million at December 31, 2011 because of pay-downs, pay-offs and transfers to foreclosed property. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At December 31, 2012	At December 31, 2011
Home mortgage	$29,896	$36,736
Commercial mortgage	28,079	37,804
Construction and land loans	19,699	22,875
Multifamily	9,699	15,944
Commercial loans and lines of credit	8,167	11,206
Home equity loans and lines of credit	6,891	10,841
Installment and credit card	—	6

Total covered loans	$102,431	$135,412

The FDIC shared-loss asset was $45.3 million at December 31, 2012 and $68.1 million at December 31, 2011. The decrease was due primarily to cash reimbursements from the FDIC in conjunction with the WCB and SLTB shared-loss agreements.

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

The ultimate collectability of the FDIC shared-loss asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the twelve months ended December 31, 2012.

	Twelve months ended December 31, 2012
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	520	1,299	1,819
Cash payments received from FDIC	(3,926)	(17,362)	(21,288)
Net amortization	(287)	(2,982)	(3,269)

Balance, end of period	$5,466	$39,879	$45,345

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $3.9 million and $3.8 million at December 31, 2012 and December 31, 2011, respectively.

Covered foreclosed property

Covered foreclosed property at December 31, 2012 was $3.9 million and $14.6 million at December 31, 2011. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Twelve months ended December 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	49	$14,616	2	$977
New properties acquired	—	—	22	11,052
New properties added	13	6,721	57	22,587
Valuation allowances	—	—	—	(455)
Partial sales proceeds received	—	(50)	—	—
Sales of properties	(52)	(17,387)	(32)	(19,545)
Ending balance	10	$3,900	49	$14,616

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

We enjoy a large base of core deposits (representing checking, savings and small balance non-brokered certificates of deposit). At December 31, 2012, core deposits were $1.2 billion, up from $1.1 billion at the 2011 year-end. Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, prepaid debit cards, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Effective December 31, 2012, we reclassified noninterest bearing checking deposits representing our prepaid debit cards as non-core or brokered deposits. Total alternative funds used at December 31, 2012 decreased to $406.1 million from $442.0 million at December 31, 2011.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at December 31, 2012 and 2011. We also have a $15.4 million secured borrowing facility with the Federal Reserve Bank of San Francisco, which had no balance outstanding at December 31, 2012 and 2011. In addition, we had approximately $409.5 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at December 31, 2012.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue equity and debt instruments. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and dividends on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by California state banks. A California state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At January 1, 2013, there were $43.9 million of dividends available for payment under the method described. During the years ended December 31, 2012 and 2011, we received no dividends from the Bank. The Company had $1.1 million in cash on deposit with the Bank at December 31, 2012.

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

At December 31, 2012, we had non-interest earning cash balances at the Reserve Bank of $39.3 million compared with $34.2 million at December 31, 2011. Interest-bearing deposits with the Reserve Bank and other financial institutions increased to $120.9 million at December 31, 2012 from $21.2 million at December 31, 2011. The $99.7 million increase reflects the decrease in securities. We believe that these sources of liquidity will be sufficient for the Company to meet its liquidity needs over the next twelve months. A number of factors may affect funds generated from these liquidity sources. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the factors that can negatively affect the amount of funds we could receive.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.4 million during the twelve months ended December 31, 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including $7.0 million of amortization and impairment of intangible assets.

Net cash of $83.0 million used in investing activities consisted principally of $99.8 million of cash used to fund net loan originations, $415.4 million of purchases of securities available-for-sale and a $99.6 million increase in interest bearing deposits at other banks, partially offset by $487.9 million of proceeds from securities available-for-sale and $23.8 million of proceeds from the sale of foreclosed properties.

Net cash of $70.4 million provided by financing activities primarily consisted of an $82.6 million increase in net deposits partially offset by a $10.7 million decrease in borrowings.

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

	At December 31, 2012
	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Maturity distribution
U.S. Treasury notes/bills	$8,009	$—	$—	$—	$8,009
U.S. government agency notes	—	32,570	—	—	32,570
U.S. government agency mortgage-backed securities	—	125,514	30,263	10,356	166,133
U.S. government agency collateralized mortgage obligations	6,281	108,334	48,017	—	162,632
Municipal securities	—	—	3,524	4,363	7,887
Other domestic debt securities	—	—	—	4,367	4,367

Total	$14,290	$266,418	$81,804	$19,086	$381,598

	At December 31, 2012
	One year or les	After one year to five years	After five years to ten years	Over ten years	Total
	(in thousands)
Weighted average yield
U.S. Treasury notes/bills	0.16%	—	—	—	0.16%
U.S. government agency notes	—	0.60%	—	—	0.60%
U.S. government agency mortgage-backed securities	—	1.34%	1.82%	2.12%	1.48%
U.S. government agency collateralized mortgage obligations	0.99%	1.65%	1.88%	—	1.69%
Municipal securities	—	—	1.61%	2.25%	1.97%
Other domestic debt securities	—	—	—	1.24%	1.24%

Total	0.52%	1.38%	1.84%	1.95%	1.47%

Securities, at amortized cost, decreased by $74.6 million, or 16 percent, from $456.2 million at December 31, 2011 to $381.6 million at December 31, 2012 primarily to provide liquidity to fund loan growth.

Net unrealized holding losses were $0.6 million at December 31, 2012 and $2.5 million at December 31, 2011. As a percentage of securities, at amortized cost, net unrealized holding losses were 0.15 percent and 0.55 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

We determined that, as of December 31, 2012, our U.S. Treasury notes and bills, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was from movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.4 million and an unrealized loss of $1.6 million at December 31, 2012. The gross unrealized loss reflects the extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. Since 2009, this security had credit rating agency ratings of less than investment grade; however, in the 2012 third quarter, the security’s rating increased to investment grade. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2012. Seventeen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2012. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

At December 31, 2012, we no longer owned any private-label CMOs. For the year ended December 31, 2012, we recognized other-than-temporary impairment charges of $689,000 on these securities. For the year ended December 31, 2011, we recognized other-than-temporary impairment charges of $1.4 million on our private-label CMOs. We also have a $1.0 million community development-related equity investment for which we recognized a $39,000 impairment in 2012 and a $41,000 impairment in 2010.

Deposits

The following tables present the balance of each deposit category at the periods indicated:

	At December 31, 2012	At December 31, 2011	At December 31, 2010
	Balance	Balance	Balance
Core deposits
Non-interest bearing checking	$546,638	$433,053	$331,648
Interest checking	124,765	107,077	88,638
Savings and money market accounts	478,052	486,000	388,289
Retail time deposits less than $100,000	59,311	74,861	84,133

Total core deposits	1,208,766	1,100,991	892,708

Noncore deposits
Prepaid debit cards	89,817	49,103	—
Retail time deposits of $100,000 or more	157,767	169,523	144,974
Wholesale time deposits	1,482	5,652	18,606
State of California time deposits	50,000	100,000	100,000
Total noncore deposits	299,066	324,278	263,580

Total core and noncore deposits	$1,507,832	$1,425,269	$1,156,288

Large balance time deposits (that is, balances of $100,000 or more) were $209.2 million at December 31, 2012. Large balance time deposits were $275.2 million at December 31, 2011. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $63.2 billion of investments of which approximately $4.3 billion represented time deposits placed at various financial institutions. At December 31, 2012 and 2011, State of California time deposits placed with us, with original maturities of three to six months, were $50.0 million and $100.0 million. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives. Brokered time deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At December 31, 2012 and 2011, we had no brokered time deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $1.5 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at December 31, 2012. We had $5.7 million of these reciprocal deposits at the end of 2011.

Effective December 31, 2012, we reclassified our noninterest bearing checking deposits representing prepaid debit cardholder deposit balances as brokered or noncore deposits. At December 31, 2012, prepaid debit card deposits were $89.8 million, up from $49.1 million for the 2011 year-end.

The following table presents the maturity of large balance certificates of deposits for the periods indicated:

	For the Years Ending December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands)
Three months or less	$80,544	38%	$132,043	48%	$131,710	50%
Over three months through six months	22,358	11%	26,871	10%	23,815	9%
Over six months through one year	24,595	12%	41,644	15%	44,002	17%
Over one year	81,752	39%	74,617	27%	63,890	24%

Total	$209,249	100%	$275,175	100%	$263,417	100%

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At December 31, 2012, we had $107.1 million of borrowings outstanding, of which $30.0 million was comprised of securities sold under agreements to repurchase and $77.1 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average interest rate
	(in thousands)
Amount outstanding at end of period	$77,054	2.49%	$87,719	3.01%
Maximum amount outstanding at any month-end during the period	$102,700	2.76%	$138,750	2.69%
Average amount outstanding during the period	$93,082	2.60%	$98,290	2.66%

The following table presents the maturities of FHLB advances at December 31, 2012.

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Term advances	$7,054	2013	2.93%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	22,500	2017	2.20%

	$77,054

The following table presents the maturities of securities sold under agreements to repurchase at December 31, 2012.

Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
$20,000	February 2013	3.60%
10,000	December 2014	3.72%
$30,000

Junior Subordinated Debentures

At December 31, 2012, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time. The securities had a fixed annual rate of 6.80 percent until March 15, 2012, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60 percent per annum.  At December 31, 2012, the rate was 1.91 percent. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55 percent per annum. At December 31, 2012, the rate was 1.86 percent. The weighted average interest rate paid on the debentures for 2012 was 2.93 percent and 2011 was 5.00 percent. Our interest payments for 2012 were $0.7 million and for 2011 were $1.3 million.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock, which such holders have agreed to do prior to the consummation of the PacWest Merger. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of December 31, 2012, we reserved 344,565 of common shares for the conversion of the preferred stock series A.

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

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter. The dividend rate for the quarter ended December 31, 2012, was 5 percent. On February 27, 2013, First California notified the Treasury that, subject to receipt of requisite regulatory approvals, First California intends to redeem all of its outstanding shares of Series C preferred stock simultaneously with the consummation of First California’s pending merger with PacWest.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012
Total capital	$209,164	18.19%	$91,971	≥ 8.00%
(to risk weighted assets)
Tier I capital	$194,746	16.94%	$45,986	≥ 4.00%
(to risk weighted assets)
Tier I capital	$194,746	10.20%	$76,396	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$194,694	17.32%	$89,924	≥ 8.00%
(to risk weighted assets)
Tier I capital	$180,597	16.07%	$44,962	≥ 4.00%
(to risk weighted assets)
Tier I capital	$180,597	10.33%	$69,906	≥ 4.00%
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank exceeded the minimum ratios to be “well-capitalized” under the prompt corrective action provisions. There are no conditions or events since December 31, 2012 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012
Total capital	$208,901	18.16%	$92,025	≥ 8.00%	$115,031	≥ 10.00%
(to risk weighted assets)
Tier I capital	$194,474	16.91%	$46,013	≥ 4.00%	$68,019	≥ 6.00%
(to risk weighted assets)
Tier I capital	$194,474	10.18%	$76,409	≥ 4.00%	$95,512	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
(to risk weighted assets)
Tier I capital	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
(to risk weighted assets)
Tier I capital	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%
(to average assets)

We recognize that a strong capital position is vital to growth, continued profitability, and depositor and investor confidence. Our policy is to maintain sufficient capital at not less than the well-capitalized thresholds established by banking regulators.

Commitments, contingent liabilities, contractual obligations and off-balance sheet arrangements

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $161.4 million at December 31, 2012 compared with $159.5 million at December 31, 2011. Commercial and stand-by letters of credit were $1.7 million and $1.5 million at December 31, 2012 and December 31, 2011, respectively. The known contractual obligations of the Company at December 31, 2012 are as follows:

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(in thousands)
FHLB term advances	$7,054	$47,500	$22,500	$—	$77,054
Securities sold under agreements to repurchase	20,000	10,000	—	—	30,000
Salary continuation benefits	—	—	—	938	938
Junior subordinated debentures	—	—	—	26,805	26,805
Operating lease obligations	2,763	3,596	2,659	2,843	11,861

Total	$29,817	$61,096	$25,159	$30,586	$146,658

Merchant card processing----Merchant card processing guarantees represent the Bank’s indirect obligations in connection with the processing of credit and debit card transactions on behalf of merchants. The EPS division provides transaction processing services to various merchants through an independent third party vendor (“ISO”) with respect to credit and debit cards and has potential liability for card transaction processing services. The nature of the liability arises as a result of a billing dispute (“chargeback”) between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the ISO is unable to collect this amount from the merchant, the ISO bears the loss for the amount of the chargeback refund paid to the cardholder. If the ISO and merchant are insolvent or incapable of paying the chargeback, the Bank bears the risk and responsibility to pay the chargeback.

 Our risk of loss is mitigated as the cash flows between the Bank and the merchant are settled on a net basis with the networks (Visa, MasterCard and Discover) directly through the Bank, and the Bank has the right to offset any payments with cash flows otherwise due to the merchant. Additionally, the Bank retains cash reserve accounts on balance to offset risk for merchants and the ISO. To further mitigate this risk the Bank may delay settlement. The Bank may require at any time an increase to reserve account balances. The Bank also maintains an insurance policy of $10.0 million for losses due to fraud.

The Bank’s maximum potential contingent liability related to merchant card processing services is estimated to be the total volume of card transactions that meet the requirements to be valid chargeback transactions at any given time. However, the Bank believes that the maximum exposure is not representative of the actual potential loss exposure based on the Bank’s historical experience. The Bank assesses the probability and amount of its contingent liability related to merchant card processing based on the financial strength of the ISO, the extent and nature of unresolved charge-backs and its historical loss experience. For the years ended December 31, 2012 and 2011, the Bank incurred no losses related to merchant card processing activities.

Prepaid card services---Prepaid card services guarantees represent the Bank’s indirect obligations in connection with the processing of prepaid card transactions on cards issued by the Bank.  The EPS division provides card issuing and sponsorship services through various third party service providers (“Program Managers”), who are considered third-party affiliates of the Bank, with respect to various prepaid card programs and has potential liability for prepaid card processing services. The nature of the liability arises from possible non-compliance with legal and regulatory requirements related to the prepaid card programs. The prepaid card programs are subject to federal, state and local laws and regulations including anti-money laundering laws, escheatment laws, privacy and safeguard laws, banking regulations and consumer protection laws. These laws are continuously evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to particular practices of the Bank and its Program Managers is at times unclear. Any failure to comply with applicable law, either by us or our Program Managers could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines, restitution to customers and other penalties.

If the Bank is subject to monetary losses, such as parment of restitution to prepaid card customers related to prepaid card services, the contracts between the Bank and the Program Managers require the Program Managers to provide indemnification to the Bank. If a Program Manager is required to pay restitution to its customers, based on the financial strength of the Program Manager or other factors, the Bank may potentially be liable for the payment of the restitution because we are the issuing bank of the cards.

The Bank assesses the probability and amount of its contingent liability related to prepaid card services based on the financial strength of the Program Managers, the extent and nature of known violations of laws and regulations and historical trends in loss experience. The Company requires the Program Managers to maintain a specific cash reserve accounts on deposit the Company to mitigate risk. The Bank may require at any time an increase to reserve account balances. The Bank also maintains an insurance policy of $10.0 million for losses due to fraud. For the years ended December 31, 2012 and 2011, the Bank incurred no losses related to prepaid card services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance for loan and lease losses, or ALLL, methodology, all of which are administered by the Bank’s Credit Administration division. Additionally, the Director’s Credit Review Committee provides board oversight over the Company’s ALLL process and reviews and approves the ALLL methodology. Also, the Director’s Audit Committee engages a third party to perform a credit review of the loan portfolio to ensure compliance with policies and assist in the evaluation of the credit risk inherent in the loan portfolio.

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee, or ALCO. The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors’ Balance Sheet Management Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policies on an annual basis.

We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation and (ii) economic value of equity modeling. The results of these analyses are reviewed by ALCO and the Balance Sheet Management Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income or economic value of equity outside of our pre-established internal limits, we may adjust our asset and liability size or mix in our effort to bring our interest rate risk exposure within our established limits.

Net interest income simulation

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.92% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.94% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 3.62% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years
-100 bps	-0.92%	-2.52%	-4.19%
+100 bps	1.94%	2.83%	4.81%
+200 bps	3.62%	5.48%	12.26%
+400 bps	3.77%	14.77%	30.85%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2012. At December 31, 2012, approximately 42 percent of our loans had a fixed rate of interest and approximately 58 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 26 percent use an interest rate that floats with a specified index rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 14 percent of our variable interest rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified interest rate. Finally, approximately 60 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 86 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 22 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 72 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

Economic value of equity modeling

              Another interest rate sensitivity measure we utilize is the quantification of market value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides us a longer-term view of interest rate risk, capturing all future expected cash flows. We measure financial assets and liabilities with option characteristics based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain and include various assumptions regarding expected cash flows and discount rates.

              The table below illustrates the effects of various instantaneous market interest rate changes on the economic value of financial assets and liabilities as compared to the corresponding carrying values on our balance sheet.

	2012		2011
	Decrease in		Decrease in
	Estimated Economic	Percentage	Estimated Economic	Percentage
(dollars in thousands)	Value of Equity	Change	Value of Equity	Change

Up 200 basis points	$(7,540)	-3.8%	$(20,202)	-9.9%
Up 100 basis points	$(396)	-0.2%	$(5,302)	-2.6%
Down 100 basis points	$(23,271)	-11.7%	$(13,572)	-6.6%

              The lower percentage change in the economic value of equity from 2011 to 2012 in a hypothetical rising interest rate environment reflects the increase in the Company's non-maturity deposits and the impact of forward-starting interest rate caps.

Report of Independent Registered Public Accounting Firm

(c) Report of Independent Registered Public Accounting Firm:

To the Board of Directors and Shareholders
First California Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First California Financial Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First California Financial Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles. Also in our opinion, First California Financial Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP
Portland, Oregon
March 18, 2013

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Cash and due from banks	$46,024	$40,202
Interest bearing deposits with other banks	120,850	21,230
Securities available-for-sale, at fair value	381,041	453,735
Non-covered loans, net	1,043,021	918,356
Covered loans	102,431	135,412
Premises and equipment, net	18,087	18,480
Goodwill	60,720	60,720
Other intangibles, net	6,892	13,887
FDIC shared-loss receivable	45,345	68,083
Non-covered foreclosed property	14,895	20,349
Covered foreclosed property	3,900	14,616
Cash surrender value of life insurance	13,097	12,670
Deferred tax assets, net	1,369	—
Accrued interest receivable and other assets	30,171	34,924
Total assets	$1,887,843	$1,812,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest checking	$636,455	$482,156
Interest checking	124,765	107,077
Savings and money market	478,052	486,000
Certificates of deposit, under $100,000	59,311	74,861
Certificates of deposit, $100,000 and over	209,249	275,175
Total deposits	1,507,832	1,425,269
Securities sold under agreements to repurchase	30,000	30,000
Federal Home Loan Bank advances	77,054	87,719
Junior subordinated debentures	26,805	26,805
Deferred tax liabilities, net	—	7,370
FDIC shared-loss liability	3,900	3,757
Accrued interest payable and other liabilities	8,134	8,637
Total liabilities	1,653,725	1,589,557

Commitments and Contingencies (Note 22)
Perpetual preferred stock – authorized 2,500,000 shares
Series A—$0.01 par value, 1,000 shares issued and outstanding as of December 31, 2012 and 2011	1,000	1,000
Series C—$0.01 par value, 25,000 shares issued and outstanding as of December 31, 2012 and 2011	25,000	25,000
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,271,630 shares issued at December 31, 2012 and 29,220,079 at December 31, 2011; 29,225,851 and 29,220,079 shares outstanding as of December 31, 2012 and 2011	292	292
Additional paid-in capital	175,188	173,062
Treasury stock, 45,779 shares at cost at December 31, 2012 and no shares at December 31, 2011	(255)	—
Retained earnings	33,451	25,427
Accumulated other comprehensive loss	(558)	(1,674)
Total shareholders’ equity	234,118	223,107
Total liabilities and shareholders’ equity	$1,887,843	$1,812,664

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)

Interest income:
Interest and fees on loans	$70,190	$65,945	$53,240
Interest on securities	6,397	6,303	5,914
Interest on federal funds sold and interest bearing deposits	231	350	196
Total interest income	76,818	72,598	59,350
Interest expense:
Interest on deposits	5,174	8,012	7,973
Interest on borrowings	3,533	3,750	4,945
Interest on junior subordinated debt	786	1,342	1,736
Total interest expense	9,493	13,104	14,654
Net interest income before provision for loan losses	67,325	59,494	44,696
Provision for loan losses	1,500	5,346	8,337
Net interest income after provision for loan losses	65,825	54,148	36,359
Noninterest income:
Service charges on deposit accounts	3,108	3,447	3,225
Earnings on cash surrender value of life insurance	427	438	441
Loss on non-hedged derivatives	(536)	(84)	—
(Amortization) accretion of FDIC shared-loss asset	(3,269)	187	—
Gain on loan sales and commissions	534	—	55
Net gain on sale of securities	5,672	1,022	2,014
Impairment losses on securities	(728)	(1,387)	(749)
Market gain on foreclosed assets	—	429	691
Gain on acquisitions	—	36,922	2,312
Other income	6,128	3,635	807
Total noninterest income	11,336	44,609	8,796
Noninterest expense:
Salaries and employee benefits	28,325	26,510	19,014
Premises and equipment	6,393	6,298	6,268
Data processing	3,449	3,500	2,564
Legal, audit, and other professional services	7,812	5,570	2,033
Printing, stationary, and supplies	305	366	258
Telephone	856	800	841
Director’s fees	619	460	428
Advertising and marketing	1,545	1,637	918
Postage	217	222	212
Insurance and regulatory assessments	2,213	2,199	2,944
(Gain) loss on and expense of foreclosed property, net	(362)	5,178	2,954
Amortization and impairment of intangible assets	6,995	2,289	1,666
Other expenses	3,359	3,435	2,705
Total noninterest expense	61,726	58,464	42,805
Income before provision for income taxes	15,435	40,293	2,350
Provision for income taxes	6,161	16,910	940
Net income	$9,274	$23,383	$1,410
Net income available to common shareholders	$8,024	$20,828	$160
Earnings per common share:
Basic	$0.27	$0.73	$0.01
Diluted	$0.27	$0.71	$0.01

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Comprehensive income
Unrealized gain on securities available-for-sale	$6,890	$3,674	$4,671

Unrealized gain/(loss) on interest rate caps	(145)	(522)	81

Reclassification adjustment for impairments realized in net income	728	1,387	749

Reclassification adjustments for gains included in net income	(5,672)	(1,022)	(2,014)

Other comprehensive income, before taxes	1,801	3,517	3,487
Income tax expense related to items of other comprehensive income	(685)	(1,455)	(1,278)

Other comprehensive income, net of tax	1,116	2,062	2,209

Net income	9,274	23,383	1,410
Total comprehensive income	$10,390	$25,445	$3,619

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
									Additional Paid in Capital			Retained Earnings	Accumulated Other Comprehensive (Loss)
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock, $.01 par value			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
	(in thousands, except share data)
Balance at December 31, 2009	1,000	$1,000	25,000	$23,170	—	$—	11,622,893	$118	$136,635	346,401	$(3,061)	$5,309	$(5,945)	$157,226
Issuance of common stock	—	—	—	—	—	—	16,560,000	166	37,925	—	—	—	—	38,091
Forfeiture of restricted stock	—	—	—	—	—	—	(12,133)	(2)	—	—	—	2	—	—
Dividends on preferred stock Series B	—	—	—	—	—	—		—	—	—	—	(1,250)	—	(1,250)
Amortization of preferred stock Series B discount	—	—	—	457	—	—		—	—	—	—	(457)	—	—
Stock-based compensation cost	—	—	—	—	—	—		—	542	—	—	—	—	542
Adjustment for derivatives	—	—	—	—	—	—	—	—	—	—	—	(187)	187	—
Comprehensive income:
Other comprehensive income, net of tax	—	—	—	—	—	—		—	—	—	—	—	2,022	2,022
Net income	—	—	—	—	—	—		—	—	—	—	1,410		1,410
Balance at December 31, 2010	1,000	$1,000	25,000	$23,627	—	$—	28,170,760	$282	$175,102	346,401	$(3,061)	$4,827	$(3,736)	$198,041
Issuance of restricted stock	—	—	—	—	—	—	1,100,564	10	(3,071)	(346,401)	3,061	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(51,245)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	25,000	25,000	—	—	—	—	—	—	—	25,000
Redemption of preferred stock	—	—	(25,000)	(25,000)	—	—	—	—	—	—	—	—	—	(25,000)
Repurchase of warrant	—	—	—	—	—	—	—	—	(599)	—	—	—	—	(599)
Dividends on preferred stock Series B	—	—	—	—	—	—	—	—	—	—	—	(831)	—	(831)
Dividends on preferred stock Series C	—	—	—	—	—	—	—	—	—	—	—	(579)	—	(579)
Amortization of preferred stock Series B discount	—	—	—	1,373	—	—	—	—	—	—	—	(1,373)	—	—
Stock-based compensation cost	—	—	—	—	—	—	—	—	1,630	—	—	—	—	1,630
Comprehensive income:
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	2,062	2,062
Net income	—	—	—	—	—	—	—	—	—	—	—	23,383	—	23,383
Balance at December 31, 2011	1,000	$1,000	—	$—	25,000	$25,000	29,220,079	$292	$173,062	—	$—	$25,427	$(1,674)	$223,107
Issuance of restricted stock	—	—	—	—	—	—	75,638	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	6,644	—	34	—	—	—	—	34
Forfeiture of restricted stock	—	—	—	—	—	—	(30,731)	—	—	—	—	—	—	—
Forfeiture of restricted stock in lieu of taxes	—	—	—	—	—	—	(45,779)	—	—	45,779	(255)	—	—	(255)
Tax effect of vested restricted stock	—	—	—	—	—	—	—	—	204	—	—	—	—	204
Dividends on preferred stock Series C	—	—	—	—	—	—		—	—	—	—	(1,250)	—	(1,250)
Stock-based compensation cost	—	—	—	—	—	—	—	—	1,888	—	—	—	—	1,888
Comprehensive income:
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,116	1,116
Net income	—	—	—	—	—	—	—	—	—	—	—	9,274	—	9,274
Balance at December 31, 2012	1,000	$1,000	—	$—	25,000	$25,000	29,225,851	$292	$175,188	45,779	$(255)	$33,451	$(558)	$234,118

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$9,274	$23,383	$1,410
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,500	5,346	8,337
Stock-based compensation costs	1,888	1,630	542
Gain on sales of securities	(5,672)	(1,022)	(2,014)
Gain on sale of loans	(534)	—	—
Gain on acquisitions	—	(36,922)	(2,312)
Net loss on sale and valuation adjustments of non-covered foreclosed property	1,626	5,487	1,380
Net gain on sale and valuation adjustments of covered foreclosed property	(2,358)	(1,853)	—
Impairment loss on securities	728	1,387	749
Amortization of net premiums on securities available-for-sale	6,853	3,878	3,711
Depreciation and amortization of premises and equipment	2,162	2,045	1,927
Amortization and impairment of intangible assets	6,995	2,289	1,666
Change in FDIC shared-loss asset	1,450	(3,116)	—
(Gain) loss on disposal of premises and equipment	67	(133)	49
Increase in cash surrender value of life insurance	(427)	(438)	(441)
Change in deferred taxes, net of effects from acquisitions	(6,333)	4,563	975
(Increase) decrease in accrued interest receivable and other assets, net of effects from acquisitions	2,602	(2,015)	1,367
(Decrease) increase in accrued interest payable and other liabilities, net of effects from acquisitions	(1,397)	(7,449)	59
Net cash provided by (used in) operating activities	18,424	(2,940)	17,405
Purchases of securities available-for-sale, net of effects from acquisitions	(415,390)	(330,796)	(308,107)
Proceeds from repayments and maturities of securities available-for-sale	201,292	150,661	149,941
Proceeds from sales of securities available-for-sale	286,645	38,958	237,965
Proceeds from redemption of Federal Home Loan Bank and other stock	748	1,989	954
Purchases of Federal Home Loan Bank and other stock	—	(5)	(49)
Net change in interest bearing deposits with other banks, net of effects from acquisitions	(99,620)	103,376	(19,398)
Loan originations and principal collections, net of effects from acquisitions	(99,800)	50,756	(40,915)
Purchases of premises and equipment, net of effects from acquisitions	(1,965)	(2,145)	(1,424)
Proceeds from sale of premises and equipment	6	1,269	—
Proceeds from FDIC shared-loss asset	21,288	22,051	—
Proceeds from sale of non-covered foreclosed property	3,828	3,019	2,237
Proceeds from sale of covered foreclosed property	19,939	21,607	763
Net cash acquired (paid) in acquisitions	—	122,119	8,194
Net cash (used in) provided by investing activities	(83,029)	182,859	30,161
Net increase (decrease) in noninterest-bearing deposits, net of effects from acquisitions	154,299	49,257	(9,389)
Net decrease in interest-bearing deposits, net of effects from acquisitions	(71,736)	(137,443)	(64,340)
Net decrease in FHLB advances and other borrowings, net of effects from acquisitions	(10,665)	(75,322)	(11,948)
Dividends paid on preferred stock	(1,250)	(1,097)	(1,250)
Proceeds from exercise of stock options	34	—	—
Purchases of treasury stock	(255)	—	—
Redemption of preferred stock series B	—	(25,000)	—
Issuance of preferred stock series C	—	25,000	—
Repurchase of warrant	—	(599)	—
Issuance of common stock	—	—	38,091
Net cash provided by (used in) financing activities	70,427	(165,204)	(48,836)
Change in cash and due from banks	5,822	14,715	(1,270)
Cash and due from banks, beginning of period	40,202	25,487	26,757
Cash and due from banks, end of period	$46,024	$40,202	$25,487

Supplemental cash flow information:
Cash paid for interest	$9,723	$13,236	$14,434
Cash paid for income taxes	$15,325	$8,200	$1,000
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$1,127	$2,343	$2,162
Net change in fair value of cash flow hedges, net of tax	$(11)	$(278)	$47
Non-covered loans transferred to foreclosed property	$—	$3,356	$25,660
Covered loans transferred to foreclosed property	$6,721	$22,587	$—
Dividend declared	$312	$312	$—
Acquisitions:
Assets acquired	$—	$458,642	$108,628
Liabilities acquired	$—	$437,220	$107,241

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

On April 8, 2011, the Bank completed the acquisition of the Electronic Banking Solutions division of Palm Desert National Bank. The transaction included the division’s customer base, core deposits, and employees. The Electronic Payment Services Division, or the EPS division, its new name under the Bank, had issued prepaid cards and sponsored merchant acquiring services for all national and regional networks, including Visa, MasterCard, and Discover throughout all 50 states and U.S. territories. The Bank acquired cash of $85.4 million, recognized intangible assets of $6.0 million, assumed $91 million of deposits and recognized a pre-tax bargain purchase gain of $0.5 million in connection with this transaction.

On November 6, 2012, the Company announced the signing of a definitive agreement and plan of merger whereby PacWest Bancorp, or PacWest, will acquire First California for $8.00 per First California common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock. In connection with the merger, the Bank will be merged into Pacific Western Bank, the Los Angeles-based wholly-owned subsidiary of PacWest. Two independent directors from the board of directors of First California will join PacWest’s board of directors upon completion of the merger.

Pursuant to the terms of the definitive agreement, First California shareholders will receive PacWest common stock for their shares of First California common stock in a tax-free transaction. First California in-the-money option holders will receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The holders of 100 percent of the First California Series A preferred stock have agreed to convert their shares into common stock, per the terms of the series of preferred stock, and have the resulting common stock exchanged in the transaction. PacWest and First California expect to redeem First California’s outstanding Series C preferred stock for cash in accordance with its terms immediately prior to the closing of the transaction. The transaction, currently expected to close in the second quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. The Company previously announced on November 6, 2012, that the Company and PacWest entered into a Merger Agreement pursuant to which the Company would merge with and into PacWest, with PacWest as the surviving corporation. As previously disclosed in the amended Registration Statement on Form S-4 of PacWest, PacWest concluded that the EPS division was not suited to PacWest’s commercial banking business model and PacWest would proceed to exit the EPS division upon completion of the PacWest Merger. In connection with the plan to discontinue the EPS division, we evaluated the core deposit intangible and customer relationship intangible assets related to the EPS division and determined that the full amount of both intangible assets was not recoverable and we recorded a pre-tax impairment charge of $4.8 million in December 2012. We have targeted December 31, 2013 for substantial completion of the wind down of the EPS division. Therefore, the results of operations of the EPS division will be presented as “discontinued operations” in future filings.

The Company serves the comprehensive banking needs of businesses and consumers in Los Angeles, Orange, Ventura, San Diego, Riverside, San Luis Obispo and San Bernardino counties through 15 full-service branch locations.

Basis of presentation and consolidation—The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include, in conformity with generally accepted accounting principles, the accounts of the Company, the Bank, Wendy Road Office Development, LLC, a subsidiary of the Bank which manages and disposes of real estate, and SC Financial, an inactive subsidiary of First California. The Company has not consolidated the accounts of the First California Capital Trust I and FCB Statutory Trust I in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. Results of operations for the years ended December 31, 2011 and 2010 include the effects of the FDIC-assisted San Luis Trust Bank and the Electronic Payment Services division transactions from their date of the acquisition in 2011 and the FDIC-assisted Western Commercial Bank transaction from the date of its acquisition in 2010. All material intercompany transactions have been eliminated in consolidation. In preparing these financial statements, the Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

Reclassifications—Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to current year presentation. These reclassifications have no impact on previously reported earnings or retained earnings.

Management’s estimates and assumptions—The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Significant estimations made by us primarily involve the calculation of the allowance for loan losses, the carrying amount of deferred tax assets, the carrying amount of covered loans, the carrying amount of foreclosed property, the carrying amount of the FDIC shared-loss asset and liability, the assessments for impairment related to goodwill, other intangibles and securities, the estimated fair value of financial instruments and the effectiveness of derivative instruments in offsetting changes in fair value or cash flows of hedged items.

Cash and due from banks—Cash and due from banks include amounts the Company is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank of San Francisco. As of December 31, 2012 and 2011, the Company had met all reserve requirements. At December 31, 2012, the Company had an insignificant amount of cash deposits at other financial institutions in excess of FDIC insured limits.

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

Goodwill and other intangible assets—The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the acquired business below its carrying value. Other intangible assets consist of tradename, core deposit intangibles and contracts and customer relationship intangible. Tradename, which represents the fair value of the First California Bank name, is amortized using the straight-line method over a period of ten years. Core deposit intangibles, which represent the fair value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. The contract and customer relationship intangible, which represents the fair value of the customer relationships and contracts, is amortized using the straight-line method over a period of ten years. Core deposit, contracts and customer relationship and trade name intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and other intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. We recognized a $4.8 million pre-tax impairment charge to write-off other intangible assets related to the EPS division in 2012. We did not have any impairment charges of goodwill or other intangible assets for the years ended December 31, 2011 and 2010.

FDIC shared-loss asset—In conjunction with the FDIC-assisted Western Commercial Bank and San Luis Trust Bank transactions, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered foreclosed property. The FDIC shared-loss asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into non-interest income over the life of the FDIC shared-loss asset. The FDIC shared-loss asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance (default rates, loss severity and prepayment assumptions) of the covered portfolio. These adjustments are measured on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Generally, any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. Increases and decreases to the FDIC shared-loss asset are recorded as adjustments to other non-interest income.

Non-covered foreclosed property—The Company acquires, through foreclosure or through full or partial satisfaction of a non-covered loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the non-covered foreclosed property received; we credit earnings for the fair value amount of the non-covered foreclosed property in excess of the non-covered loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value less costs to sell of the non-covered foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to non-covered foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the non-covered foreclosed property. Our recognition of gain is, however, dependent on the buyer’s initial investment in the purchase of the non-covered foreclosed property meeting certain criteria.

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

Federal Home Loan Bank stock and other non-marketable securities—Federal Home Loan Bank stock represents the Company’s investment in the Federal Home Loan Bank of San Francisco, or the FHLB, stock and is carried at cost because it can only be redeemed at par value. The Company’s investment in FHLB stock was $9.3 million and $10.0 million at December 31, 2012 and 2011, respectively, and is included in accrued interest receivable and other assets in the consolidated balance sheets. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The Company also has stock investments in other companies for CRA and other bank-related purposes. These stock investments were $1.5 million at both December 31, 2012 and December 31, 2011, respectively, and are carried at cost which reasonably approximates its fair value. The Company reviews its investments accounted for under the cost method at least quarterly for possible impairment. This review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, and trends in the investment’s business and cash flows. The Company would reduce the investment value when the declines in value are considered to be permanent. The Company would recognize the estimated loss as an impairment loss on investment securities, a component of non-interest income. The Company recognized an impairment loss of $39,000 and $41,000 on one of these CRA-related cost basis investments in 2012 and 2010, respectively.

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

Income taxes—Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are recognized subject to management’s judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at December 31, 2012 or December 31, 2011.

Accounting standards clarify the accounting for income taxes by prescribing a minimum recognition threshold is required for a tax position to meet before being recognized in the financial statements. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2012 and December 31, 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012 and 2011, the Company recognized no interest or penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in California and is no longer subject to U.S. federal and California income tax examinations by tax authorities for years before 2009 and 2008, respectively.

Derivative instruments and hedging—For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At December 31, 2012, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our quarterly effectiveness assessments throughout 2012 indicated that these instruments were effective. At December 31, 2012, the Bank also had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with our fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

Stock-based compensation—Stock-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for stock-based payments, including stock options, in accordance with accounting standards guidance related to share-based compensation. We recognize stock-based compensation in the statement of operations based on their grant date fair values and generally over their vesting periods. The fair value of stock options are being measured using a lattice option pricing model while the fair value of restricted stock awards are based on the quoted price of the Company’s common stock on the date of grant.

Advertising—Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $199,000, $273,000 and $48,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings per share—Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per common share is calculated in a manner similar to basic earnings per share, but adjusted by assuming conversion of all potentially dilutive common stock equivalents, which include stock options and restricted shares using the treasury stock method. Diluted earnings per common share exclude common stock equivalents whose effect is antidilutive. Earnings available to common shareholders represent reported earnings less preferred stock dividends, if any.

Business combinations—Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Fair value of financial instruments—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. This standard eliminates the option to present components of comprehensive income as part of the statement of changes in stockholders’ equity. This standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard was effective for interim and annual periods beginning after December 15, 2011. Early adoption was permitted. A portion of this ASU was deferred with the issuance of ASU 2011-12 discussed below.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 provides guidance on the application of a qualitative assessment of impairment indicators in the review of goodwill impairment. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred; the Company would not be required to perform a quantitative review. The provisions of ASU 2011-08 became effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other. ASU 2012-02 provides guidance on the application of a qualitative assessment of impairment indicators in the review of impairment of indefinite-lived intangible assets. The ASU provides that in the event that the qualitative review indicates that it is more likely than not that no impairment has occurred; the Company would not be required to perform a quantitative review. The provisions of ASU 2012-02 became effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 for both public and nonpublic entities, although earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ASU 2011-11applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the representative line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on our consolidated financial statements.

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

On November 5, 2010, or the WCB Acquisition Date, the Bank acquired certain assets and assumed certain liabilities and substantially all of the operations of WCB from the FDIC, acting in its capacity as receiver of WCB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC, or the Purchase Agreement. The Bank acquired, received and recognized certain assets with an estimated fair value of approximately $109 million, including $55 million of loans, $32 million of cash, $16.7 million of a FDIC shared-loss asset, $2 million of securities and $3 million of other assets. Liabilities with an estimated fair value of approximately $107 million were also assumed and recognized, including $105 million of deposits and $2 million of other liabilities. As part of the purchase and assumption agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed property and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries. The shared-loss agreement for commercial loans is in effect for 5 years from November 5, 2010 and the loss recovery provisions are in effect for 8 years from November 5, 2010. The Bank desired this transaction to increase its penetration and market share in its existing markets.

The Bank received a cash payment from the FDIC for $2.4 million. The book value of assets transferred to the Bank was $111.1 million. The pre-tax gain of $2.3 million or the after-tax gain of $1.4 million recognized by the Company is considered a bargain purchase gain and was recognized as non-interest income in the Company’s Consolidated Statements of Income for the year ended December 31, 2010.

NOTE 4 — SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, unrealized gains, unrealized losses and estimated fair values of securities available-for-sale at December 31, 2012 and 2011, are summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$8,009	$2	$—	$8,011
U.S. government agency notes	32,570	62	(24)	32,608
U.S. government agency mortgage-backed securities	166,133	740	(124)	166,749
U.S. government agency collateralized mortgage obligations	162,632	768	(346)	163,054
Municipal securities	7,887	86	(81)	7,892
Other domestic debt securities	4,367	—	(1,640)	2,727
Securities available-for-sale	$381,598	$1,658	$(2,215)	$381,041

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury notes/bills	$45,151	$14	$(4)	$45,161
U.S. government agency notes	59,212	257	(23)	59,446
U.S. government agency mortgage-backed securities	132,141	1,616	(82)	133,675
U.S. government agency collateralized mortgage obligations	168,158	384	(368)	168,174
Private label collateralized mortgage obligations	15,853	—	(2,811)	13,042
Municipal securities	28,572	813	(60)	29,325
Other domestic debt securities	7,151	—	(2,239)	4,912
Securities available-for-sale	$456,238	$3,084	$(5,587)	$453,735

At December 31, 2012, and 2011, there were no trading securities or securities held-to-maturity.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011. In the opinion of management, these securities are considered only temporarily impaired due to the fluctuation in market interest rates since purchase and temporary disruption in the credit markets as well as the Company’s intent and ability to hold them until fair values recover.

	At December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency notes	$7,572	$(24)	$—	$—	$7,572	$(24)
U.S. government agency mortgage-backed securities	25,756	(124)	—	—	25,756	(124)
U.S. government agency collateralized mortgage obligations	67,055	(336)	5,820	(10)	72,875	(346)
Municipal securities	4,953	(81)	—	—	4,953	(81)
Other domestic debt securities	—	—	4,367	(1,640)	4,367	(1,640)
	$105,336	$(565)	$10,187	$(1,650)	$115,523	$(2,215)

	At December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. Treasury notes/bills	$10,029	$(4)	$—	$—	$10,029	$(4)
U.S. government agency notes	10,000	(23)	—	—	10,000	(23)
U.S. government agency mortgage-backed securities	40,889	(82)	—	—	40,889	(82)
U.S. government agency collateralized mortgage obligations	99,894	(368)	—	—	99,894	(368)
Private-label collateralized mortgage obligations	—	—	15,853	(2,811)	15,853	(2,811)
Municipal securities	4,039	(60)	—	—	4,039	(60)
Other domestic debt securities	—	—	7,151	(2,239)	7,151	(2,239)
	$164,851	$(537)	$23,004	$(5,050)	$187,855	$(5,587)

At December 31, 2012, there were four securities that have been in a continuous unrealized loss position for 12 months or more and thirty-five securities that have been in a continuous unrealized loss position for less than 12 months. At December 31, 2011, there were five securities that have been in a continuous unrealized loss position for 12 months or more and forty-two securities that have been in a continuous unrealized loss position for less than 12 months.

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

The Company has determined that, as of December 31, 2012, all of the gross unrealized losses on its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities, U.S. government collateralized mortgage obligations and municipal securities are temporary because the gross unrealized losses were caused mainly by movements in interest rates and not by the deterioration of the issuers’ creditworthiness. These securities were all with credit agency ratings of at least A+ at December 31, 2012. For its U.S. Treasury notes/bills, U.S. government agency notes, U.S. government agency mortgage-backed securities and U.S. government collateralized mortgage obligations the Company expects to recover the entire amortized cost basis of these securities because it determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses based upon current expectations. As a result, the Company expects to recover the entire amortized cost basis of these securities.

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.4 million and an unrealized loss of $1.6 million at December 31, 2012. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security B. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at December 31, 2012. Seventeen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of December 31, 2012. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

At December 31, 2012, we no longer owned any private-label CMOs. For the year ended December 31, 2012, we recognized other-than-temporary impairment charges of $689,000 on these securities. For the year ended December 31, 2011, we recognized other-than-temporary impairment charges of $1.4 million on our private-label CMOs.

The Company has committed to contribute capital of $1.0 million to participate in a community development-related investment fund whose purpose is to develop and revitalize economically depressed areas. As of December 31, 2012 and 2011, the Company had contributed capital, net of distributions, of $819,000 and $816,000, respectively. During 2012, the fund recognized impairment losses on certain investments within the fund and the Company recognized its proportionate share of those impairment losses of $39,000. The Company also recognized an impairment loss of $41,000 on this equity investment in 2010. The Company will continue to monitor the investment values within the fund at each reporting date and can provide no assurance there will not be additional impairment in future periods.

The following table presents the other-than-temporary impairment activity related to credit loss, which is recognized in earnings, for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$3,643	$2,256	$1,507
Addition of other-than-temporary impairment that was not previously recognized	—	—	120
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	728	1,387	664
Reduction for securities sold during the period	(2,922)	—	(35)
Ending balance	$1,449	$3,643	$2,256

Proceeds from the sale of securities for the year ended December 31, 2012 amounted to $286.0 million resulting in gross realized gains of $6.2 million and gross realized losses of $0.5 million, respectively. Proceeds from sale of securities for the year ended December 31, 2011 were $39.0 million resulting in gross realized gains of $1.1 million and gross realized losses of $0.1 million, respectively. Proceeds from the sale of securities for the year ended December 31, 2010 were $238.0 million and resulted in gross realized gains of $2.4 million and gross realized losses of $0.4 million, respectively.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

	At December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,009	$8,011
Due after one year through five years	32,570	32,608
Due after five years through ten years	98,694	99,089
Due after ten years	242,325	241,333
	$381,598	$381,041

As of December 31, 2012, securities with an estimated fair value of $48.8 million were pledged to secure public and other deposits, as required by law, repurchase agreements, and the Federal Reserve Bank’s discount window.

NOTE 5 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:
(in thousands)	At December 31, 2012	At December 31, 2011
Commercial mortgage	$447,689	$393,376
Multifamily	217,158	187,333
Commercial loans and lines	168,325	180,421
Home mortgages	149,954	106,350
Construction and land loans	36,772	35,082
Home equity loans and lines of credit	36,709	28,645
Installment and credit card	4,586	4,896
Total non-covered loans	1,061,193	936,103
Allowance for loan losses	(18,172)	(17,747)
Non-covered loans, net	$1,043,021	$918,356

At December 31, 2012, loans with a balance of $787.6 million were pledged as security for Federal Home Loan Bank of San Francisco, or FHLB, advances. Non-covered loan balances include net deferred loan costs of $6.9 million and $3.4 million at December 31, 2012 and December 31, 2011, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Twelve months ended December 31,
(in thousands)	2012	2011	2010
Beginning balance	$17,747	$17,033	$16,505
Provision for loan losses	1,500	5,346	8,337
Loans charged-off	(1,485)	(5,177)	(8,535)
Recoveries on loans previously charged-off	410	545	726
Balance, end of period	$18,172	$17,747	$17,033

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the year ended December 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total
Allowance for credit losses:

Beginning balance	$6,091	$6,221	$2,886	$814	$1,274	$390	$71	$17,747

Charge-offs	(26)	(792)	(161)	—	(330)	—	(176)	(1,485)

Recoveries	3	400	—	—	—	—	7	410

Provision	(319)	559	126	(316)	1,279	22	149	1,500

Ending balance	$5,749	$6,388	$2,851	$498	$2,223	$412	$51	$18,172

Ending balance; individually evaluated for impairment	$64	$4,589	$140	$10	$200	$—	$—	$5,003

Ending balance; collectively evaluated for impairment	5,685	1,799	2,711	488	2,023	412	51	13,169

Non-covered loan balances:

Ending balance	$447,689	$168,325	$217,158	$36,772	$149,954	$36,709	$4,586	$1,061,193

Ending balance; individually evaluated for impairment	$1,593	$15,564	$1,988	$1,761	$2,066	$—	$25	$22,997

Ending balance; collectively evaluated for impairment	$446,096	$152,761	$215,170	$35,011	$147,888	$36,709	$4,561	$1,038,196

`

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

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans. Total non-covered nonaccrual loans totaled $14.6 million at December 31, 2012 as compared to $13.9 million at December 31, 2011. The allowance for loan losses maintained for non-covered nonaccrual loans was $4.0 million and $3.1 million at December 31, 2012 and December 31, 2011, respectively. Had these loans performed according to their original terms, additional interest income of $0.7 million and $0.8 million would have been recognized in the twelve months ended December 31, 2012 and 2011, respectively.

The following table sets forth the amounts and categories of our non-covered nonaccrual loans at the dates indicated.

	At December 31, 2012	At December 31, 2011
Nonaccrual loans
Aggregate loan amounts
Construction and land	$—	$—
Commercial mortgage	923	—
Multifamily	1,271	837
Commercial loans	10,793	11,594
Home mortgage	1,601	1,387
Installment	22	42
Total non-covered nonaccrual loans	$14,610	$13,860

Included in non-covered nonaccrual loans at December 31, 2012 were seventeen restructured loans totaling $5.3 million. The seventeen loans consist of three home mortgage loans, one multifamily loan and thirteen commercial loans. Interest income recognized on these loans was $119,000 for the twelve months ended December 31, 2012. We have no commitments to lend additional funds to these borrowers.

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

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$140,778	$961	$8,215	$—	$—	$149,954
Commercial mortgage	398,915	43,026	5,748	—	—	447,689
Construction and land	35,015	—	1,757	—	—	36,772
Multifamily	204,131	5,135	7,892	—	—	217,158
Commercial loans and lines	142,184	7,908	17,155	1,078	—	168,325
Home equity loans and lines	36,205	—	504	—	—	36,709
Installment	4,253	271	62	—	—	4,586
Total	$961,481	$57,301	$41,333	$1,078	$—	$1,061,193

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$103,239	$1,326	$1,785	$—	$—	$106,350
Commercial mortgage	366,078	17,798	9,500	—	—	393,376
Construction and land	31,623	196	3,263	—	—	35,082
Multifamily	178,064	2,972	6,297	—	—	187,333
Commercial loans and lines	155,850	4,030	11,937	8,604	—	180,421
Home equity loans and lines	28,139	—	506	—	—	28,645
Installment	4,516	268	112	—	—	4,896
Total	$867,509	$26,590	$33,400	$8,604	$—	$936,103

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of December 31, 2012 and December 31, 2011.

	At December 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$426	$—	$—	$426	$10,793	$157,106	$168,325
Commercial mortgage	1,866	—	—	1,866	923	444,900	447,689
Multifamily	334	1,884	—	2,218	1,271	213,669	217,158
Construction and land	—	—	—	—	—	36,772	36,772
Home mortgage	6,551	—	—	6,551	1,601	141,802	149,954
Home equity loans and lines	—	—	—	—	—	36,709	36,709
Installment	1	—	—	1	22	4,563	4,586
Total	$9,178	$1,884	$—	$11,062	$14,610	$1,035,521	$1,061,193

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$41	$1,071	$—	$1,112	$11,594	$167,715	$180,421
Commercial mortgage	648	—	—	648	—	392,728	393,376
Multifamily	1,010	—	—	1,010	837	185,486	187,333
Construction and land	—	—	—	—	—	35,082	35,082
Home mortgage	—	—	—	—	1,387	104,963	106,350
Home equity loans and lines	406	100	—	506	—	28,139	28,645
Installment	172	1	—	173	42	4,681	4,896
Total	$2,277	$1,172	$—	$3,449	$13,860	$918,794	$936,103

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $19.5 million and $17.6 million for the year ended December 31, 2012 and 2011, respectively. There was $360,000 of interest income recognized on non-covered impaired loans in the twelve months ended December 31, 2012 and no interest income was recognized in the twelve months ended December 31, 2011. Recorded investments in non-covered impaired loans were $23.0 million and $13.9 million at December 31, 2012 and December 31, 2011, respectively. Of the $23.0 million of non-covered impaired loans at December 31, 2012, $18.5 million had specific reserves totaling $5.0 million. Of the $13.9 million of non-covered impaired loans at December 31, 2011, $11.1 million had specific reserves totaling $3.1 million.

Impaired non-covered loans as of December 31, 2012 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans and lines	$19,365	$341	$15,223	$15,564	$4,589	$14,657	$244
Multifamily	2,139	513	1,474	1,988	140	1,739	45
Commercial mortgage	1,593	923	670	1,593	64	751	40
Construction	1,761	1,570	191	1,761	9	555	15
Home mortgage	2,822	1,152	914	2,066	200	1,480	15
Installment	80	23	3	25	1	32	1
Total	$27,760	$4,522	$18,475	$22,997	$5,003	$19,214	$360

Impaired non-covered loans as of December 31, 2011 are set forth in the following table.

(in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans and lines	$13,776	$471	$11,123	$11,594	$3,057	$9,374	$—
Multifamily	837	837	—	837	—	140	—
Home mortgage	1,887	1,387	—	1,387	—	1,035	—
Installment	42	42	—	42	—	4	—
Total	$16,542	$2,737	$11,123	$13,860	$3,057	$10,553	$—

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

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of December 31, 2012 and 2011.

	December 31, 2012
(in thousands)	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	2	$670	—	$—	2	$670
Commercial loans & lines	16	5,051	13	4,784	29	9,835
Multifamily	1	716	1	203	2	919
Construction	2	1,761	—	—	2	1,761
Home mortgage	1	465	3	350	4	815
Installment	2	3	—	—	2	3
Total	24	$8,666	17	$5,337	41	$14,003

	December 31, 2011
(in thousands)	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$
Commercial mortgage	6	$878	—	$—	6	$878
Commercial loans & lines	—	—	8	2,665	8	2,665
Multifamily	1	725	—	—	1	725
Home mortgage	—	—	1	158	1	158
Total	7	$1,603	9	$2,823	16	$4,426

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

The following tables present newly restructured non-covered loans that occurred during the twelve months ended December 31, 2012 and 2011, respectively.

	Twelve months ended December 31, 2012
	Term Modifications		Interest Only Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:						(in thousands)
Commercial loans & lines	4	$2,037	1	$—	5	$6,242	7	$2,462	17	$10,741
Multifamily	—	—	—	—	—	—	1	237	1	237
Commercial mortgage	—	—	—	—	—	—	1	26	1	26
Construction	2	1,783	—	—	—	—	—	—	2	1,783
Home mortgage	—	—	—	—	—	—	3	746	3	746
Installment	—	—	—	—	—	—	1	4	1	4
Total	6	$3,820	1	$—	5	$6,242	13	$3,475	25	$13,537

	Twelve months ended December 31, 2012
	Term Modifications		Interest Only Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:						(in thousands)
Commercial loans & lines	4	$2,037	1	$500	5	$6,288	7	$1,926	17	$10,751
Multifamily	—	—	—	—	—	—	1	237	1	237
Commercial mortgage	—	—	—	—	—	—	1	26	1	26
Construction	2	1,783	—	—	—	—	—	—	2	1,783
Home mortgage	—	—	—	—	—	—	3	686	3	686
Installment	—	—	—	—	—	—	1	4	1	4
Total	6	$3,820	1	$500	5	$6,288	13	$2,879	25	$13,487

	Twelve months ended December 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Pre-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	—	$—	2	$83	3	$1,280	5	$1,363
Multifamily	—	—	—	—	1	626	1	626
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	5	$1,911	7	$1,994

	Twelve months ended December 31, 2011
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
Post-modification outstanding recorded investment:				(in thousands)
Commercial loans & lines	—	$—	2	$83	3	$1,280	5	$1,363
Multifamily	—	—	—	—	1	614	1	614
Installment	—	—	—	—	1	5	1	5
Total	—	$—	2	$83	5	$1,899	7	$1,982

There were no non-covered loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructure date during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2011, one non-covered loan for $4,000 modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date. There were no non-covered loans modified as a troubled debt restructuring and had a payment default occurring within 12 months of the restructure date during the twelve months ended December 31, 2010.

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

The following tables present the changes in the accretable yield for the twelve months ended December 31, 2012 and 2011 for each respective acquired loan portfolio.

	Twelve months ended December 31, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$9,399	$55,318	$64,717
Accretion to interest income	(4,174)	(14,731)	(18,905)
Reclassifications (to)/from nonaccretable difference	2,516	(8,009)	(5,493)
Balance, end of period	$7,741	$32,578	$40,319

	Twelve months ended December 31, 2011
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$5,457	$—	$5,457
Additions resulting from acquisition	—	31,885	31,885
Accretion to interest income	(3,836)	(10,089)	(13,925)
Reclassifications (to)/from nonaccretable difference	7,778	33,522	41,300
Balance, end of period	$9,399	$55,318	$64,717

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At December 31, 2012	At December 31, 2011
Home mortgage	$29,896	$36,736
Commercial mortgage	28,079	37,804
Construction and land loans	19,699	22,875
Multifamily	9,699	15,944
Commercial loans and lines of credit	8,167	11,206
Home equity loans and lines of credit	6,891	10,841
Installment and credit card	—	6
Total covered loans	$102,431	$135,412

The FDIC shared-loss asset was $45.3 million at December 31, 2012 and $68.1 million at December 31, 2011. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.

The following table presents the changes in the FDIC shared-loss asset for the twelve months ended December 31, 2012.

	Twelve months ended December 31, 2012
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$9,159	$58,924	$68,083
FDIC share of additional losses	520	1,299	1,819
Cash payments received from FDIC	(3,926)	(17,362)	(21,288)
Net amortization	(287)	(2,982)	(3,269)
Balance, end of period	$5,466	$39,879	$45,345

The following table presents the changes in the FDIC shared-loss asset for the twelve months ended December 31, 2011.

	Twelve months ended December 31, 2011
(in thousands)	WCB	SLTB	Total
Balance, beginning of period	$16,725	$—	$16,725
Acquisition	—	70,293	70,293
FDIC share of additional losses	740	2,189	2,929
Cash payments received from FDIC	(8,379)	(13,672)	(22,051)
Net accretion	73	114	187
Balance, end of period	$9,159	$58,924	$68,083

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $3.9 million and $3.8 million at December 31, 2012 and December 31, 2011.

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

At December 31, 2012 and December 31, 2011, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Covered loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of December 31, 2012 and December 31, 2011.

	At December 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$38	$—	$—	$38	$1,537	$6,592	$8,167
Commercial mortgage	163	1,244	—	1,407	860	25,812	28,079
Multifamily	149	—	—	149	867	8,683	9,699
Construction and land	146	—	—	146	5,642	13,911	19,699
Home mortgage	270	—	—	270	5,187	24,439	29,896
Home equity loans and lines	368	—	—	368	86	6,437	6,891
Total	$1,134	$1,244	$—	$2,378	$14,179	$85,874	$102,431

	At December 31, 2011
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)
Commercial loans and lines	$109	$—	$—	$109	$1,338	$9,759	$11,206
Commercial mortgage	—	—	—	—	3,043	34,761	37,804
Multifamily	97	—	—	97	3,670	12,177	15,944
Construction and land	755	—	—	755	3,920	18,200	22,875
Home mortgage	793	909	511	2,213	6,389	28,134	36,736
Home equity loans and lines	243	—	—	243	187	10,411	10,841
Installment	—	—	—	—	—	6	6
Total	$1,997	$909	$511	$3,417	$18,547	$113,448	$135,412

At December 31, 2012, included in covered non-accrual loans were restructured loans totaling $5.6 million. No interest income was recognized on these loans for the year ended December 31, 2012. We had no commitments to lend additional funds to these borrowers.

At December 31, 2011, included in covered non-accrual loans were restructured loans totaling $9.6 million. No interest income was recognized on these loans for the year ended December 31, 2011. We had no commitments to lend additional funds to these borrowers.

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$8,675	$3,718	$17,503	$—	$—	$29,896
Commercial mortgage	17,067	5,022	5,942	48	—	28,079
Construction and land	3,580	7,121	8,998	—	—	19,699
Multifamily	5,109	—	4,590	—	—	9,699
Commercial loans and lines of credit	4,429	1,162	2,576	—	—	8,167
Home equity loans and lines	5,199	647	1,045	—	—	6,891
	$44,059	$17,670	$40,654	$48	$—	$102,431

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Home mortgage	$11,213	$5,953	$19,570	$—	$—	$36,736
Commercial mortgage	17,888	10,737	9,179	—	—	37,804
Construction and land	4,447	4,129	14,299	—	—	22,875
Multifamily	9,247	—	6,697	—	—	15,944
Commercial loans and lines of credit	3,076	2,057	5,952	121	—	11,206
Home equity loans and lines	8,513	1,327	1,001	—	—	10,841
Installment	2	—	4	—	—	6
	$54,386	$24,203	$56,702	$121	$—	$135,412

NOTE 7–FORECLOSED PROPERTY

Non-covered foreclosed property at December 31, 2012 consists of a $11.1 million completed office complex project consisting of 13 buildings in Ventura County and a $2.8 million unimproved land property of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder consists of one multifamily property and one single-family residence.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	As of and for the twelve months ended December 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	7	$20,349	8	$26,011
New properties added	—	—	4	3,356
Valuation allowances	—	(1,732)	—	(5,784)
Partial sale proceeds received	—	(1,383)	—	—
Sales of properties	(3)	(2,339)	(5)	(3,234)
Ending balance	4	$14,895	7	$20,349

Covered foreclosed property at December 31, 2012 was $3.9 million and $14.6 million at December 31, 2011. We acquired these properties as part of the FDIC-assisted Western Commercial Bank and San Luis Trust Bank acquisitions. We recorded these properties at their estimated fair value, less estimated costs to sell, at the time of acquisition.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	As of and for the twelve months ended December 31,
	2012		2011
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	49	$14,616	2	$977
New properties acquired	—	—	22	11,052
New properties added	13	6,721	57	22,587
Valuation allowances	—	—	—	(455)
Partial sales proceeds received	—	(50)	—	—
Sales of properties	(52)	(17,387)	(32)	(19,545)
Ending balance	10	$3,900	49	$14,616

NOTE 8—PREMISES AND EQUIPMENT

The major classifications of premises and equipment at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Land	$4,153	$4,292
Buildings	11,600	11,594
Leasehold improvements	6,502	6,347
Furniture, fixtures and equipment	13,047	11,734
	35,302	33,967
Less accumulated amortization and depreciation	(17,215)	(15,487)
	$18,087	$18,480

Depreciation and amortization expense was $2,162,000, $2,045,000 and $1,927,000 in 2012, 2011 and 2010, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at December 31, 2012 and 2011. No impairment loss was recognized for the periods ended December 31, 2012, 2011 and 2010.

Other intangible assets and related accumulated amortization is as follows:

	At December 31,
	2012	2011
	(in thousands)
Core deposit intangibles	$12,798	$15,204
Trade name	4,000	4,000
Contracts and customer relationship intangible	—	3,600
	16,798	22,804
Less accumulated amortization	(9,906)	(8,917)
	$6,892	$13,887

Core deposit intangibles, net of accumulated amortization, were $5.2 million at December 31, 2012 and $8.5 million at December 31, 2011. Amortization expense was $1.5 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively. A pre-tax impairment charge of $1.8 million was recorded in 2012 to fully charge-off the EPS division core deposit intangible due to the Company’s decision to wind down the operations of this division.

Trade name, net of accumulated amortization, was $1.7 million at December 31, 2012 and $2.1 million at December 31, 2011 representing the fair value of the Bank name recorded as part of the acquisition of FCB. Amortization expense for each of the years ended December 31, 2012 and 2011 was $0.4 million.

A contracts and customer relationship intangible of $3.6 million was recognized related to the EPS division acquisition. The balance of this intangible was $3.3 million at December 31, 2011. Amortization expense was $0.4 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. A pre-tax impairment charge for the balance of $3.0 million was recorded in 2012 due to the results of the Company’s impairment assessment.

Amortization expense of other intangibles for 2012, 2011 and 2010 was $2.2 million, $2.3 million and $1.7 million, respectively. Estimated amortization expense for the next 5 years and thereafter is expected to be as follows:

Year	Amount
(in thousands)
2013	$1,502
2014	1,502
2015	1,474
2016	1,357
2017	542
Thereafter	515
$6,892

NOTE 10—CERTIFICATES OF DEPOSIT

At December 31, 2012, the scheduled maturities for all certificates of deposit are as follows:

Year	Under $100,000	$100,000 and Over	Total
	(in thousands)
2013	$43,024	$127,497	$170,521
2014	12,638	57,330	69,968
2015	1,928	14,828	16,756
2016	1,076	6,290	7,366
2017 and later	645	3,304	3,949
	$59,311	$209,249	$268,560

NOTE 11—LINES OF CREDIT AND BORROWED FUNDS

The Bank has lines of credit with two financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity and cannot be used for more than 30 consecutive business days, depending on the lending institution. These lines are unsecured, have no formal maturity date, and can be revoked at any time by the granting institution. There were no borrowings outstanding under these agreements at December 31, 2012 and 2011.

As a state nonmember bank, the Bank also has a secured borrowing facility of $15.4 million with the Federal Reserve Bank of San Francisco. At December 31, 2012 and 2011, there were no borrowings outstanding under this agreement.

The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB, with maximum borrowing capacity of approximately $607.5 million at December 31, 2012. Borrowings under the credit arrangements are collateralized by FHLB stock as well as loans or other instruments which may be pledged. The Bank’s borrowing capacity is determined based on the estimated market value of certain eligible loans and securities pledged as collateral; however, the FHLB has a blanket lien against the Bank’s entire loan portfolio as collateral for borrowings. The Company had $409.5 million of unused borrowing capacity available from the FHLB at December 31, 2012 based upon collateral pledged. As of December 31, 2012, borrowings outstanding with the FHLB were as follows:

	Amount	Maturity Year	Weighted Average Interest Rate
	(in thousands)
Overnight advances	$—	—	—
Term advances	7,054	2013	2.93%
Term advances	32,500	2014	2.95%
Term advances	15,000	2015	1.76%
Term advances	22,500	2017	2.20%
	$77,054

As of December 31, 2012, $7.5 million of our FHLB advances are ten-year putable advances with a weighted average rate of 4.07% and $17.5 million are seven-year putable advances with a weighted average rate of 4.24%.

The following tables show securities sold under agreements to repurchase for the dates and periods shown (in thousands):

	2012
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$30,000	3.64%	$30,000	3.64%

	2011
	Year-end		Average
	Balance	Rate	Balance	Rate
Securities sold under repurchase agreements	$30,000	3.64%	$30,657	3.64%

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

As of December 31, 2012 and 2011, the Company had $26.8 million in junior subordinated debentures outstanding from two issuances of trust preferred securities. Junior subordinated debentures as of December 31, 2012 consisted of the following (in thousands):

			As of December 31, 2012
	Interest Rate	Maturity Date	Effective Interest Rate	Balance
FCB Statutory Trust I	3-month LIBOR + 1.55%	December 15, 2035	1.86%	$10,310
First California Capital Trust I	3-month LIBOR + 1.60%	March 15, 2037	1.91%	16,495
			1.89%	$26,805

The Company does not consolidate the Trusts into the consolidated financial statements.

As of December 31, 2012, the entire balance of junior subordinated debentures is included in Tier 1 capital for regulatory capital purposes. However, under the proposed Basel III capital regulations and the proposed rule issued by the banking agencies, trust preferred securities will be phased-out of Tier 1 capital (becomes Tier 2 capital) over a ten-year period.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2012 and December 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of December 31, 2012		As of December 31, 2011		As of December 31, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Other Assets	$30	Other Assets	$175	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$30		$175		$—		$—
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$76	Other Assets	$291	Other Liabilities	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments		$76		$291		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2012 and 2011, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. One of the caps is forward-starting and was not effective during the years ended December 31, 2012 and 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2012 and 2011, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the years ended December 31, 2012 and 2011.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $125,634 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. During 2011 and 2012, the Bank purchased twelve interest rate caps with an aggregate notional amount of $240 million and hedge accounting has not been designated; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the years ended December 31, 2012, 2011 and 2010.

				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Derivatives in Cash Flow Hedging Relationships
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest Rate Products	$(11)	$(278)	$47	Interest expense	$(73)	$(25)	$—	Other non- interest income	$—	$—	$—

Total	$(11)	$(278)	$47		$(73)	$(25)	$—		$—	$—	$—

Derivatives not Designated as Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,
		2012	2011	2010
Interest Rate Products	Other non-interest income	$(536)	$(84)	$—

Total		$(536)	$(84)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of December 31, 2012 and 2011, the Company did not have any derivatives that were in a net liability position related to these agreements.

The Company has no derivatives payable, so consideration of the Company’s own credit risk is not applicable.

NOTE 14—INCOME TAXES

The components of the income tax provision consisted of the following for the years shown:

	At December 31,
	2012	2011	2010
	(dollars in thousands)
Current taxes:
Federal	$12,976	$5,052	$644
State	2,683	1,622	245
Total current taxes	15,659	6,674	889
Deferred taxes (benefit):
Federal	(7,116)	7,556	224
State	(2,382)	2,680	(173)
Total deferred taxes (benefit)	(9,498)	10,236	51
Total income tax provision	$6,161	$16,910	$940

A reconciliation of the amounts computed by applying the federal statutory rate of 35% for 2012 and 34% for 2011 and 2010 to the income before income tax provision and the effective tax rate are as follows:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)

Tax provision at statutory rate	$5,402	35.0%	$13,698	34.0%	$799	34.0%
Increase (reduction) in taxes resulting from:
State taxes, net of federal tax benefit	925	6.0%	2,740	6.8%	35	1.5%
Permanent differences	(414)	-2.7%	(197)	-0.5%	(124)	-5.3%
Other	248	1.6%	669	1.7%	230	9.8%
	$6,161	39.9%	$16,910	42.0%	$940	40.0%

The major components of the net deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Unrealized loss on securities available-for-sale	$234	$1,054
Accrued expenses	1,279	1,280
Nonaccrual interest	629	200
Allowance for loan losses	7,677	7,111
Securities other-than-temporary impairment reserve	—	941
State taxes	945	515
Reserve for foreclosed asset losses	4,285	3,556
Other	1,353	1,143
Total deferred tax assets	16,402	15,800

Deferred tax liabilities:
Depreciation	(2,465)	(3,071)
FHLB stock dividend	(531)	(382)
Deferred income	(318)	(471)
Deferred loan costs	(2,234)	(1,641)
Core deposit intangibles	(917)	(1,184)
Trade name	(701)	(869)
Goodwill	(1,166)	(868)
Section 597 gain	(6,224)	(14,061)
Other	(477)	(623)
Total deferred tax liabilities	(15,033)	(23,170)
Net deferred tax asset (liability)	$1,369	$(7,370)

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

NOTE 15—SHAREHOLDERS’ EQUITY

The Company has 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at the Company’s option. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock, which such holders have agreed to do prior to the consummation of the PacWest Merger. The number of shares of common stock to be issued upon conversion of each share of preferred stock series A shall be determined by dividing the sum of each share’s liquidation preference plus unpaid dividend by the conversion factor of $5.63 per share. As of December 31, 2012, the number of common shares which would be issued upon conversion of the preferred stock series A is 344,565.

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

We redeemed the $25 million of preferred stock series B shares with the $25 million of proceeds received in exchange for issuing 25,000 preferred stock series C shares to the Treasury as a participant in the Small Business Lending Fund (SBLF) program. The preferred stock series C shares will receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 percent and 5 percent during the next eight quarters and is a function of the growth in qualified small business loans each quarter. The dividend rate for each of the quarters since entering the SBLF program was 5 percent. On February 27, 2013, First California notified the Treasury that, subject to receipt of requisite regulatory approvals, First California intends to redeem all of its outstanding shares of Series C preferred stock simultaneously with the consummation of First California’s pending merger with PacWest.

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

NOTE 16—EARNINGS PER SHARE

The weighted average number of shares outstanding for the years ended December 31, 2012, 2011 and 2010 was 29,228,601, 28,715,521 and 24,411,496, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. The dilutive calculation excludes 389,124 weighted average options outstanding for the year ended December 31, 2012, for which the exercise price exceeded the average market price of the Company’s common stock during this period. The dilutive calculation excludes 599,042 warrants and 647,421 and 781,174 weighted average options outstanding for the years ended December 31, 2011 and 2010, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during these periods.

The following table illustrates the computations of basic and diluted earnings per share for the periods indicated.

	2012		2011		2010
	Diluted	Basic	Diluted	Basic	Diluted	Basic
	(in thousands, except per share data)

Net income as reported	$9,274	$9,274	$23,383	$23,383	$1,410	$1,410
Less preferred stock dividend declared	(1,250)	(1,250)	(2,555)	(2,555)	(1,250)	(1,250)
Net income available to common shareholders	$8,024	$8,024	$20,828	$20,828	$160	$160
Weighted average common shares outstanding	29,229	29,229	28,716	28,716	24,411	24,411
Warrants	—	—	—	—	—	—
Restricted stock	—	—	417	—	21	—
Options	27	—	—	—	—	—
Convertible preferred stock	333	—	318	—	303	—
Weighted average common shares outstanding	29,589	29,229	29,451	28,716	24,735	24,411
Earnings per common share	$0.27	$0.27	$0.71	$0.73	$0.01	$0.01

NOTE 17—EMPLOYEE BENEFITS

The Company has adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially all eligible employees may elect to defer and contribute up to statutory limits. The Company may, at its discretion, make matching contributions, the total of which may not exceed 15% of eligible compensation. For the years ending December 31, 2012, 2011 and 2010, the Company made matching contributions of $394,000, $350,000 and $319,000, respectively, to the plan.

As part of the mergers in 2007, the Company acquired life insurance to support life insurance benefits for several key employees and salary continuation benefits for certain executives. As of December 31, 2012 and 2011, the cash surrender value of the life insurance was $13.1 million and $12.7 million, respectively. As of December 31, 2012 and 2011, the Company recognized a liability for salary continuation benefits of $938,000 and $752,000, respectively. Payments under the salary continuation plan commence when the respective executive reaches the age of 65 and continue for a period up to 20 years. For the years ending December 31, 2012, 2011 and 2010, salary continuation expense was $186,000, $169,000 and $112,000, respectively.

The Company had entered into deferred compensation agreements with several of its key employees. Under the agreement, benefits were to be paid in a lump sum or equal monthly installments for a period up to five years upon the employee’s termination with the Company or within 30 days of the employee’s death. The Company also had deferred compensation arising through deferred severance payments to two former executives. As of December 31, 2011, a liability of $282,000 for deferred compensation, including deferred severance was included in other liabilities in the accompanying consolidated balance sheets. This liability was eliminated by cash payments to current and former employees in 2012.

The Company also had established and sponsored an irrevocable trust commonly referred to as a “Rabbi Trust” related to severance payments due to a former executive. The trust assets are consolidated in the Company’s balance sheets in other assets and the related liability is included in other liabilities. The asset and liability balances related to this trust as of December 31, 2011 was 177,000. The assets and liabilities of the trust were eliminated by cash payments to a former employee in 2012.

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

The Company issues restricted stock to employees and directors under share-based compensation plans. For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense relating to restricted stock awards was $1,830,000, $1,474,000 and $218,000, respectively. A summary of non-vested restricted stock shares as of December 31, 2011 and changes during the year ended December 31, 2012, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Price
Outstanding, December 31, 2011	1,113,686	$3.85
Granted	75,638	4.85
Vested	(320,832)	3.87
Forfeited	(76,510)	3.91
Outstanding, December 31, 2012	791,982	$3.93

The weighted average fair values of restricted stock awards granted during the year ended December 31, 2012 were $4.85. The weighted average fair values of restricted stock awards granted during the year ended December 31, 2011 were $3.76. As of December 31, 2012, total unrecognized compensation cost related to restricted stock awards amounted to $1.0 million. This cost is expected to be recognized over a remaining period of 1.4 years.

The activity of stock options for the year ended December 31, 2012 is as shown:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2011	590,008	$7.86	3.69	$2,117
Granted	—	—
Exercised	(6,644)	5.21
Forfeited/Expired	(59,488)	10.03
Outstanding, December 31, 2012	523,876	7.64	2.94	1,884
Exercisable, December 31, 2012	434,802	$8.11	2.70	$1,696

No stock options were granted in 2012. The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2011 was $1.63. No stock options were granted in 2010. Proceeds from options exercised during the year ended December 31, 2012 were $34,000. There were no proceeds from options exercised during the years ended December 31, 2011 and 2010. The total fair value of the shares granted during the year ended December 31, 2011 was $5,000. At December 31, 2012, there was $104,106 of total unrecognized compensation cost related to non-vested stock option awards granted under the share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 0.2 years.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. In accordance with the FASB codification accounting guidance related to stock-based compensation, the fair values of the stock options were estimated using a lattice option pricing model. For the years ended December 31, 2012, 2011 and 2010, compensation expense related to stock options was $58,000, $156,000 and $324,000, respectively.

The Company uses the lattice binomial model formula to determine the fair value of stock options using the following estimates and assumptions. The expected volatility assumption used in the lattice option pricing model is based upon the weekly historical volatility of the Company’s stock price using a blend of the un-weighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption is for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption is based upon the Company’s capital planning model. The fair value of the options at the grant dates also follows. The weighted average values used for the 2011 stock option grants are shown below.

2011 Grants

Expected option term	8.0 years
Expected volatility	43.7%
Expected dividend yield	0.0%
Risk-free interest rate	2.51%
Stock option fair value	$1.63

NOTE 19—TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Company, and the Company expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. There was no extension of credit to related parties at December 31, 2012 or 2011. Deposits of related parties held by the Company at December 31, 2012 and 2011 amounted to approximately $692,000 and $432,000, respectively.

NOTE 20—CONCENTRATIONS OF CREDIT RISK

The Company maintains balances in correspondent bank accounts which may at times exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to financial strength of the correspondent banks. The Company has not experienced any losses in such accounts.

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market areas, primarily Los Angeles, Orange, Ventura, San Diego, Riverside, San Luis Obispo and San Bernardino County, California. Many of such customers are also depositors of the Company. The concentrations of credit by type of loan are set forth in Notes 5 and 6. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2012. The Company’s loan policies require the extension of a non-real estate secured credit to any single borrower or group of related borrowers in excess of $2.0 million to be approved by the loan committee. The Company’s loan policies require the extension of a real estate secured credit to any single borrower or group of related borrowers in excess of $3.0 million to be approved by the loan committee.

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

The following summarizes the Company’s outstanding commitments:

	2012	2011
	(in thousands)
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$161,395	$159,530
Commercial and standby letters of credit	1,651	1,475
	$163,046	$161,005

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

As of December 31, 2012 and 2011, the Company maintained a reserve for unfunded commitments of $86,000 and $101,000, respectively. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

NOTE 22—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make commitments to extend credit or issue letters of credit to customers. We generally do not recognize these commitments in our balance sheet. These commitments do involve, to varying degrees, elements of credit risk; however, we use the same credit policies and procedures as we do for on-balance sheet credit facilities. Commitments to extend credit were $161.4 million at December 31, 2012 compared with $159.5 million at December 31, 2011. Commercial and stand-by letters of credit were $1.7 million and $1.5 million at December 31, 2012 and December 31, 2011, respectively.

Rental expense on operating leases included in occupancy expense in the consolidated statements of operations was $2,875,000 in 2012, $2,900,000 in 2011 and $2,754,000 in 2010. Estimated operating lease commitments for the next 5 years and thereafter is as follows:

Year	Amount
(in thousands)
2013	$2,857
2014	2,040
2015	1,631
2016	1,414
2017	1,284
Thereafter	2,761
$11,987

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

In February 2011, First California Bank was named as a defendant in a putative class action alleging that the manner in which the Bank posted charges to its consumer demand deposit accounts breached an implied obligation of good faith and fair dealing and violates the California Unfair Competition Law. The action also alleged that the manner in which the Bank posted charges to its consumer demand deposit accounts is unconscionable, constitutes conversion and unjustly enriches the Bank.  The case was settled with the plaintiff in February 2013 for a settlement payment of $500 plus the plaintiff’s attorney fees.

Nine lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles by various former clients of political campaign and non-profit organization treasurer Kinde Durkee.  The lawsuits are entitled (i) Wardlaw, et al. v. First California Company, et al. (Case No. SC114232) (the “Wardlaw Action”), filed September 23, 2011; (ii) Lou Correa for State Senate, et al. v. First California Company, et al. (Case No. BC479872) (the “Correa Action”), filed February 29, 2012; (iii) Committee to Re-elect Lorreta Sanchez, et al. v. First California Company, et al. (Case No. BC479873) (the “Sanchez Action”), filed February 29, 2012, (iv) Holden for Assembly v. First California Company, et al. (Case No. BC 489604) (“Holden Action”), filed August 3, 2012; (v) Latino Diabetes Ass’n v. First California Company, et al. (Case No. BC 489605) (“LDA Action”), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Company, et al. (Case No. 492855) (“Solorio Action”), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Company, et al. (Case No. BC 492878) (“Foster Action”), filed September 27, 2012; (viii)  Los Angeles County Democratic Central Committee, et al. v. First California Company, et al. (Case No. BC 492854) (“LACDCC Action”), filed September 27, 2012; and (ix) National Popular Vote, et al. v. First California Bank, et al. (Case No. BC501213) ("NPV Action"), filed February 19, 2013  Plaintiffs in each of the cases claim, among other things, that the Company aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at the Company.  Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

Each of the cases is pending before the same judge, who is coordinating their progress.  Except for the NPV Action, the Company has answered each of the complaints in the cases in which the Company has been served, and the parties are engaged in discovery.  A trial date has not yet been scheduled in any of the actions.

On September 23, 2011, the Company filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC470182), pursuant to which the Company interplead the sum of $2,539,049 as the amounts on deposit in accounts at the Company that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the “Interpleader Action”). The Company seeks an order requiring the defendants to interplead and litigate their respective claims, discharging the Company from any and all liability, and restraining proceedings or actions against the Company by the defendants. The Company also seeks its costs and reasonable attorneys’ fees. The Interpleader Action has been related to the other actions, described above, and is pending before the same judge.

On June 18, 2012, the Company moved for summary judgment in the Interpleader Action.  At hearings held on October 3, 2012, November 2, 2012, and January 25, 2013, the Court entered summary judgment with respect to a majority of the accounts at issue.

 On November 20, 2012, a purported stockholder of the Company filed a lawsuit in connection with the proposed merger between the Company and PacWest Bancorp (“PacWest”) announced on November 6, 2012. Captioned Paul Githens v. C.G. Kum, et al., Case No. BC496018, the suit was filed in the Superior Court of the State of California, Los Angeles County, against the Company, its directors, and PacWest. It is brought as a putative class action and alleges that the Company’s directors breached certain alleged fiduciary duties to the Company’s stockholders by approving the merger agreement pursuant to an allegedly unfair process and at an allegedly unfair price. It alleges that PacWest aided and abetted those breaches. The suit seeks, among other things, to enjoin consummation of the merger. On January 24, 2013, the plaintiff filed an amended complaint, adding claims that the defendants failed to disclose material information concerning the merger. On March 4, 2013, the court sustained the defendants’ demurrers to the plaintiff’s complaint with leave to amend.

On March 17, 2013, the Company and PacWest entered into a memorandum of understanding with the plaintiff in the suit regarding the settlement of the suit.  In connection with the settlement of the suit, we made supplemental disclosures to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 13, 2013, by filing a Form 8-K filed with the SEC on March 18, 2013.  The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Superior Court of the State of California will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the merger agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to the Company’s stockholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel will file a petition in the Superior Court of the State of California for an award of attorneys’ fees and expenses to be paid by the Company or its successor. The settlement will not affect the consideration that the Company’s stockholders are entitled to receive in the merger. There can be no assurance that the parties will enter into a stipulation of settlement, or that the court will approve any proposed settlement.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Merchant card processing----Merchant card processing guarantees represent the Bank’s indirect obligations in connection with the processing of credit and debit card transactions on behalf of merchants. The EPS division provides transaction processing services to various merchants through an independent third party vendor (“ISO”) with respect to credit and debit cards and has potential liability for card transaction processing services. The nature of the liability arises as a result of a billing dispute (“chargeback”) between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the ISO is unable to collect this amount from the merchant, the ISO bears the loss for the amount of the chargeback refund paid to the cardholder. If the ISO and merchant are insolvent or incapable of paying the chargeback, the Bank bears the risk and responsibility to pay the chargeback.

Our risk of loss is mitigated as the cash flows between the Bank and the merchant are settled on a net basis with the networks (Visa, MasterCard and Discover) directly through the Bank, and the Bank has the right to offset any payments with cash flows otherwise due to the merchant. Additionally, the Bank retains cash reserve accounts on balance to offset risk for merchants and the ISO. To further mitigate this risk the Bank may delay settlement. The Bank may require at any time an increase to reserve account balances. The Bank also maintains an insurance policy of $10.0 million for losses due to fraud.

The Bank’s maximum potential contingent liability related to merchant card processing services is estimated to be the total volume of card transactions that meet the requirements to be valid chargeback transactions at any given time. However, the Bank believes that the maximum exposure is not representative of the actual potential loss exposure based on the Bank’s historical experience. The Bank assesses the probability and amount of its contingent liability related to merchant card processing based on the financial strength of the ISO, the extent and nature of unresolved charge-backs and its historical loss experience. For the years ended December 31, 2012 and 2011, the Bank incurred no losses related to merchant card processing activities.

Prepaid card services---Prepaid card services guarantees represent the Bank’s indirect obligations in connection with the processing of prepaid card transactions on cards issued by the Bank.  The EPS division provides card issuing and sponsorship services through various third party service providers (“Program Managers”), who are considered third-party affiliates of the Bank, with respect to various prepaid card programs and has potential liability for prepaid card processing services. The nature of the liability arises from possible non-compliance with legal and regulatory requirements related to the prepaid card programs. The prepaid card programs are subject to federal, state and local laws and regulations including anti-money laundering laws, escheatment laws, privacy and safeguard laws, banking regulations and consumer protection laws. These laws are continuously evolving and sometimes ambiguous or inconsistent, and the extent to  particular practices of the Bank and its Program Managers is at times unclear. Any failure to comply with applicable law, either by us or our Program Managers could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines, restitution to customers and other penalties.

If the Bank is subject to monetary losses, such as payment of restitution to prepaid card customers, related to prepaid card services, the contracts between the Bank and the Program Managers require the Program Managers to provide indemnification to the Bank. However, based on the financial strength of the Program Managers or other factors, the Bank may potentially be liable for the payment of the fines or penalties because we are the issuing bank of the cards. If a Program Manager is required to pay restitution to its customers, based on the financial strength of the Program Manager or other factors, the Bank may potentially be liable for the payment of the restitution because we are the issuing bank of the cards.

The Bank assesses the probability and amount of its contingent liability related to prepaid card services based on the financial strength of the Program Managers, the extent and nature of known violations of laws and regulations and historical trends in loss experience. The Company requires the Program Managers to maintain a specific cash reserve accounts on deposit the Company to mitigate risk. The Bank may require at any time an increase to reserve account balances. The Bank also maintains an insurance policy of $10.0 million for losses due to fraud. For the years ended December 31, 2012 and 2011, the Bank incurred no losses related to prepaid card services.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2012, that the Company meets all capital adequacy requirements to which it is subject.

The preferred stock Series C shares issued to the U.S. Treasury under the SBLF program qualify as Tier 1 capital.

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012
Total capital	$209,164	18.19%	$91,971	≥ 8.00%
(to risk weighted assets)
Tier I capital	$194,746	16.94%	$45,986	≥ 4.00%
(to risk weighted assets)
Tier I capital	$194,746	10.20%	$76,396	≥ 4.00%
(to average assets)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$194,694	17.32%	$89,924	≥ 8.00%
(to risk weighted assets)
Tier I capital	$180,597	16.07%	$44,962	≥ 4.00%
(to risk weighted assets)
Tier I capital	$180,597	10.33%	$69,906	≥ 4.00%
(to average assets)

Common stockholders are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation may declare and pay dividends out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets). In addition, First California may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since December 31, 2012 that management believes may have changed the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012
Total capital	$208,901	18.16%	$92,025	≥ 8.00%	$115,031	≥ 10.00%
(to risk weighted assets)
Tier I capital	$194,474	16.91%	$46,013	≥ 4.00%	$69,019	≥ 6.00%
(to risk weighted assets)
Tier I capital	$194,474	10.18%	$76,409	≥ 4.00%	$95,512	≥ 5.00%
(to average assets)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011
Total capital	$192,227	17.10%	$89,944	≥ 8.00%	$112,430	≥ 10.00%
(to risk weighted assets)
Tier I capital	$178,126	15.84%	$44,972	≥ 4.00%	$67,458	≥ 6.00%
(to risk weighted assets)
Tier I capital	$178,126	10.18%	$69,968	≥ 4.00%	$87,460	≥ 5.00%
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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2012.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2012, Using
	Fair value at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$8,011	$—	$8,011	$—
U.S. government agency notes	32,608	—	32,608	—
U.S. government agency mortgage-backed securities	166,749	—	166,749	—
U.S. government agency collateralized mortgage obligations	163,054	—	163,054	—
Municipal securities	7,892	—	7,892	—
Other domestic debt securities	2,727	—	—	2,727
Interest rate caps	106	—	106	—
Total assets measured at fair value	$381,147	$—	$378,420	$2,727

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012, Using
	Fair value at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$13,472	$—	$—	$13,472	$(524)
Non-covered foreclosed property	14,895	—	—	14,895	(1,732)
Covered foreclosed property	3,900	—	—	3,900	—
Total assets measured at fair value	$32,267	$—	$—	$32,267	$(2,256)

The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2011.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
U.S. Treasury notes/bills	$45,161	$—	$45,161	$—
U.S. government agency notes	59,446	—	59,446	—
U.S. government agency mortgage-backed securities	133,675	—	133,675	—
U.S. government agency collateralized mortgage obligations	168,174	—	168,174	—
Private label collateralized mortgage obligations	13,042	—	13,042	—
Municipal securities	29,325	—	29,325	—
Other domestic debt securities	4,912	—	2,384	2,528
Interest rate caps	466	—	466	—
Total assets measured at fair value	$454,201	$—	$451,673	$2,528

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011, Using
	Fair value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)
Non-covered impaired loans	$8,066	$—	$—	$8,066	$(622)
Non-covered foreclosed property	20,349	—	—	20,349	(5,784)
Covered foreclosed property	14,616	—	—	14,616	(455)
Total assets measured at fair value	$43,031	$—	$—	$43,031	$(6,861)

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

The following tables estimate fair values and the related carrying amounts of the Company’s financial instruments:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Fair
As of December 31, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$166,874	$166,874	$ −	$ −	$166,874
Securities available-for-sale	381,041	−	378,314	2,727	381,041
FHLB and other stock	10,784	−	−	10,784	10,784
Bank owned life insurance assets	13,097	13,097	−	−	13,097
Non-covered loans, net	1,061,193	−	−	966,505	966,505
Covered loans	102,431	−	−	116,141	116,141
FDIC shared-loss asset	45,345	−	−	24,129	24,129
Interest rate cap	106	−	−	106	106
Financial liabilities:
Demand deposits, money market and savings	1,239,272	$1,239,272	$ −	$ −	1,239,272
Time certificates of deposit	268,560	−	270,778	−	270,778
FHLB advances and other borrowings	107,054	−	110,767	−	110,767
Junior subordinated debentures	26,805	−	−	14,462	14,462
FDIC shared-loss liability	3,900	−	−	3,900	3,900

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Fair
As of December 31, 2011	Amount	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$61,432	$61,432	$ −	$ −	$61,432
Securities available-for-sale	453,735	−	451,207	2,528	453,735
FHLB and other stock	11,567	−	−	11,567	11,567
Bank owned life insurance assets	12,670	12,670	−	−	12,670
Non-covered loans, net	918,356	−	−	822,081	822,081
Covered loans	135,412	−	−	137,147	137,147
FDIC shared-loss asset	68,083	−	−	68,083	68,083
Interest rate cap	466	−	−	466	466
Financial liabilities:
Demand deposits, money market and savings	1,075,233	$1,075,233	$ −	$ −	1,075,233
Time certificates of deposit	350,036	−	351,815	−	351,815
FHLB advances and other borrowings	117,719	−	123,375	−	123,375
Junior subordinated debentures	26,805	−	−	14,173	14,173
FDIC shared-loss liability	3,757	−	−	3,757	3,757

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

NOTE 25—SUBSEQUENT EVENTS

                On January 30, 2013, the Company, the Bank and Premier Service Bank announced that they jointly agreed to terminate that certain Agreement and Plan of Merger dated February 27, 2012, as amended, among the parties. Under the terms of the Merger Agreement the transaction was to be accomplished by December 31, 2012. As the parties were unable to accomplish the transaction by that date, the parties mutually determined that it was in the best interest of both companies to terminate the Merger Agreement. The termination agreement entered into between the parties includes mutual general releases of all claims.

On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. The Company previously announced on November 6, 2012, that the Company and PacWest entered into a Merger Agreement pursuant to which the Company would merge with and into PacWest, with PacWest as the surviving corporation. As previously disclosed in the amended Registration Statement on Form S-4 of PacWest, PacWest concluded that the EPS division was not suited to PacWest’s commercial banking business model and PacWest would proceed to exit the EPS division upon completion of the PacWest Merger. As part of the wind down of the EPS division, the Bank will terminate its membership in card processing networks and will no longer issue payment cards. The Company has targeted December 31, 2013 for substantial completion of its wind down of the EPS division. Therefore, the results of operations of the EPS division will be presented as “discontinued operations” in future filings.

NOTE 26—PARENT COMPANY ONLY FINANCIAL INFORMATION

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2012 and 2011, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2012.

Balance Sheet

	December 31,
	2012	2011
	(in thousands)
Cash and due from banks	$1,134	$3,218
Investment in subsidiary bank	260,199	246,977
Other assets	1,047	1,991

Total assets	$262,380	$252,186

Junior subordinated debentures	$26,805	$26,805
Other liabilities	1,457	2,274

Total liabilities	28,262	29,079

Shareholders’ equity:
Preferred stock	26,000	26,000
Common stock	292	292
Additional paid-in-capital	175,188	173,062
Treasury stock	(255)	—
Retained earnings	33,451	25,427
Accumulated other comprehensive loss	(558)	(1,674)

Total shareholders’ equity	234,118	223,107

Total liabilities and shareholders’ equity	$262,380	$252,186

Statements of Income

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$36	$88	$121
Interest expense	787	1,342	1,736
Net interest expense	(751)	(1,254)	(1,615)
Other operating income	—	—	—
Other operating expense	3,952	2,757	1,278
Loss before equity in net income of the Bank	(4,703)	(4,011)	(2,893)
Equity in net income of subsidiaries	12,095	25,712	3,340
Income before income tax benefit	7,392	21,701	447
Income tax benefit	(1,882)	(1,682)	(963)
Net income	$9,274	$23,383	$1,410

Statements of Cash Flow

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$9,274	$23,383	$1,410
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries, net	(12,095)	(25,712)	(3,340)
Stock-based compensation costs	1,888	1,630	542
Net increase (decrease) in other assets and other liabilities	320	1,113	(190)
Net cash provided by (used in) operations	(613)	414	(1,578)
Cash flows from investing activities:
Investment in subsidiary	—	—	(36,000)
Net cash used in investing activities	—	—	(36,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	34	—	—
Issuance of common stock	—	—	38,091
Repurchase of warrant	—	(599)	—
Purchases of treasury stock	(255)	—	—
Dividends paid on preferred stock	(1,250)	(1,097)	(1,250)
Net cash (used in) provided by financing activities	(1,471)	(1,696)	36,841
Net decrease in cash and cash equivalents	(2,084)	(1,282)	(737)
Cash and cash equivalents, beginning of year	3,218	4,500	5,237
Cash and cash equivalents, end of year	$1,134	$3,218	$4,500
Supplemental disclosures of cash flow information:
Cash paid for interest	$714	$1,317	$1,755
Cash paid for income taxes, net	$15,325	$8,200	$1,000

NOTE 27 — QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present the unaudited quarterly financial data for the years ended December 31, 2012, 2011 and 2010:

	2012 Quarters				2011 Quarters				2010 Quarters

	4th	3rd	2nd	1st	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(in thousands, except per share data)

Net interest income	$16,918	$17,006	$17,232	$16,169	$15,597	$15,618	$15,500	$12,779	$12,110	$11,107	$10,806	$10,673

Service charges, fees & other income	(905)	2,049	2,775	2,473	2,488	2,091	2,234	1,239	1,199	1,116	1,824	1,079

Gain on acquisitions	—	—	—	—	1,720	—	466	34,736	2,312	—	—	—

Gain (loss) on securities	4,317	61	593	(27)	2	209	490	(1,066)	(160)	1,181	130	114

Operating expenses	20,264	12,866	14,793	13,803	14,101	12,033	14,017	18,313	12,453	9,684	10,751	9,916

Provision for loan losses	—	500	500	500	796	1,550	500	2,500	1,199	3,618	1,766	1,754

Income (loss) before income tax	66	5,750	5,307	4,312	4,910	4,335	4,173	26,875	1,809	102	243	196
Income tax provision	26	2,286	2,122	1,727	2,048	1,819	1,756	11,287	727	38	96	79
Net income (loss)	$40	$3,464	$3,185	$2,585	$2,862	$2,516	$2,417	$15,588	$1,082	$64	$147	$117
Net income (loss) available to common shareholders	$(273)	$3,151	$2,872	$2,272	$2,549	$900	$2,104	$15,275	$767	$(249)	$(166)	$(196)

Earnings (loss) per common share:

Basic	$(0.01)	$0.11	$0.10	$0.08	$0.09	$0.03	$0.07	$0.54	$0.03	$(0.01)	$(0.01)	$(0.02)

Diluted	$(0.01)	$0.11	$0.10	$0.08	$0.09	$0.03	$0.07	$0.54	$0.03	$(0.01)	$(0.01)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2012, First California management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Moss Adams LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2012.

(c) Report of Independent Registered Public Accounting Firm:

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

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

Information required by this Item will appear in the proxy statement to be delivered to our stockholders in connection with the 2013 annual meeting of stockholders, or the 2013 Proxy Statement, and such information is herein incorporated by reference from the 2013 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item will appear in the 2013 Proxy Statement, and such information is herein incorporated by reference from the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will appear in the 2013 Proxy Statement, and such information is herein incorporated by reference from the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will appear in the 2013 Proxy Statement, and such information is herein incorporated by reference from the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will appear in the 2013 Proxy Statement, and such information is herein incorporated by reference from the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of First California Financial Group, Inc. are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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

2.5
Agreement and Plan of Merger, dated as of November 6, 2012, by and between PacWest Bancorp and First California Financial Group, Inc.  (Appendix A to the Joint Proxy Statement-Prospectus filed on February 13, 2013 by First California Financial Group, Inc. and incorporated herein by this reference).

3.1
Amended and Restated Certificate of Incorporation of First California Financial Group, Inc. (Exhibit 3.1 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

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

Exhibit Number	Description

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

4.9
Form of Certificate for the Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 4.11 of Form 10-K filed on March 15, 2012 by First California Financial Group, Inc. and incorporated herein by this reference).

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.40*
409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and C. G. Kum, dated December 29, 2008 (Exhibit 10.46 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.41*
409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Romolo Santarosa, dated December 29, 2008 (Exhibit 10.47 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.42*
409A Amendment to the First California Bank Salary Continuation Agreement and Split Dollar Agreement between the Bank and Richard Glass, dated December 29, 2008 (Exhibit 10.48 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.43
Lease, dated as of November 23, 2007, between Westlake Plaza Center East, LLC and First California Bank relating to Suite 300 offices at 3027 Townsgate Road, Westlake Village, California (Exhibit 10.49 to Form 10-K filed on March 31, 2009 by First California Financial Group, Inc. and incorporated herein by this reference).

10.44*
Amendment to the First California Bank Split Dollar Agreement between the Bank and C.G. Kum, dated December 16, 2009 (Exhibit 10.45 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.45*
Split Dollar Agreement between the Bank and Edmond Sahakian, dated April 24, 2006 (Exhibit 10.46 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.46*
Change in Control Agreement between the Bank and Romolo Santarosa, dated December 16, 2009 (Exhibit 10.47 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.47*
Change in Control Agreement between the Bank and Edmond Sahakian, dated December 16, 2009 (Exhibit 10.48 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.48*
Change in Control Agreement between the Bank and Cheryl Knight, dated December 16, 2009 (Exhibit 10.49 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.49*
Change in Control Agreement between the Bank and Donald Macaulay, dated December 16, 2009 (Exhibit 10.50 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

Exhibit Number	Description

10.50*
Change in Control Agreement between the Bank and William Schack, dated December 16, 2009 (Exhibit 10.51 to Form 10-K filed on March 5, 2010 by First California Financial Group, Inc. and incorporated herein by this reference).

10.51*
Change in Control Agreement between Bradley R. Brown and First California Financial Group, Inc., dated December 31, 2012 (Exhibit 10.1 to Form 8-K filed on January 7, 2013 by First California Financial Group, Inc. and incorporated herein by this reference).

10.52*
Change in Control Agreement between Gilbert J. Dalmau and First California Financial Group, Inc., dated December 31, 2012 (Exhibit 10.2 to Form 8-K filed on January 7, 2013 by First California Financial Group, Inc. and incorporated herein by this reference).

10.53
Voting and Support Agreement, by and among PacWest Bancorp, First California Financial Group, Inc., James O. Pohlad, Robert C. Pohlad and William M. Pohlad, dated as of November 6, 2012 (Exhibit 10.1 to Form 8-K filed on November 9, 2012 by First California Financial Group, Inc. and incorporated herein by this reference).

10.54
Voting and Support Agreement, by and among PacWest Bancorp, First California Financial Group, Inc. and directors of First California Financial Group, Inc., dated as of November 6, 2012 (Exhibit 10.2 to Form 8-K filed on November 9, 2012 by First California Financial Group, Inc. and incorporated herein by this reference).

10.55
Voting and Support Agreement, by and among PacWest Bancorp, First California Financial Group, Inc. and directors of PacWest Bancorp, dated as of November 6, 2012 (Exhibit 10.3 to Form 8-K filed on November 9, 2012 by First California Financial Group, Inc. and incorporated herein by this reference).

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

_____________________
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: March 18, 2013	By:	/s/ C. G. KUM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM	Director, President and Chief	March 18, 2013
C. G. Kum	Executive Officer (Principal Executive Officer)

/S/ ROMOLO SANTAROSA	Senior Executive Vice President and	March 18, 2013
Romolo Santarosa	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RICHARD D. ALDRIDGE	Director	March 18, 2013
Richard D. Aldridge

/S/ DONALD E. BENSON	Director	March 18, 2013
Donald E. Benson

/S/ JOHN W. BIRCHFIELD	Director	March 18, 2013
John W. Birchfield

/S/ JOSEPH N. COHEN	Director	March 18, 2013
Joseph N. Cohen

/S/ ROBERT E. GIPSON	Chairman of the Board of Directors	March 18, 2013
Robert E. Gipson

/S/ ANTOINETTE HUBENETTE, M.D.	Director	March 18, 2013
Antoinette Hubenette, M.D.

/S/ THOMAS TIGNINO	Director	March 18, 2013
Thomas Tignino