Form 10-K/A
period 2012-12-31
First California Financial Group, Inc.
filed 2013-04-30
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012. Because of our pending merger with PacWest Bancorp (“PacWest”), we have postponed our annual meeting of stockholders. If our merger with PacWest is completed as expected in the second quarter of 2013, then we will not hold an annual meeting of stockholders because we will merge with and into PacWest.

Except as set forth in Part III below and the addition of Exhibits 31.3 and 31.4, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of the Original Filing. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Amendment. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Our by-laws state that the Board of Directors shall consist of from seven to thirteen members. Directors are elected annually for a term ending on the next annual shareholders’ meeting date. If any director resigns, dies or is otherwise unable to serve out his or her term, the Board of Directors may fill the vacancy until the next Annual Meeting and until such time as a successor is duly elected and qualified.

The following information is provided regarding the Directors as of March 31, 2013. The term “Mergers” used throughout this Form 10-K/A refers to the reincorporation merger of National Mercantile Bancorp with and into its wholly-owned subsidiary, First California, which was immediately followed by the merger of FCB Bancorp with and into First California, which was completed on March 12, 2007.  The term “the Bank” used throughout this Form 10-K/A refers to First California Bank.

Richard D. Aldridge Director since 2007 Age 65
Mr. Aldridge served as the Vice Chairman of the Board of FCB Bancorp from October 2005 until the completion of the Mergers, and was a director from 1993 until the completion of the Mergers. He was employed for 19 years by Weyerhaeuser Company in Longview, Washington, where he was a business manager.  For the past 20 years, Mr. Aldridge has been the President and CEO of B & R Supply, Inc., an industrial tool distributor.  Since 1990, he has held investments in multiple community banks and real estate in Ventura County.  Mr. Aldridge also served as interim Chairman of the Board of FCB Bancorp from 1998 to 1999.  Mr. Aldridge is the brother-in-law of John W. Birchfield.

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

Donald E. Benson Director since 2006 Age 82
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

We believe Mr. Benson’s qualifications to serve on our Board include his extensive knowledge of the Company and his service on the board of directors of National Mercantile prior to the completion of the Mergers, his previous experience in the public accounting profession, his extensive experience in the financial services industry and his experience serving on boards and committees of other entities.

John W. Birchfield Director since 2007 Age 61
Mr. Birchfield served as the Chairman of the Board of FCB Bancorp from October 2005 until the completion of the Mergers, and was a director from 1993 until the completion of the Mergers. Since 1995, Mr. Birchfield has served as the Chairman of the Board at B & R Supply Inc. He is also the managing partner of Ralston Properties LP, a privately held real estate management company.  Mr. Birchfield is the brother-in-law of Richard D. Aldridge.  Mr. Birchfield currently serves as the Chairman of the Board for First California Bank.

We believe Mr. Birchfield’s qualifications to serve on our Board include his extensive knowledge of the Company and his service on the board of directors prior to the completion of the Mergers, his experience serving on boards and committees of other companies and his knowledge and experience in the real estate industry and knowledge of the markets we conduct business in.

Joseph N. Cohen Director since 2006 Age 67
Mr. Cohen served as a director of National Mercantile from 1998 until the completion of the Mergers. Mr. Cohen has been President of American Entertainment Investors, Inc., a media financing and consulting firm, since February 1996 and a director of Exclusive Media Holdings Limited since 2010.

We believe Mr. Cohen’s qualifications to serve on our Board include his extensive knowledge of the Company and his experience serving on the board of directors of National Mercantile prior to the Mergers, as well as his knowledge of financial markets and knowledge and experience in the financial services industry.

Robert E. Gipson Director since 2007 Age 66
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

We believe Mr. Gipson’s qualifications to serve on our Board include his extensive knowledge of the Company and his experience serving on the board of directors of National Mercantile prior to the Mergers as well as his extensive experience in the financial services industry. In addition, Mr. Gipson’s background as a Chartered Financial Analyst, a member of the CFA Institute and a lawyer provide a unique perspective to the Board.

Antoinette T. Hubenette, M.D. Director since 2006 Age 64
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

We believe Dr. Hubenette’s qualifications to serve on our Board include her extensive knowledge of the Company and her experience serving on the board of directors of National Mercantile prior to the Mergers, as well as her experience serving on the boards and committees of other companies and the experience she acquired through her leadership roles at Cedars-Sinai Medical Group, Beverly Hills.

C. G. Kum Director since 2007 Age 58
C. G. Kum began his banking career in 1977. Over the years, he has held management positions in corporate lending, special assets and credit administration.

Mr. Kum has been our President and Chief Executive Officer since 2007 upon the completion of the Mergers. Mr. Kum has also served as the President and Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) since September 1, 1999. Under his leadership, the Bank has grown from two branches and $100 million in total assets to 19 branches and $1.8 billion in total assets. Mr. Kum is a graduate of University of California at Berkeley and received his Master’s Degree in Business Administration from Pepperdine University. He also is a graduate of Stonier Graduate School of Banking. He is a past President of the Board of Directors of Community Bankers of California. Mr. Kum currently serves on the government relations council for the American Bankers Association and is a board member of the California Bankers Association and Ventura County Council, Boy Scouts of America.

We believe Mr. Kum’s qualifications to serve on our Board include his more than 30 years of experience in the banking industry. In addition, his day to day leadership, as President and Chief Executive Officer of the Bank, provide him with intimate knowledge of our operations and the markets we conduct business in.

Thomas Tignino Director since 2007 Age 65
Mr. Tignino served as a director of FCB Bancorp from January 2006 until the completion of the Mergers. Mr. Tignino is the founder and managing partner of Tignino & Lutz LLP, a multi-service accountancy firm established in 1980. His firm specializes in audit, tax planning and compliance, estate planning and investment review. Mr. Tignino also served as a director of Los Robles Bank from 1988 to 2001. Mr. Tignino is a CPA, MBA and is a member of the AICPA tax division. Mr. Tignino currently serves as Vice Chairman of the Audit Committee of the Board.

We believe Mr. Tignino’s qualifications to serve on our Board include his knowledge of the Company and his extensive experience with financial accounting matters as a practicing Certified Public Accountant. In addition, Mr. Tignino serves as the “audit committee financial expert” of the Audit Committee of the Board, as that term is defined in SEC Regulation S-K.

EXECUTIVE OFFICERS

The table below sets forth our current executive officers, their ages as of March 31, 2013, and their positions.

Name	Age	Position
C. G. Kum	58	Director, President and Chief Executive Officer of the Company and the Bank

Romolo Santarosa	56	Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer of the Company and the Bank

Bradley Brown	48	Executive Vice President and Chief Audit Executive/Chief Risk Officer of the Bank

Gilbert Dalmau	56	Executive Vice President and Chief Banking Officer of the Bank

William Schack	51	Executive Vice President and Chief Credit Officer of the Bank

As used throughout this Form 10-K/A, the term “executive officer” means our President and Chief Executive Officer, our Senior Executive Vice President and Chief Operating Officer/Chief Financial Officer, our Executive Vice President and Chief Audit Officer/Chief Risk Officer, our Executive Vice President and Chief Credit Officer and our Executive Vice President, Chief Banking Officer. Our Chairman of the Board, Corporate Secretary and other Vice Presidents are not executive officers.

Biographical Information Regarding Our Executive Officers

C. G. Kum, Director, President and Chief Executive Officer. Mr. Kum has been our President and the Chief Executive Officer since 2007 upon completion of the Mergers. Mr. Kum has also served as the President and Chief Executive Officer of First California Bank (formerly known as Camarillo Community Bank) since September 1, 1999. Prior to First California Bank, Mr. Kum served as Executive Vice President and Chief Credit Officer of City Commerce Bank from 1993 until 1999. Prior to City Commerce Bank, Mr. Kum served as Vice President and Division Manager of Special Projects Division for Colorado National Bank from 1987 until 1993. From 1984 until 1987, Mr. Kum served as Regional Vice President and Manager of Asset Quality Administration for United Banks of Colorado. He is a past President of the Board of Directors of Community Bankers of California and a member of the Board of Directors of California Bankers Association. Mr. Kum is a graduate of the University of California at Berkeley and received his Master’s Degree in Business Administration from Pepperdine University. He also is a graduate of Stonier Graduate School of Banking.

Romolo Santarosa, Senior Executive Vice President and Chief Operating Officer/Chief Financial Officer. Mr. Santarosa has been our Chief Financial Officer since 2007 upon completion of the Mergers. Mr. Santarosa became our Chief Operating Officer in March 2011. Prior to the Mergers, Mr. Santarosa joined First California Bank in November 2002 as a member of Executive Management responsible for finance, accounting, investor relations, technology and bank operations. Prior to First California Bank, Mr. Santarosa served as chief financial officer or controller for several Southern California-based banks and bank holding companies, as controller for a New England-based bank and bank holding company and as a senior audit manager for a New York-based international public accounting firm. Mr. Santarosa is a certified public accountant (inactive) in New York and Connecticut. In addition, he is a member of the American Institute of CPA’s, the California State Society of CPA’s, a Director of Data Center, Inc., a full-service bank technology company and a member of the City of Rancho Palos Verdes, California Finance Advisory Committee. Mr. Santarosa is a graduate of Ithaca College.

Bradley R. Brown, Executive Vice President and Chief Audit Executive/Chief Risk Officer.  Mr. Brown has been our Executive Vice President and Chief Audit Executive/Chief Risk Officer since March 2010. Prior to joining First California Bank, Mr. Brown served as Executive Vice President and Chief Audit Executive and Chief Risk Officer of Pacific Capital Bancorp since 2008 and prior to that position served as its Senior Vice President and Director of Internal Audit from 1999 to 2008. Mr. Brown received his bachelor’s degree in business administration from University of Wisconsin-Eau Claire and is a graduate of the BAI Graduate School of Banking and the ABA Graduate School of Compliance Management. Mr. Brown is a Certified Internal Auditor, Certified Bank Auditor, Certified Financial Services Auditor and a Certified Risk Professional.

 Gilbert J. Dalmau, Executive Vice President and Chief Banking Officer. Mr. Dalmau has been our Executive Vice President and Chief Banking Officer since July 2011. Prior to then, from 2006 through 2010, he served as President and CEO at Americas United Bank in Glendale, California. Mr. Dalmau received his bachelor’s degree in business administration/accounting from California State University, Northridge.

William Schack, Executive Vice President and Chief Credit Officer.  Mr. Schack has been our Chief Credit Officer since 2009 and was promoted to executive vice president in 2011. Prior to that position, Mr. Schack served as managing director and deputy chief credit officer of Imperial Capital Bank from 2001 to 2005. Prior to Imperial Capital Bank, Mr. Schack served at First Bank of Beverly Hills from 1997 to 2001, where he was ultimately promoted to the position of chief operating officer and chief financial officer. Prior to serving at First Bank of Beverly Hills, he held various management positions at First Los Angeles Bank and Western Federal Savings Bank. Mr. Schack received his bachelor’s degree from the University of California, Los Angeles, and his MBA from the University of Southern California.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC.  Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on a review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with and filed in a timely manner during 2012.

CODE OF ETHICS

        The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy is available on the Company’s website at www.fcalgroup.com or by contacting Investor Relations at 3027 Townsgate Road, Suite 300, Westlake Village, CA 91361. A copy will be provided without charge.

CORPORATE GOVERNANCE; BOARD COMMITTEES

Board Leadership Structure and Risk Oversight

The Board is comprised of eight directors, seven of whom are independent directors, and Mr. Kum, our President and Chief Executive Officer.  One of our independent directors, Mr. Gipson, serves as our non-executive Chairman of the Board.  The Company believes that its largely independent Board provides useful oversight and allows the Board to fulfill its duties effectively.  The Company believes that it is beneficial to separate the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board, in consultation with the Chief Executive Officer, sets the agenda for the Board meetings and presides over meetings of the Board.  In addition, the Company believes that the separation of the roles provides a more effective monitoring and objective evaluation of the Chief Executive Officer’s performance.  The separation of the roles also allows the Chairman of the Board to strengthen the Board’s independent oversight of the Company’s performance and governance standards.

The Board has delegated primary responsibility for overseeing risk management for the Company to the Audit Committee of the Board of Directors. On a quarterly basis, the Company’s Chief Audit Executive/Chief Risk Officer provides a comprehensive risk report to the Audit Committee of the Board of Directors. While the Audit Committee has primary responsibility for overseeing risk management, our entire board of directors is actively involved in overseeing risk management for the Company. Additionally, at least quarterly, the full board receives a report from the chairman of the Audit Committee covering the topics discussed at the Audit Committee meetings. The full board also engages in periodic discussions with the Chief Audit Executive/Chief Risk Officer, Chief Executive Officer, Chief Financial Officer/Chief Operating Officer, Chief Credit Officer and other company officers as the Board may deem appropriate related to risk management. In addition, each committee of the Board has been assigned oversight responsibility for specific areas of risk and risk management. The committees consider risks within their areas of responsibility; for instance, the Compensation Committee considers risks that may result from changes in compensation programs.

The Chief Audit Executive/Chief Risk Officer is responsible for management of the internal audit, risk management and compliance programs of the Company. The Chief Audit Executive/Chief Risk Officer reports directly to the Audit Committee of the Board of Directors and indirectly reports to the Chief Executive Officer for administrative purposes.

The Company believes that the foregoing structure and practices, when combined with the Company’s other governance policies and procedures, function extremely well in strengthening Board leadership, fostering cohesive decision-making at the Board level, improving problem solving and enhancing strategy formulation and implementation.

Board and Board Committees; Meetings

The Board of Directors met 13 times during fiscal year 2012.  All directors attended at least 75% of all meetings of the Board of Directors and Board Committees on which he or she served in 2012.

The following information is provided regarding certain standing Committees of the Board of Directors during 2012.

Audit Committee

The Audit Committee of the Board of Directors was formed on March 12, 2007 upon completion of the Mergers.  The Audit Committee’s current charter was approved by the Board of Directors on January 30, 2013. The Audit Committee charter is available on our website at www.fcalgroup.com. The Audit Committee consists of directors Birchfield (Chair), Benson, Cohen, Gipson and Tignino. The Board of Directors has determined that all of the members of the Audit Committee are “independent” in accordance with applicable NASDAQ Marketplace Rules and SEC rules. The Board of Directors has also determined that Thomas Tignino is an “audit committee financial expert” as that term is defined in SEC Regulation S-K.

First California’s Audit Committee is responsible for providing assistance to the Board of Directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance function, as well as those of First California’s subsidiaries.

The Audit Committee held eight meetings during 2012.

Compensation Committee

The Compensation Committee of the Board of Directors was formed on March 12, 2007 upon completion of the Mergers.  The Compensation Committee’s current charter was approved by the Board of Directors on December 19, 2012. The Compensation Committee charter is available on our website at www.fcalgroup.com. The members of the Compensation Committee are: directors Aldridge, Benson (Chair) and Hubenette, none of whom are executive officers of First California. The Board of Directors has determined that all members of the Compensation Committee are “independent” in accordance with applicable NASDAQ Marketplace Rules.

The Compensation Committee recommends to the Board of Directors all elements of compensation for the executive officers and exercises the Board of Directors’ authority with respect to the implementation and administration of the executive compensation programs and policies of First California. The Compensation Committee also administers the restricted stock and stock option plans of First California.  The Compensation Committee consults with C. G. Kum, First California’s President and Chief Executive Officer, on compensation matters. The Compensation Committee engaged Pearl Meyer & Partners to assist the committee in calculating amounts payable under various executive compensation arrangements. Pearl Meyer & Partners was paid $73,790 for their services in 2012. The Compensation Committee has evaluated the independence of Pearl Meyer & Partners under relevant Securities and Exchange Commission rules and has determined that there is no conflict of interest.

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee.

The Compensation Committee held seven meetings during 2012.

Governance and Nominating Committee

The Governance and Nominating Committee of the Board of Directors, or the GNC, was formed in March 2009.  The GNC operates under a charter which was approved by the Board of Directors on February 28, 2011. The GNC’s charter is available on our website at www.fcalgroup.com. The members of the GNC are: directors Cohen, Hubenette (Chair) and Tignino, none of whom are executive officers of First California. The Board of Directors has determined that all members of the GNC are “independent” in accordance with applicable NASDAQ Marketplace Rules.

Nominations Process

The GNC considers and develops governance standards for First California and establishes the requirements and qualifications for members of the Board.  The GNC, in consultation with the Chief Executive Officer and the Chairman, also recommends candidates for nomination and election to the Board of Directors of First California and to the Board of Directors of First California Bank.

In identifying and recommending nominees for positions on the Board of Directors, the GNC places primary emphasis on the criteria set forth under “Selection of Directors - Criteria” in our Corporate Governance Guidelines, namely: (1) personal qualities and characteristics, accomplishments and professional reputation; (2) current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business; (3) ability and willingness to commit adequate time to Board and committee matters; (4) the fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company; (5) diversity of viewpoints, backgrounds and experience; and (6) the ability and skill set required and other relevant experience.  The GNC periodically reviews the effectiveness of its policy for director nominations and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity.

The GNC does not set specific, minimum qualifications that nominees must meet in order for the GNC to recommend them to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of First California and the composition of the Board of Directors. Members of the GNC may seek input from other members of the Board in identifying possible candidates, and may, in its discretion, engage one or more search firms to assist in the recruitment of director candidates.

First California’s by-laws state that nominations for the election of individuals to the Board of Directors may be made by the Board of Directors or by any holder of our voting stock. Nominations, other than those made by the Board of Directors, must be made in writing. If a stockholder wishes to make such nominations, notice must be received by the Corporate Secretary of First California no less than 90 nor more than 120 days prior to the first anniversary date of the Annual Meeting for the preceding year. Any stockholders wishing to make a nomination to the Board of Directors must deliver a statement in writing setting forth the name of the person or persons to be nominated, the number and class of all shares of each class of our stock owned by each proposed nominee, as reported to the nominating stockholders by such nominee(s), the information regarding each such nominee required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the SEC, each such nominee’s signed consent to serve as a director of the Company if elected, and the nominating stockholders’ name and address and the number and class of all shares of each class of First California’s stock owned by the nominating stockholder.  The Board may require any proposed nominee to furnish such other information as the Board may reasonably require in determining whether the proposed nominee(s) would be considered “independent” under the various rules and standards applicable to First California. If nominations to the Board of Directors are not made as outlined above, the Chairman of the meeting may disregard the nominations and instruct the inspectors of election to disregard all votes cast for such nominees.

The GNC held two meetings in 2012.

Proposal Review Committee

The Proposal Review Committee of the Board of Directors, or the PRC, was formed in May 2012 to review, evaluate and negotiate possible strategic transactions on behalf of the Company. The members of the PRC are: directors Benson, Birchfield, Cohen and Gipson, none of whom are executive officers of First California. While the PRC was initially comprised of directors Benson, Birchfield, Cohen and Gipson, the other members of the Board of Directors attended and participated in each of the subsequent meetings held by the PRC (other than director Kum who did not attend executive sessions that took place at any of the meetings held by the PRC and the Board of Directors). The Board of Directors has determined that all members of the PRC are “independent” in accordance with applicable NASDAQ Marketplace Rules, except for director Kum.

The Proposal Review Committee held eleven meetings during 2012.

Director Attendance at Annual Meetings

The Board’s policy regarding director attendance at annual meetings of stockholders is that directors are required to attend.  All of the directors attended the annual meeting of stockholders in 2012. First California does not reimburse directors for expenses related to attendance at annual meetings of stockholders.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent First California Financial Group, Inc. specifically incorporates this Report by reference therein.

The Audit Committee reports to the Board of Directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and the audit process of First California Financial Group, Inc. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements included in our Annual Report on Form 10-K filed with the SEC.

Management is responsible for the Company’s financial reporting process including its system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accountants are responsible for auditing those financial statements.

The Audit Committee’s responsibility is to monitor and review these processes and procedures. The Audit Committee has relied on the information provided and on the representations made by management regarding the effectiveness of internal control over financial reporting, that the financial statements have been prepared with integrity and objectivity and that such financial statements have been prepared in conformity with generally accepted accounting principles. The Audit Committee also relies on the opinions of the independent public accountants on the consolidated financial statements and the effectiveness of internal controls over financial reporting. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, its consultations and discussions with management and the independent public accountants do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that our Company’s independent accountants are in fact “independent.”

The Audit Committee met and discussed with the independent public accountants the matters required to be discussed by Statements on Accounting Standards (SAS) No. 61, as currently in effect. In addition, the Audit Committee has discussed with the independent public accountants their independence from the Company and has received the written letter from the independent public accountants as required by Public Company Accounting Oversight Board (PCAOB)  Rule 3526 (Communication with Audit Committees Concerning Independence) and the SEC.

The Audit Committee also met and discussed with the independent public accountants issues related to the overall scope and objectives of the audit, the Company’s internal controls and critical accounting policies, and the specific results of the audit. Management was present at all or some part of each of these meetings. Lastly, the Audit Committee met with management and discussed the engagement of Moss Adams LLP as the Company’s independent public accountants.

Pursuant to the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year 2012 filed with the SEC.

March 18, 2013

AUDIT COMMITTEE

John W. Birchfield, Chairman Donald E. Benson
Joseph N. Cohen
Robert E. Gipson
Thomas Tignino

REPORT OF THE COMPENSATION COMMITTEE

The following Report of the Compensation Committee on Executive Compensation does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent First California Financial Group, Inc. specifically incorporates this Report by reference therein.

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth below as required by Item 402 of Regulation S-K promulgated under the Exchange Act. The Compensation Committee recommended the inclusion of the Compensation Discussion and Analysis in this Form 10-K/A.

April 24, 2013

COMPENSATION COMMITTEE

Donald E. Benson, Chairman Richard D. Aldridge
Antoinette T. Hubenette

COMPENSATION DISCUSSION AND ANALYSIS

 Compensation Philosophy and Objectives

The principal objectives of our compensation policies and executive compensation programs are to attract and retain high caliber executives who are critical to our long-term success, to provide a total compensation package in a cost effective manner, and to encourage management ownership of our stock while maximizing return on shareholders’ equity. We provide a comprehensive compensation package comprised of base salary, an annual cash incentive plan, a long-term equity compensation plan and health and welfare benefits. We believe our compensation practices encourage and motivate these individuals to achieve superior performance on both a short-term and long-term basis. This underlying philosophy pertains specifically to executive compensation as well as employee compensation at all other levels throughout our organization.

Our compensation program is designed to reward employees for meeting our corporate objectives. Our goal is to have a level of earnings growth and a return on equity consistent with enhancing shareholder value. These elements are at the core of our cash-based bonus program. The Compensation Committee believes that our compensation programs are effective in furthering our objectives of attracting, retaining and motivating the best qualified officers and ultimately will serve to increase our profitability and maximize shareholder value.

Role of the Compensation Committee

Our Compensation Committee is a standing committee appointed by our Board of Directors to oversee our compensation and employee benefit plans and practices, including our executive compensation plans, our incentive compensation and equity-based plans. The Compensation Committee’s authorities and responsibilities are set forth above under “CORPORATE GOVERNANCE; BOARD COMMITTEES.”

Role of the Executives in Compensation Determinations

In determining the appropriate compensation levels for our named executive officers (other than the Chief Executive Officer), the Compensation Committee meets outside the presence of all executive officers; other than, as requested by the Committee, our Chief Executive Officer. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding base salary levels, performance goals, bonuses and equity incentive awards for our named executive officers (other than our Chief Executive Officer). Only the Compensation Committee members, who are all independent, vote upon decisions regarding executive compensation.

With respect to the compensation of our Chief Executive Officer, the Compensation Committee meets outside his presence and the presence of all our executive officers. The Chief Executive Officer provides recommendations to the Compensation Committee regarding his own compensation. All votes regarding the recommendation of the Chief Executive Officer's compensation takes place in an executive session, without the Chief Executive Officer present. The Compensation Committee bases any changes in the Chief Executive Officer’s compensation on a variety of factors, including but not limited to Company and personal performance, achievement of Company objectives and periodic market reviews.

Components of Compensation

The Company compensates its executive officers in three ways: base salary, annual cash bonus opportunity and periodic grants of time-based and performance-based restricted stock. The Compensation Committee has not established a policy or target for the allocation between either cash and non-cash or short-term and long-term compensation. Rather, the Compensation Committee undertakes a subjective analysis to determine the appropriate level and mix of compensation in order to link a substantial portion of executive compensation to the financial strength, long-term profitability and risk management of the Company, align the interests of our executive officers with the interests of our stockholders and to retain highly competent executives. The Compensation Committee reviews at least annually all components of compensation payable to the CEO and the other executive officers, in terms of current compensation, long-term and incentive compensation, perquisites and payouts upon or following a change in control of the Company, to ensure that the compensation program is meeting the goals of the Company’s compensation philosophy described above. In determining each component of compensation, the total compensation package of each named executive officer is considered.

Base Salary – This is fixed cash compensation that reflects each executive’s position, experience, individual performance, responsibilities, and expertise. Each executive officer is eligible for an annual increase in base salary, which, if increased, generally takes effect during the month of January. The Compensation Committee does not tie its base salary decisions to any particular benchmarks, formulas, measurements or criteria, but the Compensation Committee considers the Company’s performance, individual executive performance, and compensation levels paid by comparable financial institutions, and may refer to analyses and guidance from consultants during the annual review process. Although the base salary component of our compensation package for each executive officer is competitive with companies of similar size to us and with comparable operating results within the banking industry, our Compensation Committee relies less on base salary and more on annual cash incentives and long-term stock-based incentives to reward executives.

Annual Cash Incentives – We maintain an incentive bonus plan which is designed to provide an incentive to our executives to meet a minimum amount of earnings which helps us meet our overall strategic objectives. Annual cash incentives are designed to supplement the base salary so as to bring the total compensation of our named executive officers to a level that is competitive in the industry. This helps us attract and retain highly qualified executives.

The Compensation Committee determines annual cash incentives in two stages. First, the Compensation Committee determines whether we have met the net income requirement necessary to establish a bonus pool for the current year under consideration. Second, if a bonus pool exists, the Compensation Committee considers the appropriate allocation of the total amount in the bonus pool among our executive officers, other officers and other employees. The Company’s net income, inclusive of the bonus pool amount, must be equal to or greater than 85 percent of the Company’s Board-approved Profit Plan net income for the year under consideration in order for a bonus pool to be established. The amount of the bonus pool allocated to each employee is first calculated based on the product of the individual employee’s performance rating times the applicable bonus percentage based on the level of Profit Plan net income achieved. An employee’s performance rating considers, among other things and where applicable, the level of loan delinquencies, loan charge-offs and classified loans, the level of operating losses and the findings and ratings from our internal auditors, external auditors or bank examiners. For example, an employee rated 3.00 to 3.49 would receive a cash incentive of 15 percent of their base salary if the Company achieves 100 percent of the Profit Plan net income. The cash incentive percentage would decrease to 13.50 percent (15 percent times 90 percent) of base salary if the Company achieves 90 percent of the Profit Plan net income and would increase to 16.50 percent (15 percent times 110 percent) of base salary if the Company achieves 110 percent of the Profit Plan net income. Should the Company exceed 115 percent of the Board-approved Profit Plan net income the applicable bonus percentage will not exceed 115 percent. Once these calculations are performed, the executive officers may apply adjustments to the calculated amounts to determine the final amounts to be paid to the employees. These adjustments may be to prorate an amount for employees with the Company less than a year, may be based on the achievement of the individual employee’s goals and may be for other considerations. In any compensation year in which there is a significant transaction which has not been factored into the Board-approved net income amount for such fiscal year, the annual cash incentive targets will be adjusted as appropriate to enable the incentive compensation payout to match the expectations of the Board. For 2012, the Compensation Committee and the Board considered the Board’s February 13, 2013 decision to wind down the Electronic Payment Services division of the Bank when determining whether the net income requirement necessary to establish a bonus pool was met for the current year. Bonuses for 2012 were paid to Messrs. Kum and Santarosa in December 2012 and to Messrs. Dalmau, Schack and Brown in March of 2013. The Chief Executive Officer’s annual cash incentives are calculated in accordance with his employment agreement – see “Discussion of Summary Compensation Table” below.

Stock-Based Compensation – Long-term stock-based incentives encourage equity ownership by the named executive officers and align the interests of the officers with the long-term performance objectives of our shareholders and enhances our ability to attract and retain highly qualified executives on a basis consistent with industry practices.

Our 2007 Omnibus Equity Incentive Plan, as amended on May 26, 2011, or 2007 Plan, permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units. To date we have only granted stock options and restricted stock under the 2007 Plan. Our 2007 Plan aligns the interests of key employees, including the named executive officers, with those of our shareholders. We provide our named executive officers with an incentive to achieve superior performance by granting them long-term incentives to purchase our common stock at a fixed exercise price that equals the fair market value of the underlying stock on the date of the grant or, alternatively, restricted stock grants that vest over a certain number of years of service or vest if certain annual performance criteria are met.

The Compensation Committee administers our 2007 Plan. The Compensation Committee has the authority to select the key employees eligible for the incentive awards. The Compensation Committee does not utilize any performance goals in determining the number of stock-based incentive awards to be granted. In determining whether to grant stock-based incentive awards in 2012, the Compensation Committee, after consultation with the Chief Executive Officer, considered: (i) the number and current status of incentive awards previously granted to an executive officer, (ii) its own analysis of that employee’s contribution to the Company, including an assessment of the employee’s responsibilities, (iii) the number of incentive awards granted to executives with similar responsibilities at our peer banks and bank holding companies, (iv) the projected percentage such incentive compensation would constitute of each executive’s overall compensation and (v) the executive’s contributions expected toward the strategic growth, financial strength, risk management and profitability of the Company.

After considering the above factors, the Compensation Committee determined not to grant stock-based incentives to our named executive officers in respect of performance year 2012. All of the stock-based incentives granted to the named executive officers in 2011were in the form of restricted stock. We have not granted stock options to the named executive officers since 2009. The Compensation Committee takes into account the degree to which a grant of restricted stock versus stock options will incentivize its executives. The Compensation Committee believes granting restricted stock results in a more realizable value to its executives, thereby serving as a more effective incentive tool. The restricted stock grants in 2011 were a mix of time-based awards which vest in three equal annual installments in March 2012, 2013 and 2014 and performance-based awards which vest in three equal annual installments in March 2012, 2013 and 2014 provided that certain performance criteria are achieved with respect to the fiscal year ending immediately prior to the applicable vesting date. Failure to achieve the performance criteria will result in forfeiture of the shares of restricted stock subject to the applicable vesting date. The performance criteria were that (i) the Company achieved 85 percent or more of the net income goal established by the Board of Directors for the preceding fiscal year, and (ii) the Company’s Bank subsidiary’s asset quality as measured by the ratio of classified assets (excluding assets covered by shared-loss agreements with the FDIC) to Tier 1 capital plus the allowance for credit losses on loans and unused commitments was 50 percent or less as of the preceding fiscal year-end. The performance criteria for the awards vesting in March 2012 and March 2013 were achieved.

   Awards of long-term stock-based incentives in the form of restricted stock grants to our named executive officers and other executive officers generally occur during the first quarter along with the formal evaluation of such executive’s total compensation. Additionally, grants may also coincide with the hiring of an individual, promotions or the vesting of a previous grant.

401(k) Plan – Our 401(k) plan primarily provides retirement benefits to all eligible employees, including our named executive officers, by allowing the deferral of a portion of their compensation. We currently have no tax-deferred investment alternatives for our executive officers other than the 401(k) plan.

Change in Control Agreements – To ensure the continuity of management in the event of a change in control, a few of our current named executive officers entered into a change in control agreement or, in the case of our Chief Executive Officer, has change of control features incorporated into his existing employment agreement and salary continuation agreement. To receive benefits under the change of control agreements, there must be a change of control of the Company or Bank, and the executive’s employment must terminate (whether by the successor company without cause or by the employee himself for good reason) within one year of the occurrence of that change in control. The compensation committee believes that this trigger helps ensure successful integration in a change in control and allows the executive officer to focus on the successful completion of the transaction without distraction. Additionally, all outstanding unvested stock options or restricted stock would accelerate upon the occurrence of a change of control. For further information regarding these change in control provisions, see “Discussion of Summary Compensation Table” below. The Company’s plans and agreements do not contain any excise tax gross-up provisions.

Other Compensation – Our named executive officers participate in our broad-based employee benefit plans, such as medical, dental and supplemental disability and term life insurance programs. All of the named executive officers received an automobile allowance. Mr. Kum and Mr. Santarosa are party to salary continuation and split dollar agreements, which are described below in more detail in the section entitled “Discussion of Summary Compensation Table.” The total amounts of these items are reflected in the “Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table. Mr. Kum and Mr. Santarosa receive benefits related to split dollar life insurance policies. The total amounts of these items are reflected in the “All Other Compensation” column of the Summary Compensation Table. The Compensation Committee believes that these items enhance the effectiveness of our named executive officers and are consistent with industry practices in comparable banking companies. The Compensation Committee regularly reviews the perquisites we provide.

Tax Deductibility and Executive Compensation

           Section 162(m) of the Internal Revenue Code generally limits the corporate deduction for compensation paid to our named executive officers to $1 million per individual, unless certain requirements are met which establish that compensation as performance-based. The Compensation Committee has considered the impact of this tax code provision, and attempts, to the extent practical, to implement compensation policies and practices that maximize the potential income tax deductions available to us by qualifying such policies and practices as performance-based compensation exempt from the deduction limits of Section 162(m). The Compensation Committee will continue to review and modify our compensation practices and programs as necessary to ensure our ability to attract and retain key executives while taking into account the deductibility of compensation programs. Equity grants under our 2007 Plan and amounts paid pursuant to our incentive bonus plan are designed generally to satisfy the deductibility requirements of Section 162(m).

Item 11.         Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid for services received by our named executive officers for the last three fiscal years ended December 31, 2012, 2011 and 2010 (or such shorter period of time such executives have been serving us).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation(7)	Nonqualified Deferred Compensation Earnings(2)	All Other Compensation (3)	Total
C. G. Kum, President and Chief Executive Officer	2012	$500,000	—	—	—	$414,000	$120,028	$37,900	$1,071,928
	2011	$497,213	—	$1,125,000	—	$750,000(6)	$109,832	$39,322	$2,521,367
	2010	$433,125	—	—	—	—	$67,602	$34,470	$ 535,197
Romolo Santarosa, Senior Executive Vice President and Chief Operating Officer/Chief Financial Officer	2012	$284,000	—	—	—	$207,000	$44,359	$31,412	$ 566,771
	2011	$282,453	—	$675,000	—	$213,000	$40,180	$30,676	$1,241,309
	2010	$246,881	—	—	—	—	$29,842	$25,047	$ 301,770
Gilbert Dalmau, Executive Vice President and Chief Banking Officer	2012	$257,813	—	—	—	$125,000	—	$19,630	$ 402,443
	2011	$101,442(5)	$20,000	$75,000	—	$12,500	—	$6,788	$ 215,730
William Schack, Executive Vice President and Chief Credit Officer	2012	$229,392	—	—	—	$150,000	—	$20,515	$ 399,907
	2011	$224,175	—	$450,000	—	$169,000	—	$17,981	$ 861,156
	2010	$196,000	—	—	—	—	—	$16,055	$ 212,055
Bradley Brown, Executive Vice President and Chief Audit Executive/Chief Risk Officer	2012	$190,806	—	—	—	$75,000	—	$18,944	$ 284,750
	2011	$188,326	—	$225,000	—	$94,235	—	$18,260	$ 525,821
	2010	$133,176(4)	—	—	—	—	—	$10,880	$ 144,056

_______________________
(1)
The amounts shown in this column represent the fair value of stock awards issued during the year shown. The assumptions made in calculating these values are disclosed in Note 18 of our Consolidated Financial Statements included in our 2012 Form 10-K. The vesting terms and performance criteria related to these awards are disclosed elsewhere within this Form 10-K/A.

(2)
This column includes the total annual change in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each named executive officer. See “Discussion of Summary Compensation Table” below for more information on the salary continuation agreements.

(3)	The amounts in this column reflect the following for each of the executives for 2012:

(a) Mr. Kum’s other compensation represents $9,000 auto allowance, $11,727 automobile expense reimbursement, $7,500 Company match in 401(k) plan, $3,612 group term life insurance premiums, $4,851 increase in value of split-dollar life insurance and $1,210 for club dues.

(b) Mr. Santarosa’s other compensation represents $8,500 auto allowance, $5,108 automobile expense reimbursement, $7,500 Company match in 401(k) plan, $3,612 group term life insurance premiums, $3,414 increase in value of split-dollar life insurance and $3,278 for overnight lodging.

(c) Mr. Dalmau’s other compensation represents $12,000 auto allowance, $4,018 automobile expense reimbursement and $3,612 group term life insurance premiums.

(d) Mr. Schack’s other compensation represents $9,000 auto allowance, $3,890 automobile expense reimbursement, $5,863 Company match in 401(k) plan and $1,762 group term life insurance premiums.

(e) Mr. Brown’s other compensation represents $9,000 auto allowance, $3,010 automobile expense reimbursement, $5,994 Company match in 401(k) plan and $940 group term life insurance premiums.

(4)	Mr. Brown joined the Company on March 29, 2010.

(5)	Mr. Dalmau joined the Company on July 18, 2011.

(6)	Mr. Kum received this incentive payment in March 2012 as $600,000 cash and $150,000 of restricted stock which vests in three equal annual installments.

(7)
Annual bonuses are paid in March following the performance year to which they relate, except that annual bonuses payable to Messrs. Kum and Santarosa in respect of performance year 2012 were paid in December 2012.

         There were no grants to the named executive officers of restricted stock or stock option plan-based awards in respect of performance year 2012.

Discussion of Summary Compensation Table

         Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and agreements is set forth below.

Employment Arrangements for C. G. Kum

The following is a description of all written employment arrangements between the Company and C. G. Kum.  All such written agreements entered into prior to June 2006 were assumed by First California in connection with the Mergers.

Salary Continuation Agreement with C. G. Kum.  In March 2003, First California Bank entered into a salary continuation agreement with Mr. Kum, which was subsequently amended in December 2008.  Upon retirement at or after age 65 for reasons other than death, the agreement provides for a maximum annual benefit of $160,471 paid in equal monthly installments, which will be paid over the lesser of 17 years,  such shorter period of time based upon the number of years that Mr. Kum is employed by the Bank prior to normal retirement, or until death.  If Mr. Kum leaves the Bank’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. The amount to be paid under the agreement to Mr. Kum in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid as an annual benefit in 12 equal monthly installments for a period of 17 years.  Upon Mr. Kum’s termination of employment due to disability, Mr. Kum will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit in 12 equal monthly installments for a period of 17 years, or until death, if earlier.  Upon a change in control, followed within 12 months by Mr. Kum’s termination of employment for reasons other than death, disability or retirement, Mr. Kum will immediately begin to receive an annual benefit of $160,471 paid in 12 equal monthly installments for a period of 17 years, or until death, if earlier.

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

Split Dollar Agreement with C. G. Kum.  First California Bank also entered into a split-dollar life insurance agreement with Mr. Kum in March 2003, which was subsequently amended in December 2008 and again in December 2009.  In connection with that agreement, First California Bank acquired life insurance policies with respect to Mr. Kum.  Pursuant to the terms of that agreement, the Company owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums.  Upon Mr. Kum’s death while employed by the Company, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Kum is entitled to receive a minimum of $1.5 million and a maximum of $2.0 million of the total proceeds, with the Company entitled to the balance.  Assuming a $2.0 million death benefit as of December 31, 2012, the present value of this benefit was $773,740 (valued using the December 2012 Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table projected by Scale AA). The Bank paid an aggregate premium in 2002 amounting to $1.4 million for these policies. At December 31, 2012, the cash surrender value of the policies was $2.0 million and the total death benefit was $4.2 million.

Employment Agreement with C. G. Kum.  Concurrently with execution of the Merger Agreement on June 15, 2006, First California and Mr. Kum entered into an employment agreement that provides that Mr. Kum would serve First California as Chief Executive Officer commencing with the closing of the Mergers.  Pursuant to the employment agreement, Mr. Kum receives an annual base salary (currently $500,000) and a bonus based on First California’s net earnings, with the total bonus not to exceed 150% of the base salary.  Additionally, Mr. Kum was granted an option to purchase 100,000 shares of First California Common Stock on Mr. Kum’s start date with an exercise price equal to the fair market value on the date of grant.  Either First California or Mr. Kum may terminate his employment at any time with or without “cause” (as defined in the employment agreement).  If First California terminates his employment without cause, Mr. Kum will be entitled to 18 months of health insurance coverage and severance, as follows: the severance will be 50% of his then current salary if at least 70% of the Board members vote for such termination; if less than 70% of the Board members vote for such termination, the severance will be 150% of his then current salary plus 150% of the average of his bonuses for the two preceding years. If within 18 months following a change in control, Mr. Kum’s employment is terminated without cause or he terminates his employment for “good reason” (as defined in the employment agreement), Mr. Kum will receive the greater of two times his then current salary or 2.99 times his average salary and bonus over the prior five years, provided that in no event can the payment exceed the golden parachute limitation under Section 280G of the Internal Revenue Code.

Employment Arrangements for Romolo Santarosa

The following is a description of all written employment arrangements between the Company and Romolo Santarosa.  All such written agreements entered into prior to June 2006 were assumed by First California in connection with the Mergers.

Salary Continuation Agreement with Romolo Santarosa.  In May 2006, First California Bank entered into a salary continuation agreement with Mr. Santarosa, which was subsequently amended in December 2008.  Upon retirement at or after age 65 for reasons other than death, the agreement provides for an annual benefit of $85,000, which will be paid over the lesser of 15 years, such shorter period of time based upon the number of years that Mr. Santarosa is employed by the Bank prior to normal retirement, or until death.  If Mr. Santarosa leaves the Company’s employ by virtue of early voluntary retirement (prior to attaining age 65) or is terminated “for cause” (as defined in the agreement), he will not be eligible for a benefit under the agreement. The amount to be paid under the agreement to Mr. Santarosa in the event of early involuntary termination is determined based on the year in which termination occurs, and is to be paid as an annual benefit in 12 equal monthly installments for a period of 15 years.  Upon Mr. Santarosa’s termination of employment due to disability, Mr. Santarosa will receive a specified amount determined based on the year in which the disability occurs, which is to be paid as an annual benefit in 12 equal monthly installments for a period of 15 years, or until death, if earlier.  Upon a change in control, followed within 12 months by Mr. Santarosa’s termination of employment for reasons other than death, disability or retirement, Mr. Santarosa will immediately begin to receive an annual benefit of $85,000 paid in 12 equal monthly installments for a period of 15 years, or until death, if earlier.

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

Split Dollar Agreements with Romolo Santarosa.  First California Bank also entered into split-dollar life insurance agreements with Mr. Santarosa in July 2003 and May 2006, which were subsequently amended in December 2008.  In connection with these agreements, First California Bank acquired life insurance policies with respect to Mr. Santarosa.  Pursuant to the terms of those agreements, the Company owns the insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums.  Pursuant to the terms of one of the split-dollar life insurance agreements, upon Mr. Santarosa’s death while employed by the Company, or after termination of employment by reason of retirement at age 65 or subsequent to a change-in-control, a beneficiary designated by Mr. Santarosa is entitled to receive $850,000 of the total proceeds, with the Company entitled to the balance.  Under the other split-dollar life insurance agreement, a beneficiary designated by Mr. Santarosa will receive $400,000 upon Mr. Santarosa’s death while employed by the Company or $160,000 upon the termination of Mr. Santarosa’s employment with the Company by any reason other than disability.  At December 31, 2012, the present value of the $850,000 death benefit was $290,704 and the present value of the $160,000 death benefit was $54,721. These benefits were valued using the December 2012 Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table projected by Scale AA. The Bank paid aggregate premiums in 2002 and 2006 amounting to $673,000 for these policies. At December 31, 2012, the cash surrender value of the policies was $907,000 and the total death benefit was $2.3 million.

Change of Control Agreement with Romolo Santarosa.  The Company also entered into a change of control agreement with Mr. Santarosa in December 2009. The principal terms of the change in control agreement include the payment of two times Mr. Santarosa’s average annual compensation, including base salary and bonus, over the prior three years in the event he is terminated without cause or he terminates his employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986.

Employment Arrangements for Bradley Brown

The following is a description of all written employment arrangements between the Company and Bradley Brown.

Change of Control Agreement with Bradley Brown.  The Company entered into a change of control agreement with Mr. Brown in December 2012. The principal terms of the change in control agreement include the payment of 1.5 times Mr. Brown’s average annual compensation, including base salary and bonus, over the prior three years in the event he is terminated without cause or he terminates his employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986.

Employment Arrangements for Gilbert Dalmau

The following is a description of all written employment arrangements between the Company and Gilbert Dalmau.

Change of Control Agreement with Gilbert Dalmau.  The Company entered into a change of control agreement with Mr. Dalmau in December 2012. The principal terms of the change in control agreement include the payment of 1.5 times Mr. Dalmau’s average annual compensation, including base salary and bonus, over the prior three years in the event he is terminated without cause or he terminates his employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986.

Employment Arrangements for William Schack

The following is a description of all written employment arrangements between the Company and William Schack.

Change of Control Agreement with William Schack.  The Company entered into a change of control agreement with Mr. Schack in December 2009. The principal terms of the change in control agreement include the payment of 1.5 times Mr. Schack’s average annual compensation, including base salary and bonus, over the prior three years in the event he is terminated without cause or he terminates his employment for good reason within the twelve-month period following a change in control of the Company. The amount of the change in control payments is subject to reduction to the extent such amount is subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986.

First California 2007 Omnibus Equity Incentive Plan, as Amended on May 26, 2011

In June 2007, the Board of Directors and the Company’s stockholders approved the First California 2007 Omnibus Equity Incentive Plan, or First California Plan.  The First California Plan was amended on May 26, 2011, by a vote of the Company’s stockholders. The First California Plan authorizes the issuance of awards for up to 3,000,000 shares of the Company’s Common Stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The First California Plan is administered and interpreted by the Compensation Committee. The Compensation Committee selects the officers and other employees to receive awards, determines the types of awards and number of shares to be awarded to them and sets the terms, conditions and provisions of the awards consistent with the terms of the First California Plan. The Compensation Committee may establish rules for the administration of the First California Plan. All actions, interpretations and determinations made by the Compensation Committee shall be final and conclusive and binding.

At December 31, 2012, outstanding awards under the First California Plan consisted of both stock options and restricted stock.  Restricted stock granted to non-employee directors vests over three years in three equal annual installments.  Restricted stock granted to employees generally vests over three or five years in equal annual installments.  Stock options granted to Key Persons (as defined in the First California Plan) may be either incentive stock options, or ISOs, under the provisions of Section 422 of the Internal Revenue Code, or the Code, or options that are not subject to the provisions of Section 422 of the Code, or Nonqualified Options. Options entitle the recipient to purchase shares of Common Stock at the exercise price specified in the award agreement. The Compensation Committee at its discretion determines the number of option shares, the term of the option, the exercise price, vesting schedule and any other terms and conditions. The exercise price per share of Common Stock covered by an option will not be less than the fair market value of a share of Common Stock on the date of grant. The Compensation Committee will determine the periods during which the options will be exercisable. However, no ISO will be exercisable more than 10 years after the date of grant. The Compensation Committee may impose restrictions, as it deems advisable on the shares acquired pursuant to the exercise of an option, including but not limited to requiring the recipient to hold the shares acquired pursuant to the exercise for a specified period of time.

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

At December 31, 2012, the number of shares of Common Stock to be issued upon exercise of outstanding options granted pursuant to the First California Plan was 270,957 shares, and the number of shares of Common Stock remaining available for future issuance under the First California Plan was 1,468,453 shares. At December 31, 2012, the number of shares of Common Stock issued as restricted stock awards granted under these plans and not yet vested was 791,982.

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

At December 31, 2012, the outstanding awards under these plans consisted of both stock options and restricted stock.  At December 31, 2012, the number of shares of Common Stock to be issued upon exercise of outstanding options granted pursuant to these plans was 523,876 shares, and the number of shares of Common Stock remaining available for future issuance under these plans was 1,468,453 shares.

The following table sets forth the outstanding equity awards consisting of stock options to purchase shares of First California and unvested restricted shares held by each of the named executive officers as of December 31, 2012.

2012 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market value of
	Securities	Securities				shares or units	shares or units
	Underlying	Underlying				of stock	of stock
	Unexercised	Unexercised		Option		that have	that have
	Options (#)	Options (#)		Exercise	Expiration	not vested	not vested
Name	Exercisable	Unexercisable		Price	Date	(#)	(7)

C. G. Kum	17,904	0	(2)	$11.73	3/1/2014	233,878	$1,805,538
	100,000	0	(1)	$9.00	3/12/2015
	18,000	4,500	(6)	$6.75	6/18/2016
	22,194	14,796	(3)	$4.93	2/25/2017

Romolo Santarosa	8,952	0	(2)	$11.73	3/1/2014	122,194	$943,338
	20,000	0	(5)	$9.00	6/6/2015
	8,000	2,000	(6)	$6.75	6/18/2016
	8,817	5,878	(3)	$4.93	2/25/2017

Bradley Brown	0	0		$		40,000	$308,800
Gilbert Dalmau	0	0		$		13,334	$102,938
William Schack	4,000	1,000	(6)	$6.75	6/18/2016	81,266	$627,374
	5,088	3,392	(3)	$4.93	2/25/2017
	3,000	2,000	(4)	$7.35	6/12/2017
________________
(1)     Stock option fully vested on March 12, 2012.
(2)     Stock option fully vested on March 1, 2011.
(3)     Stock option vests in five equal annual installments beginning on February 25, 2010.
(4)     Stock option vests in five equal annual installments beginning on June 12, 2010.
(5)     Stock option fully vested on June 6, 2012.
(6)     Stock option vests in five equal annual installments beginning on June 18, 2009.
(7)     Market value is determined using the December 31, 2012 closing price of FCAL common stock of $7.72.

 The following table lists options exercised and stock vested during the year ended December 31, 2012.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	#		#	(1)

C. G. Kum	—	$—	102,761	$537,949
Romolo Santarosa	—	$—	61,097	$320,145
William Schack	—	$—	40,633	$212,969
Bradley Brown	—	$—	20,000	$105,000
Gilbert Dalmau	—	$—	6,666	$44,729

(1) Value is determined using the closing market price of the Company's common stock on the vesting date.

        The following table provides information with respect to other benefits at, following, or in connection with retirement as of December 31, 2012.

Pension Benefits Table

Present Value
		Number of Years	of Accumulated	Payments During
Name	Plan Name	Credited Service	Benefit(1)	Last Fiscal Year

C. G. Kum	Salary Continuation Agreement	9	$637,602	$—
Romolo Santarosa	Salary Continuation Agreement	6	$202,056	$—
William Schack	—	—	$—	$—
Bradley Brown	—	—	$—	$—
Gilbert Dalmau	—	—	$—	$—

(1) Represents the actuarial present value of the named executive officer’s accumulated benefit under the plan as reflected in the Company’s financial statements.

Potential Payments on Termination and Change in Control

         The following table sets forth the potential payments that may be made to the named executive officers upon a termination in connection with a change in control or otherwise. The table does not include vested equity awards or other vested benefits which are due to the executive officers regardless of timing or manner of termination. Except as described above in “Discussion of Summary Compensation and Grant of Plan-Based Awards Tables,” there are no agreements, arrangements or plans that entitle executive officers to severance, perquisites or other enhanced benefits upon termination of their employment. The payments calculated below are based on the executive’s salary as of December 31, 2012 and indicate payments that would have been received by the named executive officers if the relevant termination had taken place on December 31, 2012.

					Acceleration
					of Unvested
	Cash Severance		Insurance		Options and	Total
	Arrangements/		Death		Stock	Termination
	Compensation		Benefits		Awards (6)	Benefits

C. G. Kum
Voluntary termination or early retirement	—		—		—	—
Involuntary termination (other than For Cause)	$2,260,602	(1)	—		—	$2,260,602
Involuntary termination (For Cause)	—		—		—	—
Termination in connection with change in control	$4,169,923	(3)	$773,740	(7)	$1,851,184	$6,794,847
Death	—		$2,750,000	(8)	—	$2,750,000
Disability	$2,015,478	(2)	$773,740	(7)	—	$2,789,218
Romolo Santarosa
Voluntary termination or early retirement	—		—		—	—
Involuntary termination (other than For Cause)	$202,056	(1)	—		—	$202,056
Involuntary termination (For Cause)	—		—		—	—
Termination in connection with change in control	$1,828,859	(4)	$290,704	(7)	$961,678	$3,081,241
Death	—		$2,000,000	(8)	—	$2,000,000
Disability	$1,005,605	(2)	$290,704	(7)	—	$1,296,309
Bradley Brown
Voluntary termination or early retirement	—		—		—	—
Involuntary termination (other than For Cause)	—		—		—	—
Involuntary termination (For Cause)	—		—		—	—
Termination in connection with change in control	$367,233	(5)	—		$308,800	$676,033
Death	—		$575,283	(8)	—	$575,283
Disability	—		—		—	—
Gilbert Dalmau
Voluntary termination or early retirement	—		—		—	—
Involuntary termination (other than For Cause)	—		—		—	—
Involuntary termination (For Cause)	—		—		—	—
Termination in connection with change in control	$502,500	(5)	—		$102,938	$605,438
Death	—		$750,000	(8)	—	$750,000
Disability	—		—		—	—
William Schack
Voluntary termination or early retirement	—		—		—	—
Involuntary termination (other than For Cause)	—		—		—	—
Involuntary termination (For Cause)	—		—		—	—
Termination in connection with change in control	$485,713	(5)	—		$637,808	$1,123,521
Death	—		$693,078	(8)	—	$693,078
Disability	—		—		—	—

(1)
Represents the December 31, 2012, net present value of the named executive officer’s accumulated benefit under his salary continuation plan in the amounts of $637,602 and $202,056 respectively for Messrs. Kum and Santarosa. Benefits for this type of termination are paid in an annual benefit paid in 12 equal monthly installments for a period of 17 years for Mr. Kum and 15 years for Mr. Santarosa, or until death, if earlier. For Mr. Kum the amount also includes an involuntary termination benefit under his employment agreement of $1,623,000, assuming he was paid the maximum benefit of 1.5 times his current annual salary and average bonus over the prior two fiscal years. In computing the involuntary severance benefit we assumed the average bonus would be based on the 2012 and 2011 bonuses.

(2)
Represents the December 31, 2012, net present value of the named executive officer’s accumulated benefit under the salary continuation plan determined using the Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table, projected by Scale AA. Benefits for this type of termination are paid as an annual benefit paid in 12 equal monthly installments for a period of 17 years for Mr. Kum and 15 years for Mr. Santarosa, or until death, if earlier.

(3)
Represents $2,154,445 payable under Mr. Kum’s employment agreement provision related to change in control and $2,015,478 representing the December 31, 2012,  net present value of Mr. Kum’s accumulated benefit under the change in control provision in his salary continuation plan.  Mr. Kum's employment agreement payment reflects the amount we disclosed in our Schedule 14A filing for the expected merger with PacWest Bancorp, assuming a termination on April 1, 2013. When determining the average compensation for Mr. Kum’s employment agreement severance benefit, we used compensation from 2008 to 2012. Had we used the compensation from 2007 to 2011, the severance benefit would have been $1,918,818. The value of the salary continuation plan was determined using the Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table, projected by Scale AA. Salary continuation benefits for this type of termination are paid as an annual benefit in 12 equal monthly installments for a period of 17 years, or until death, if earlier.

(4)
Represents $823,254 payable under Mr. Santarosa’s change in control agreement and $1,005,605 representing the net present value of Mr. Santarosa’s accumulated benefit under the change in control provision in his salary continuation plan. Mr. Santarosa's change in control agreement payment reflects the amount we disclosed in our Schedule 14A filing for the expected merger with PacWest Bancorp, assuming a termination on April 1, 2013. When determining the average compensation for Mr. Santarosa’s change in control agreement severance benefit, we used compensation from 2010 to 2012. Had we used the compensation from 2009 to 2011, the benefit would have been $660,181. The value of the salary continuation plan benefits was determined using the Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table, projected by Scale AA. Salary continuation benefits for this type of termination are paid as an annual benefit in 12 equal monthly installments for a period of 15 years, or until death, if earlier.

(5)
Represents the benefit payable under the named executive officer’s change in control agreement. Values are as reported for a termination on April 1, 2013 as was reported in our Schedule 14A filing for our expected merger with PacWest Bancorp. When determining the average compensation for the executive officer’s change in control severance benefit, we used compensation from 2010 to 2012. Had we used the compensation from 2009 to 2011, the severance benefit would have been $350,779, 423,750 and $385,659 respectively for Messrs. Brown, Dalmau and Schack.

(6)
Represents the number of shares of unvested restricted stock for which the vesting would accelerate upon a change in control multiplied by the closing price of the Company’s common stock at December 31, 2012 of $7.72 and the number of shares of unvested stock options for which vesting would accelerate upon a change in control multiplied by the difference between the exercise price of the options and $7.72.

(7)
Represents the December 31, 2012, present value of coverage to Mr. Kum and Mr. Santarosa under their split dollar life insurance policies valued using the Citigroup Pension Discount Curve and the 2000 RP Annuitant Male Table, projected by Scale AA.

(8)	Represents death benefits through Company split dollar and group term life insurance plans.

Compensation of Directors

First California’s non-employee directors are paid for attendance at Board meetings at the rate of $25,500 per year.  In addition, the Chairman of the Board receives an additional $16,000 per year.  The Company’s non-employee directors are paid for attendance at Audit Committee, Credit Review Committee, Balance Sheet Management Committee, Governance and Nominating Committee and Compensation Committee meetings at the rate of $7,000 per year for each respective committee.  The Chairman of the Audit Committee receives an additional $7,000 per year and the Chairs of the other Board committees receive an additional $5,000 per year.  The designated financial expert on the Audit Committee receives an additional $2,000 per year. The Chairman and members of the Proposal Review Committee received one-time payments of $24,000 and $14,000, respectively, in 2012. In addition, non-employee directors may be eligible to receive approximately $15,000 of restricted stock per year that vests over three years in three equal annual installments. Each non-employee director received a restricted stock grant with a value of $15,000 in January 2013.

In July 2006, First California Bank entered into split-dollar life insurance agreements with Richard Aldridge and John Birchfield in connection with which First California Bank purchased life insurance policies for such directors.  Pursuant to the terms of those agreements, First California Bank owns the life insurance policies, is entitled to the cash value of the policies and is responsible for paying the associated premiums.  Under the plan, a beneficiary designated by the director is entitled to receive $250,000 of the total proceeds upon the director’s death, with First California Bank entitled to the balance.  In 2012, no additional discretionary compensation was awarded to any non-employee director.

The following table sets forth information concerning the compensation paid by First California during 2012 to each of its non-employee directors.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(3)	All Other Compensation(4) )	Total
Richard Aldridge	$53,500	$14,109	$0	$1,315	$68,924
Donald E. Benson	$65,500	$14,109	$0	$0	$79,609
John W. Birchfield	$67,500	$14,109	$0	$558	$82,167
Joseph N. Cohen	$65,500	$14,109	$0	$00	$79,609
Robert E. Gipson	$72,500	$14,109	$0	$00	$86,609
Antoinette T. Hubenette, M.D.	$65,500	$14,109	$0	$00	$79,609
Thomas Tignino	$62,500	$14,109	$0	$00	$76,609

____________________
(1)	C. G. Kum did not receive any additional compensation for his service as a director during 2012.
(2)
The non-employee directors received restricted share awards in 2012. The amounts included above represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012. The number of unvested restricted shares outstanding as of December 31, 2012 held by each director is 6,243.  Restricted stock granted to non-employee directors vests in three equal annual installments.

(3)
There were no stock options awarded to non-employee directors in 2012. The number of options outstanding as of December 31, 2012 held by each director is: 3,581 (Aldridge), 0 (Benson), 3,581 (Birchfield), 0 (Cohen), 0 (Gipson), 0 (Hubenette) and 0 (Tignino).

(4)
The amounts in this column reflect the economic value attributed to directors Aldridge and Birchfield of the life insurance benefit to such directors in 2012 with respect to life insurance policies owned by the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 31, 2013 regarding our Common Stock and our Series A Convertible Perpetual Preferred Stock, or Series A Preferred Stock, owned by: (i) each person we know to beneficially own more than 5% of the outstanding Common Stock or outstanding Series A Preferred Stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table included in this Form 10-K/A; and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to our knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned. The Series A Preferred Stock is included in the table below; however, the Series A Preferred Stock is not entitled to vote at the Company’s shareholder meetings.

The Company also has issued and outstanding 25,000 shares of Cumulative Perpetual Preferred Stock, Series C, or Series C Preferred Stock.  All of the Series C Preferred Stock was issued to the United States Department of the Treasury, or the Treasury, on July 14, 2011 in connection with the Company's participation in the Small Business Lending Fund Program, or SBLF.  The Treasury is the beneficial owner of 100% of the issued and outstanding shares of Series C Preferred Stock, and therefore, no further disclosure with respect to the Series C Preferred Stock is contained in the table below.  The Series C Preferred Stock is not entitled to vote at the Company’s shareholder meetings.

Except as indicated, the address of each person listed below is c/o First California Financial Group, Inc., 3027 Townsgate Road, Suite 300, Westlake Village, California 91361.

Name of Beneficial Owners	Amount of Beneficial Ownership of Common Stock (1)	Approximate Percentage of Outstanding Shares	Amount of Beneficial Ownership of Series A Preferred Stock (2)	Approximate Percentage of Outstanding Series A Preferred Stock (2)
Directors and Executive Officers:

Richard D. Aldridge(3)(4)	1,423,492	4.88%	0	*

Donald E. Benson(5)	94,687	*	0	*

John W. Birchfield(4)(6)	1,473,828	5.06%	0	*

Joseph N. Cohen(7)	34,561	*	0	*

Robert E. Gipson(7)	64,719	*	0	*

Antoinette T. Hubenette(7)	21,936	*	0	*

Thomas Tignino(7)	32,306	*	0	*

C. G. Kum(8).	562,596	1.93%	0	*

Romolo Santarosa(9)	208,646	*	0	*

Bradley Brown(10)	49,364	*	0	*

Gilbert Dalmau(11)	17,128	*	0	*

William Schack(12)	116,689	*	0	*

All directors and executive officers as a group (12 persons)(13)	3,593,260	12.33%	0	*

Greater than 5% stockholders not listed above:

James O. Pohlad(14)	1,066,107	3.66%	334	33.4%

Robert C. Pohlad(14)	1,066,107	3.66%	333	33.3%

William M. Pohlad(14)	1,066,107	3.66%	333	33.3%

Total Pohlad Family	3,198,321	10.97%	1,000	100%
The Banc Funds Company, L.L.C.(15) 20 North Wacker Drive, Suite 3300 Chicago, Illinois 60606	2,533,950	8.69%	0	*

AQR Capital Management L.L.C.(16) Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	2,161,781	7.42%	0	*

_____________
*	Represents less than 1%.

(1)
Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of March 31, 2013 and shares of restricted Common Stock are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Unless otherwise noted in a footnote to this table, the number of shares reflected in the table includes shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); shares held as custodian for minor children; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power.

(2)	Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock equal to the liquidation preference of $1,000 and any accumulated dividends thereon, divided by 5.63.

(3)
This figure includes 52,469 shares held by the Brian J. Aldridge 1991 Trust and 70,180 shares held by the Tenisha M. Aldridge 1991 Trust, of which Lynda J. Aldridge, the spouse of Richard Aldridge, is the sole trustee and 180,982 shares held by the Aldridge Family Trust of which Richard D. Aldridge is the sole trustee.  Includes 3,581 shares that may be acquired within 60 days of March 31, 2013 upon exercise of stock options, 1,765 shares of restricted Common Stock which vest in three equal annual installments beginning on March 19, 2009, 3,045 shares of restricted Common Stock which vest in three equal annual installments beginning on February 25, 2010, 3,969 shares of restricted Common Stock which vest in three equal annual installments beginning on March 16, 2012,  3,597 shares of restricted Common Stock which vests in three equal annual installments beginning on January 25, 2013 and 1,873 shares of restricted Common Stock which vests in three equal annual installments beginning on January 30, 2014.

(4)
This figure includes 506,692 shares held in entities for which Richard D. Aldridge and John W. Birchfield are co-trustees, each having full voting rights over the entire block of shares. The 506,692 shares are held as follows: 300,000 shares are held by Banyon LLC, 51,673 shares are held in the James O. Birchfield 1995 Trust FBO Shane O. Birchfield, 51,673 shares are held in the James O. Birchfield 1995 Trust FBO Garrett W. Birchfield, 51,673 shares are held in the James O. Birchfield 1995 Trust FBO Tenisha M. Fitzgerald, and 51,673 shares are held in the James O. Birchfield 1995 Trust FBO Brian J. Aldridge.

(5)
This figure includes 1,765 shares of restricted Common Stock which vest in three equal annual installments beginning on March 19, 2009, 3,045 shares of restricted Common Stock which vest in three equal annual installments beginning on February 25, 2010, 3,969 shares of restricted Common Stock which vest in three equal annual installments beginning on March 16, 2012, 3,597 shares of restricted Common Stock which vests in three equal annual installments beginning on January 25, 2013, and 1,873 shares of restricted Common Stock which vests in three equal annual installments beginning on January 30, 2014.  64,187 of these shares have been pledged as security in a Merrill Lynch Margin Account.

(6)
This figure includes 66,234 shares held by the Shane O. Birchfield Trust, 43,893 shares held by the Garrett W. Birchfield Trust and 180,981 shares held by the John W. Birchfield Trust of which John W. Birchfield is the sole trustee. This figure also includes 3,581 shares that may be acquired within 60 days of March 31, 2013 upon exercise of stock options, 1,765 shares of restricted Common Stock which vest in three equal annual installments beginning on March 19, 2009, 3,045 shares of restricted Common Stock which vest in three equal installments beginning on February 25, 2010,  3,969 shares of restricted Common Stock which vest in three equal annual installments beginning on March 16, 2012, 3,597 shares of restricted Common Stock which vests in three equal annual installments beginning on January 25, 2013, and 1,873 shares of restricted Common Stock which vests in three equal annual installments beginning on January 30, 2014.

(7)
Includes 1,765 shares of restricted Common Stock which vest in three equal annual installments beginning on March 19, 2009, 3,045 shares of restricted Common Stock which vest in three equal annual installments beginning on February 25, 2010, 3,969 shares of restricted Common Stock which vest in three equal annual installments beginning on March 16, 2012, 3,597 shares of restricted Common Stock which vest in three equal annual installments beginning on January 25, 2013, and 1,873 shares of restricted Common Stock which vests in three equal annual installments beginning on January 30, 2014.

(8)
Includes 172,894 shares that may be acquired within 60 days of March 31, 2013 upon exercise of stock options, 13,805 shares of restricted Common Stock which vest in five equal annual installments beginning on February 25, 2010, 150,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, 150,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, provided certain performance criteria are achieved in the preceding fiscal year, 28,356 shares of restricted Common Stock which vest in three equal annual installments beginning on March 21, 2013, less 14,000 shares of Common Stock surrendered to the Company to settle withholding taxes at the time of a previous vesting.

(9)
Includes 51,647 shares that may be acquired within 60 days of March 31, 2013 upon exercise of stock options, 5,485 shares of restricted Common Stock which vest in five equal annual installments beginning on February 25, 2010, 90,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, 90,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, provided certain performance criteria are achieved in the preceding fiscal year, less 33,471 shares of Common Stock surrendered to the Company to settle withholding taxes at the time of a previous vesting.

(10)
Includes 10,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, 50,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, provided certain performance criteria are achieved in the preceding fiscal year, less 10,636 shares of Common Stock surrendered to the Company to settle withholding taxes at the time of a previous vesting.

(11)
Includes 20,000 shares of restricted Common Stock which vest in three equal annual installments beginning on July 20, 2012, less 2,872 shares of Common Stock surrendered to the Company to settle withholding taxes at the time of a previous vesting.

(12)
Includes 15,480 shares that may be acquired within 60 days of March 31, 2013 upon exercise of stock options, 3,165 shares of restricted Common Stock which vest in five equal annual installments beginning February 25, 2010, 60,000 shares of restricted Common Stock which vest in three equal annual installments beginning on March 20, 2012, 60,000 shares of restricted Common Stock which vest in three equal annual installments beginning March 20, 2012, provided certain performance criteria are achieved in the preceding fiscal year, less 21,956 shares of Common Stock surrendered to the Company to settle withholding taxes at the time of a previous vesting.

(13)
The 506,692 shares beneficially owned by each of Richard D. Aldridge and John W. Birchfield, in their capacities as co-trustees of the entities discussed in footnote (4) above, are included only once for purposes of this figure.

(14)	The business address is 60 South Sixth Street, Suite 3800, Minneapolis, Minnesota 55402.

(15)
Beneficial ownership information is based solely on information contained in the Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2013 by The Banc Funds Company, LLC and certain of its affiliates. According to the Schedule 13G/A, The Banc Funds Company, L.L.C. beneficially owns an aggregate of 2,533,950 shares.

(16)
Beneficial ownership information is based solely on information contained in the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013 by AQR Capital Management, LLC. According to the Schedule 13G, AQR Capital Management, LLC beneficially owns an aggregate of 2,161,781 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company’s Board of Directors has adopted a written policy, or Policy, governing the approval of related-party transactions. Related-party transactions include any transaction, or any amendment or modification to a transaction, involving a director or director nominee, executive officer, a 5% stockholder of the Company or any person known by the Company to be an immediate family member of any of the foregoing individuals that would need to be disclosed under Item 404(a) of Regulation S-K promulgated by the SEC. Such transactions do not include, however, indemnification payments or compensation paid to directors and executive officers for their services as directors and executive officers. The Policy prohibits all related-party transactions, unless they are approved or ratified by the Audit Committee in accordance with the Policy. Under the Policy, the Company’s management, in consultation with outside counsel, analyzes all potential related-party transactions brought to the attention of the Company to determine whether they constitute related-party transactions. If it is determined a transaction constitutes a related-party transaction, the Audit Committee will then review the transaction to determine whether or not to approve or ratify it. In making its determination, the Audit Committee considers several factors including, but not limited to, whether the terms of the related-party transaction are fair to the Company; whether the Company has compelling business reasons to enter into the transaction; whether the transaction will impair the independence of an outside director; and whether the transaction presents an improper conflict of interest for any directors or executive officers of the Company. Members of the Audit Committee having an interest in a transaction under review must abstain from voting on the approval of the related-party transaction.

 There are no existing or proposed material transactions between the Company and any of our directors, executive officers or beneficial owners of 5% or more of our Common Stock, or the immediate family or associates of any of the foregoing persons exceeding $120,000 since the beginning of 2012, except as indicated below.

Some of our directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, and have had banking transactions with, us in the ordinary course of our business, and we expect to have banking transactions with such persons in the future.  In our opinion, all loans and commitments to lend since January 1, 2012 were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2012, deposits of related parties held by the Company amounted to approximately $692,000.  As of December 31, 2012, there was no extension of credit to our directors, officers or principal shareholders, or their associates.

First California has identified as independent directors the following individuals currently serving on its Board of Directors: directors Aldridge, Benson, Birchfield, Cohen, Gipson, Hubenette and Tignino. In making this determination, First California applied Rule 5605(a)(2) of the NASDAQ Marketplace Rules. First California’s Board of Directors has an Audit Committee, Compensation Committee and Governance and Nominating Committee. First California has determined that the independent directors identified above also qualify as independent members of its Audit, Compensation and Governance and Nominating Committees and fulfill the independence requirements in connection with the nomination of directors in accordance with Rule 5605 of the NASDAQ Marketplace Rules. Mr. Kum is also a member of the Board of Directors of First California but, as the President and Chief Executive Officer of First California, he is not “independent.”

In making these determinations of independence, First California considered applicable NASDAQ Marketplace Rules and, with respect to members of its Audit Committee, SEC rules. In addition, with respect to Mr. Benson, First California considered employment relationships with affiliates of one of First California’s largest stockholders.

Item 14.	Principal Accountant Fees and Services

First California engaged the independent registered public accounting firm of Moss Adams LLP as our principal accountant to audit our financial statements for the years ended December 31, 2011 and 2012.

Audit Fees

The following table sets forth the fees for professional services billed to the Company by Moss Adams LLP and for the periods indicated:

	2011	2012
Audit Fees (1)	$462,000	$462,000
Audit-Related Fees (2)	47,000	69,911
Tax Fees (3)	60,800	69.668
All Other Fees (4)	—	49,899
___________
(1)
For professional services rendered for the audits of our consolidated financial statements and reviews of interim financial statements included in the Company’s Forms 10-Q. These fees include the audit of internal controls over financial reporting.

(2)	For certain review of registration statements filed with the SEC, and the issuance of consents and comfort letters.
(3)	For corporate tax compliance, planning and advisory services.
(4)	For analysis of executive compensation arrangements and related tax implications.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

It is the written policy of the Audit Committee of First California to pre-approve all services rendered by the independent auditors. All of the services rendered by Moss Adams LLP in 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)           Exhibits. The following is a list of exhibits filed as a part of this Form 10-K/A.

The agreements included as exhibits to this Amendment No. 1 on Form 10-K/A contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

First California acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K/A not misleading.

Additional information about the Company may be found elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, and in the Company’s other public filings, which are available without charge through the SEC’s Web site at www.sec.gov.

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

21.1	List of Subsidiaries of Registrant.(1)

23.1	Consent of Moss Adams LLP.(1)

24.1	Power of Attorney (1).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.

Date: April 30, 2013	By:	/s/ C. G. KUM
C. G. Kum
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM	Director, President and Chief	April 30, 2013
C. G. Kum	Executive Officer (Principal Executive Officer)

/S/ ROMOLO SANTAROSA	Senior Executive Vice President and	April 30, 2013
Romolo Santarosa	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RICHARD D. ALDRIDGE	Director	April 30, 2013
Richard D. Aldridge

/S/ DONALD E. BENSON	Director	April 30, 2013
Donald E. Benson

/S/ JOHN W. BIRCHFIELD	Director	April 30, 2013
John W. Birchfield

/S/ JOSEPH N. COHEN	Director	April 30, 2013
Joseph N. Cohen

/S/ ROBERT E. GIPSON	Chairman of the Board of Directors	April 30, 2013
Robert E. Gipson

/S/ ANTOINETTE HUBENETTE, M.D.	Director	April 30, 2013
Antoinette Hubenette, M.D.

/S/ THOMAS TIGNINO	Director	April 30, 2013
Thomas Tignino