Form 10-Q
period 2013-03-31
First California Financial Group, Inc.
filed 2013-05-10
CIK 1370291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

29,136,434 shares of Common Stock, $0.01 par value, as of May 8, 2013

FIRST CALIFORNIA FINANCIAL GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012

Cash and due from banks	$49,865	$46,024
Interest bearing deposits with other banks	68,035	120,850
Securities available-for-sale, at fair value	318,288	381,041
Non-covered loans, net	1,011,896	1,043,021
Covered loans	97,683	102,431
Premises and equipment, net	17,593	18,000
Non-covered foreclosed property	14,165	14,895
Covered foreclosed property	2,919	3,900
Goodwill	60,720	60,720
Other intangibles, net	6,516	6,892
FDIC shared-loss receivable	40,903	45,345
Cash surrender value of life insurance	13,198	13,097
Deferred tax assets, net	1,534	1,369
Accrued interest receivable and other assets	28,976	25,680
Assets of discontinued operations	4,998	4,578
Total assets	$1,737,289	$1,887,843

Non-interest checking	$540,109	$636,455
Interest checking	113,970	124,765
Money market and savings	448,652	478,052
Certificates of deposit, under $100,000	55,223	59,311
Certificates of deposit, $100,000 and over	200,614	209,249
Total deposits	1,358,568	1,507,832
Securities sold under agreements to repurchase	10,000	30,000
Federal Home Loan Bank advances	97,026	77,054
Junior subordinated debentures	26,805	26,805
FDIC shared-loss liability	4,027	3,900
Accrued interest payable and other liabilities	7,335	8,134

Total liabilities	1,503,761	1,653,725

Commitments and Contingencies (Note 11)
Perpetual preferred stock; authorized 2,500,000 shares
Series A - $0.01 par value, 1,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,000	1,000
Series C - $0.01 par value, 25,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	25,000	25,000
Common stock, $0.01 par value; authorized 100,000,000 shares; 29,293,489 shares issued at March 31, 2013 and 29,271,630 shares issued at December 31, 2012; 29,146,099 and 29,225,851 shares outstanding at March 31, 2013 and December 31, 2012, respectively	292	292
Additional paid-in capital	175,578	175,188
Treasury stock, 147,390 shares at cost at March 31, 2013 and 45,779 shares at December 31, 2012	(1,112)	(255)
Retained earnings	33,528	33,451
Accumulated other comprehensive loss	(758)	(558)

Total shareholders’ equity	233,528	234,118

Total liabilities and shareholders’ equity	$1,737,289	$1,887,843

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

Interest and fees on loans	$15,280	$16,990
Interest on securities	521	1,771
Interest on federal funds sold and interest bearing deposits	59	36
Total interest income	15,860	18,797

Interest on deposits	1,053	1,371
Interest on borrowings	612	944
Interest on junior subordinated debentures	149	313
Total interest expense	1,814	2,628

Net interest income before provision for loan losses	14,046	16,169
Provision for non-covered loan losses	—	500
Net interest income after provision for loan losses	14,046	15,669

Service charges on deposit accounts	800	831
Loan sales and commissions	34	50
Net gain on sale of securities	450	1
Impairment loss on securities	—	(28)
Loss on non-hedged derivatives	(3)	(111)
(Amortization) accretion of FDIC shared-loss asset	(1,707)	191
Other income	334	301
Total noninterest income	(92)	1,235

Salaries and employee benefits	6,786	7,486
Premises and equipment	1,388	1,504
Data processing	937	790
Legal, audit, and other professional services	1,946	915
Printing, stationary, and supplies	33	77
Telephone	202	210
Directors’ expense	116	129
Advertising, marketing and business development	268	459
Postage	45	56
Insurance and regulatory assessments	583	452
Net gain on and expense of foreclosed property	(334)	(245)
Amortization of intangible assets	376	431
Other expenses	934	721
Total noninterest expense	13,280	12,985

Income from continuing operations before income taxes	674	3,919
Provision for income taxes	283	1,568
Net income from continuing operations	391	2,351

Income from discontinued operations before income taxes	—	393
Provision for income taxes	—	159
Net income from discontinued operations	—	234

Net income	$391	$2,585

Preferred stock dividends	$(313)	$(313)
Net income available to common stockholders	$78	$2,272

Net income per common share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months ended March 31,
(in thousands)	2013	2012

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate caps	$1	$(46)
Unrealized gain on securities available for sale	57	2,580
Reclassification adjustment for securities gains included in net income	(450)	(1)

Other comprehensive income (loss), before tax	(392)	2,533
Income tax benefit (expense) related to items of other comprehensive income (loss)	192	(1,053)

Other comprehensive income (loss), net of tax	(200)	1,480
Net income	391	2,585

Comprehensive income	$191	$4,065

See accompanying notes to consolidated financial statements.

FIRST CALIFORNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Net income	$391	$2,585
Adjustments to reconcile net income to net cash from operating activities:
Provision for non-covered loan losses	—	500
Stock-based compensation costs	346	810
Gain on sales of securities	(450)	(1)
Gain on sales of loans	(34)	(50)
Net gain on sale and valuation adjustments of covered foreclosed property	(463)	(448)
Impairment loss on securities	—	28
Amortization of net premiums on securities available-for-sale	1,637	1,477
Depreciation and amortization of premises and equipment	572	535
Amortization of intangible assets	375	594
Change in FDIC shared-loss asset	1,632	(1,165)
Loss on disposal of premises and equipment	1	2
Increase in cash surrender value of life insurance	(101)	(107)
Change in deferred taxes	165	1,067
Increase in accrued interest receivable and other assets	(3,726)	(5,091)
Decrease in accrued interest payable and other liabilities	(1,709)	(1,616)

Net cash used by operating activities	(1,364)	(880)

Purchases of securities available-for-sale	(25,754)	(41,750)
Proceeds from repayments and maturities of securities available-for-sale	33,571	46,875
Proceeds from sales of securities available-for-sale	53,135	8,024
Net change in federal funds sold and interest bearing deposits	52,815	(10,050)
Loan originations, purchases and principal collections	36,690	(71,888)
Purchases of premises and equipment	(163)	(726)
Proceeds from sale of premises and equipment	—	1
Proceeds from redemption of Federal Home Loan Bank and other stock	10	480
Net proceeds from FDIC shared-loss asset	2,810	5,264
Proceeds from sale of non-covered foreclosed property	730	1,777
Proceeds from sale of covered foreclosed property	1,780	5,975

Net cash provided (used) by investing activities	155,624	(56,018)

Net (decrease) increase in noninterest-bearing deposits	(96,346)	34,790
Net (decrease) increase in interest-bearing deposits	(52,918)	10,976
Net (decrease) increase in FHLB advances and other borrowings	(28)	13,963
Proceeds from exercise of stock options	43	—
Dividends paid on preferred stock	(313)	(313)
Purchases of treasury stock	(857)	(91)

Net cash (used) provided by financing activities	(150,419)	59,325

Change in cash and due from banks	3,841	2,427
Cash and due from banks, beginning of period	46,024	40,202

Cash and due from banks, end of period	$49,865	$42,629

Supplemental cash flow information:
Cash paid for interest	$1,836	$2,603
Cash paid for income taxes	$4,790	$4,850
Supplemental disclosure of noncash items:
Net change in fair value of securities available-for-sale, net of tax	$(200)	$1,494
Net change in fair value of cash flow hedges, net of tax	$—	$(14)
Covered loans transferred to covered foreclosed property	$341	$3,907

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

               Proposed Merger with PacWest

On November 6, 2012, First California entered into an Agreement and Plan of Merger, or the Merger Agreement, with PacWest Bancorp, or PacWest. Under the terms of the Merger Agreement the Company will be merged with and into PacWest, with PacWest as the surviving corporation, which we refer to as the PacWest Merger. The Merger Agreement also provides that, simultaneously with the PacWest Merger, the Bank will merge with and into Pacific Western Bank, a wholly owned subsidiary of PacWest, with Pacific Western Bank continuing as the surviving bank.

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

Consummation of the PacWest Merger is subject to customary closing conditions, including approval of regulatory agencies. The Merger Agreement may be terminated under certain circumstances, including by either party if the PacWest Merger has not occurred by August 6, 2013, if an order is entered prohibiting or making illegal the transaction and the order has become final and non-appealable, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

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

The Company has targeted December 31, 2013 for substantial completion of its wind down of the EPS division. In connection with the wind down of the EPS division, the Company currently estimates that it will incur total costs of approximately $2.4 million, of which (i) approximately $633,000 relates to retention costs, (ii) approximately $453,000 relates to severance and employee termination benefits, (iii) approximately $522,000 relates to contract termination costs, and (iv) approximately $780,000 relates to other associated costs. In connection with the Company’s plan to discontinue the EPS division, the Company evaluated various intangible assets related to the EPS division and determined on February 13, 2013 that an impairment charge of $4.8 million was to be recognized for the year ended December 31, 2012. The Company estimates approximately $1.7 million of the total costs will result in future cash expenditures. Therefore, we present the operations of the EPS division as “discontinued operations” for all periods presented.

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

Basis of presentation – The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally required by generally accepted accounting principles for complete financial statements. In our opinion, all normal recurring adjustments necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2013. In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition or disclosure. The unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

Reclassifications – Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the current year presentation. The effects of reclassification adjustments had no effect upon previously reported net income or net income per common share calculations.

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

Allowance for loan losses – The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. Individual loans are also evaluated for impairment and if a portion of a loan is impaired, the impaired amount is charged-off or a specific reserve is allocated for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at March 31, 2013 and $18.2 million at December 31, 2012.

Non-covered foreclosed property - We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit recoveries, up to the amount of previous charge-offs, if any, and then earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated fair value of non-covered foreclosed property was $14.2 million at March 31, 2013 and $14.9 million at December 31, 2012.

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

Covered foreclosed property was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC shared-loss asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. The estimated fair value of covered foreclosed property was $2.9 million at March 31, 2013 and $3.9 million at December 31, 2012.

Deferred income taxes – The Company recognizes deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2013 or December 31, 2012. There were net deferred tax assets of $1.5 million at March 31, 2013 and $1.4 million at December 31, 2012.

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

FDIC shared-loss liability – Forty-five days following the tenth anniversary of the Western Commercial Bank, or WCB, and San Luis Trust Bank, or SLTB, acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $4.0 million at March 31, 2013 and $3.9 million at December 31, 2012.

Derivative instruments and hedging – For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of designated hedged transactions on a quarterly basis. The Company recognizes the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2013, the Company had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2013 first quarter effectiveness assessment indicated that these instruments were effective.

At March 31, 2013, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Derivatives not designated as hedges are marked-to-market each period through earnings.

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

First California uses independent data where possible in determining the fair value of the Company and in determining appropriate market factors used in the fair value calculations. At December 31, 2012, the annual assessment resulted in the conclusion that goodwill was not impaired. No events occurred or circumstances changed since December 31, 2012 which indicated there was a material change in the implied fair value of goodwill.

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

For the three months ended March 31, 2013, we did not recognize an other-than-temporary impairment loss related to available-for-sale securities. For the three months ended March 31, 2012, we recognized a $28,000 impairment loss on a $1.0 million community development-related equity investment.

Discontinued operations – On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. Accordingly, all income and expense related to the EPS division have been removed from continuing operations and are now included in the Condensed Consolidated Statements of Income under the caption “Income from discontinued operations.” Assets of the EPS division, which are primarily customer accounts receivable, are presented as “Assets of discontinued operations” in the Condensed Consolidated Balance Sheets. Prior periods have been restated. Except where noted, footnote disclosures relate solely to continuing operations.

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides convergence to International Financial Reporting Standards, or IFRS, to provide common disclosure requirements for the offsetting of financial instruments. Existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The new guidance is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. This standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Certain transition disclosures are required. The adoption of ASU 2012-06 did not have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ASU 2011-11applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the representative line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

NOTE 3 – SECURITIES

Securities have been classified in the consolidated balance sheets according to management’s intent and ability as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agency notes	$32,556	$37	$(15)	$32,578
U.S. government agency mortgage-backed securities	159,609	490	(447)	159,652
U.S. government agency collateralized mortgage obligations	116,082	723	(205)	116,600
Municipal securities	6,870	12	(144)	6,738
Other domestic debt securities	4,121	—	(1,401)	2,720

Securities available-for-sale	$319,238	$1,262	$(2,212)	$318,288

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

U.S. Treasury notes/bills	$8,009	$2	$—	$8,011
U.S. government agency notes	32,570	62	(24)	32,608
U.S. government agency mortgage-backed securities	166,133	740	(124)	166,749
U.S. government agency collateralized mortgage obligations	162,632	768	(346)	163,054
Municipal securities	7,887	86	(81)	7,892
Other domestic debt securities	4,367	—	(1,640)	2,727

Securities available-for-sale	$381,598	$1,658	$(2,215)	$381,041

As of March 31, 2013, securities available-for-sale with a fair value of $26.1 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table shows the gross unrealized losses and amortized cost of the Company’s securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	At March 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency notes	$14,013	$(15)	$—	$—	$14,013	$(15)
U.S. government agency mortgage-backed securities	84,163	(447)	—	—	84,163	(447)
U.S. government agency collateralized mortgage obligations	34,968	(205)	—	—	34,968	(205)
Municipal securities	4,935	(144)	—	—	4,935	(144)
Other domestic debt securities	—	—	4,121	(1,401)	4,121	(1,401)
	$138,079	$(811)	$4,121	$(1,401)	$142,200	$(2,212)

	At December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)
U.S. government agency notes	$7,572	$(24)	$—	$—	$7,572	$(24)
U.S. government agency mortgage-backed securities	25,756	(124)	—	—	25,756	(124)
U.S. government agency collateralized mortgage obligations	67,055	(336)	5,820	(10)	72,875	(346)
Municipal securities	4,953	(81)	—	—	4,953	(81)
Other domestic debt securities	—	—	4,367	(1,640)	4,367	(1,640)
	$105,336	$(565)	$10,187	$(1,650)	$115,523	$(2,215)

Net unrealized holding losses were $1.0 million at March 31, 2013 and net unrealized holding losses were $0.6 million at December 31, 2012. As a percentage of securities, at amortized cost, net unrealized holding losses were 0.30 percent and net unrealized holding losses were 0.15 percent at the end of each respective period. Securities are comprised largely of U.S. Treasury bills and notes, and U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more-likely-than-not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

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

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)

Beginning balance	$—	$3,643
Reduction for securities sold	—	(663)
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	28
Ending balance	$—	$3,008

The Company owns one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.1 million and an unrealized loss of $1.4 million at March 31, 2013. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. One credit rating agency has now rated the security Baa3 while another has rated the security B. The senior tranche owned by the Company has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2013. Seventeen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2013. The Company’s analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by the Company would be at risk of loss. As the Company’s estimated present value of expected cash flows to be collected is in excess of the amortized cost basis, the Company considers the gross unrealized loss on this security to be temporary.

The amortized cost and estimated fair value of securities by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)

Due after one year through five years	$32,555	$32,577
Due after five years through ten years	98,573	98,871
Due after ten years	188,110	186,840
Total	$319,238	$318,288

NOTE 4 – NON-COVERED LOANS AND ALLOWANCE FOR NON-COVERED LOAN LOSSES

The loans not acquired in the SLTB and WCB acquisitions and which are not covered by the related shared-loss agreements with the FDIC are referred to as non-covered loans. The non-covered loan portfolio by type consists of the following:

(in thousands)	At March 31, 2013	At December 31, 2012

Commercial mortgage	$449,747	$447,689
Multifamily	210,185	217,158
Commercial loans and lines	152,812	168,325
Home mortgage	136,941	149,954
Construction and land development	39,119	36,772
Home equity loans and lines of credit	37,206	36,709
Installment and credit card	4,157	4,586
Total loans	1,030,167	1,061,193
Allowance for loan losses	(18,271)	(18,172)
Loans, net	$1,011,896	$1,043,021

At March 31, 2013, loans with a balance of $796.0 million were pledged as security for Federal Home Loan Bank, or FHLB, advances. Loan balances include net deferred loan costs of $6.7 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively.

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

Changes in the allowance for non-covered loan losses were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012

Beginning balance	$18,172	$17,747
Provision for loan losses	—	500
Loans charged-off	(39)	(218)
Recoveries on loans previously charged-off	138	125

Ending balance	$18,271	$18,154

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended March 31, 2013. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$5,749	$6,388	$2,851	$498	$2,223	$412	$51	$18,172
Charge-offs	—	(28)	—	—	(5)	—	(6)	(39)
Recoveries	1	13	101	—	23	—	—	138
Provision	1,511	(1,695)	311	48	(314)	126	13	—
Ending balance	$7,261	$4,678	$3,263	$546	$1,927	$538	$58	$18,271

Ending balance; individually evaluated for impairment	$72	$2,514	$65	$43	$179	$—	$1	$2,874
Ending balance; collectively evaluated for impairment	$7,189	$2,164	$3,198	$503	$1,748	$538	$57	$15,397

Non-covered loan balances:
Ending balance	$449,747	$152,812	$210,185	$39,119	$136,941	$37,206	$4,157	$1,030,167

Ending balance; individually evaluated for impairment	$1,543	$17,135	$1,445	$1,741	$7,707	$—	$81	$29,652
Ending balance; collectively evaluated for impairment	$448,204	$135,677	$208,740	$37,378	$129,234	$37,206	$4,076	$1,000,515

The following table details activity in the allowance for non-covered loan losses by portfolio segment for the three months ended March 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

(in thousands)	Commercial Mortgage	Commercial	Multifamily	Construction and Land	Home Mortgage	Home Equity	Installment	Total

Allowance for credit losses:
Beginning balance	$6,091	$6,221	$2,886	$814	$1,274	$390	$71	$17,747
Charge-offs	(10)	(83)	—	—	(98)	—	(27)	(218)
Recoveries	1	124	—	—	—	—	—	125
Provision	(227)	(31)	426	(251)	571	(3)	15	500
Ending balance	$5,855	$6,231	$3,312	$563	$1,747	$387	$59	$18,154

Ending balance; individually evaluated for impairment	$68	$3,811	$154	$10	$173	$—	$—	$4,216

Ending balance; collectively evaluated for impairment	5,787	2,420	3,158	553	1,574	387	59	13,938

Non-covered loan balances:
Ending balance	$407,092	$170,075	$227,355	$33,205	$138,605	$29,513	$4,749	$1,010,594

Ending balance; individually evaluated for impairment	$679	$14,350	$1,537	$194	$1,395	$—	$37	$18,192

Ending balance; collectively evaluated for impairment	$406,413	$155,725	$225,818	$33,011	$137,210	$29,513	$4,712	$992,402

Nonaccrual loans are those loans for which management has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest. Nonaccrual loans are also considered impaired loans. Total non-covered nonaccrual loans totaled $21.1 million at March 31, 2013 as compared to $14.6 million at December 31, 2012. The allowance for loan losses maintained for nonaccrual loans was $2.3 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively. Had these loans performed according to their original terms, additional interest income of $0.2 million and $0.1 million would have been recognized in the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the amounts and categories of our non-covered non-accrual loans at the dates indicated:

	At March 31, 2013	At December 31, 2012
Non-accrual loans	(Dollars in thousands)
Aggregate loan amounts
Multifamily	$731	$1,271
Commercial mortgage	875	923
Commercial loans	12,253	10,793
Home mortgage	7,249	1,601
Installment	16	22

Total non-covered nonaccrual loans	$21,124	$14,610

Included in non-covered non-accrual loans at March 31, 2013 were sixteen restructured loans totaling $5.3 million. The sixteen loans consist of two home mortgage loans, thirteen commercial loans and one multifamily loan. No interest income was recognized on these loans for the three months ended March 31, 2013. We had no commitments to lend additional funds to these borrowers.

Included in non-covered non-accrual loans at December 31, 2012 were seventeen restructured loans totaling $5.3 million. The seventeen loans consist of three home mortgage loans, one multifamily loan and thirteen commercial loans. Interest income recognized on these loans was $119,000 for the twelve months ended December 31, 2012. We had no commitments to lend additional funds to these borrowers.

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

The table below presents the non-covered loan portfolio by credit quality indicator as of March 31, 2013.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$127,890	$957	$8,094	$—	$—	$136,941
Commercial mortgage	398,345	42,815	8,587	—	—	449,747
Construction and land	37,378	—	1,741	—	—	39,119
Multifamily	200,044	3,504	6,637	—	—	210,185
Commercial loans and lines	123,103	10,297	18,373	1,039	—	152,812
Home equity loans and lines	36,702	—	504	—	—	37,206
Installment	3,764	270	123	—	—	4,157
	$927,226	$57,843	$44,059	$1,039	$—	$1,030,167

The table below presents the non-covered loan portfolio by credit quality indicator as of December 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$140,778	$961	$8,215	$—	$—	$149,954
Commercial mortgage	398,915	43,026	5,748	—	—	447,689
Construction and land	35,015	—	1,757	—	—	36,772
Multifamily	204,131	5,135	7,892	—	—	217,158
Commercial loans and lines	142,184	7,908	17,155	1,078	—	168,325
Home equity loans and lines	36,205	—	504	—	—	36,709
Installment	4,253	271	62	—	—	4,586
	$961,481	$57,301	$41,333	$1,078	$—	$1,061,193

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due non-covered loans, segregated by class of loan, as of March 31, 2013 and December 31, 2012.

	At March 31, 2013
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial loans and lines	$—	$508	$—	$508	$12,253	$140,051	$152,812
Commercial mortgage	1,434	2,136	128	3,698	875	445,174	449,747
Multifamily	—	2,409	—	2,409	731	207,045	210,185
Construction and land	—	—	—	—	—	39,119	39,119
Home mortgage	330	—	—	330	7,249	129,362	136,941
Home equity loans and lines	—	—	—	—	—	37,206	37,206
Installment	276	—	—	276	16	3,865	4,157
Total	$2,040	$5,053	$128	$7,221	$21,124	$1,001,822	$1,030,167

	At December 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial loans and lines	$426	$—	$—	$426	$10,793	$157,106	$168,325
Commercial mortgage	1,866	—	—	1,866	923	444,900	447,689
Multifamily	334	1,884	—	2,218	1,271	213,669	217,158
Construction and land	—	—	—	—	—	36,772	36,772
Home mortgage	6,551	—	—	6,551	1,601	141,802	149,954
Home equity loans and lines	—	—	—	—	—	36,709	36,709
Installment	1	—	—	1	22	4,563	4,586
Total	$9,178	$1,884	$—	$11,062	$14,610	$1,035,521	$1,061,193

The Company considers a loan to be impaired when, based on current information and events, the Company does not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Impaired loans are determined by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $23.9 million and $14.8 million for the three months ended March 31, 2013 and 2012, respectively. Non-covered impaired loans were $29.7 million and $23.0 million at March 31, 2013 and December 31, 2012, respectively. Of the $29.7 million of non-covered impaired loans at March 31, 2013, $26.7 million had specific reserves totaling $2.9 million. Of the $23.0 million of non-covered impaired loans at December 31, 2012, $18.5 million had specific reserves totaling $5.0 million.

Impaired non-covered loans as of March 31, 2013 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$20,899	$1,595	$15,540	$17,135	$2,514	$15,399	$40
Multifamily	1,445	—	1,445	1,445	65	1,453	11
Commercial mortgage	1,544	—	1,543	1,543	72	1,576	5
Construction and land	1,741	—	1,741	1,741	43	1,747	3
Home mortgage	8,307	1,307	6,400	7,707	179	3,542	6
Installment	141	79	2	81	1	63	1
Total	$34,077	$2,981	$26,671	$29,652	$2,874	$23,780	$66

Impaired non-covered loans as of December 31, 2012 are set forth in the following table.

(in 000’s)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial loans and lines	$19,365	$341	$15,223	$15,564	$4,589	$14,657	$244
Multifamily	2,139	513	1,474	1,988	140	1,739	45
Commercial mortgage	1,593	923	670	1,593	64	751	40
Construction and land	1,761	1,570	191	1,761	9	555	15
Home mortgage	2,822	1,152	914	2,066	200	1,480	15
Installment	80	23	3	25	1	32	1
Total	$27,760	$4,522	$18,475	$22,997	$5,003	$19,214	$360

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

Combination modification – Any other type of modification, including the use of multiple categories above.

The following tables present non-covered loan troubled debt restructurings as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$

Commercial mortgage	2	$668	—	$—	2	$668
Commercial loans & lines	12	4,624	13	4,812	25	9,436
Multifamily	1	714	1	192	2	906
Construction and land	2	1,741	—	—	2	1,741
Home Mortgage	1	457	2	305	3	762
Installment	2	66	—	—	2	66
Total	20	$8,270	16	$5,309	36	$13,579

	December 31, 2012
	Accrual Status		Nonaccrual Status		Total Modifications
	#	$	#	$	#	$

Commercial mortgage	2	$670	—	$—	2	$670
Commercial loans & lines	16	5,051	13	4,784	29	9,835
Multifamily	1	716	1	203	2	919
Construction	2	1,761	—	—	2	1,761
Home mortgage	1	465	3	350	4	815
Installment	2	3	—	—	2	3
Total	24	$8,666	17	$5,337	41	$14,003

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

The following tables present newly restructured loans that occurred during the three months ended March 31, 2013 and 2012, respectively.

Three months ended March 31, 2013
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
(in thousands)

Pre-modification outstanding recorded investment:
Commercial loans & lines	—	$—	—	$—	—	$—	—	$—
Commercial mortgage	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—
Installment	1	63	—	—	—	—	1	63
Total	1	$63	—	$—	—	$—	1	$63

Three months ended March 31, 2013
	Term Modifications		Rate Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
(in thousands)

Post-modification outstanding recorded investment:
Commercial loans & lines	—	$—	—	$—	—	$—	—	$—
Commercial mortgage	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Home mortgage	—	—	—	—	—	—	—	—
Installment	1	63	—	—	—	—	1	63
Total	1	$63	—	$—	—	$—	1	$63

	Three months ended March 31, 2012
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)

Pre-modification outstanding recorded investment:
Commercial loans & lines	3	$1,986	—	$—	1	$74	4	$2,060
Commercial mortgage	—	—	—	—	1	26	1	26
Multifamily	—	—	—	—	1	237	1	237
Home mortgage	—	—	—	—	2	538	2	538
Installment	—	—	—	—	1	4	1	4
Total	3	$1,986	—	$—	6	$879	9	$2,865

	Three months ended March 31, 2012
	Term Modifications		Payment Modifications		Combo Modifications		Total Modifications
	#	$	#	$	#	$	#	$
	(in thousands)

Post-modification outstanding recorded investment:
Commercial loans & lines	3	$1,986	—	$—	1	$74	4	$2,060
Commercial mortgage	—	—	—	—	1	26	1	26
Multifamily	—	—	—	—	1	237	1	237
Home mortgage	—	—	—	—	2	538	2	538
Installment	—	—	—	—	1	4	1	4
Total	3	$1,986	—	$—	6	$879	9	$2,865

During the three months ended March 31, 2013 and 2012, no loans modified as a troubled debt restructuring had a payment default occurring within 12 months of the restructure date.

NOTE 5 – COVERED LOANS AND FDIC SHARED-LOSS ASSET

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

The following tables present the changes in the accretable yield for the three months ended March 31, 2013 and 2012 for each respective acquired loan portfolio.

	Three months ended March 31, 2013
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$7,741	$32,578	$40,319
Accretion to interest income	(464)	(2,938)	(3,402)
Reclassifications (to)/from nonaccretable difference	(83)	964	881
Balance, end of period	$7,194	$30,604	$37,798

	Three months ended March 31, 2012
	Western Commercial	San Luis Trust Bank	Total

Balance, beginning of period	$9,399	$55,318	$64,717
Accretion to interest income	(1,081)	(3,095)	(4,176)
Reclassifications (to)/from nonaccretable difference	637	(5,449)	(4,812)
Balance, end of period	$8,955	$46,774	$55,729

The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2013	At December 31, 2012

Home mortgage	$29,577	$29,896
Commercial mortgage	27,868	28,079
Construction and land loans	17,177	19,699
Multifamily	8,842	9,699
Commercial loans and lines of credit	7,282	8,167
Home equity loans and lines of credit	6,937	6,891

Total covered loans	$97,683	$102,431

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under our shared-loss agreements. We accrete/amortize into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows we expect to collect from the FDIC. The FDIC shared-loss asset was $40.9 million at March 31, 2013 and $45.3 million at December 31, 2012.

The FDIC shared-loss asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the three months ended March 31, 2013.

	Three months ended March 31, 2013
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$5,466	$39,879	$45,345
FDIC share of additional losses	14	61	75
Cash payments to (from) FDIC	47	(2,857)	(2,810)
Net (amortization) accretion	(222)	(1,485)	(1,707)

Balance, end of period	$5,305	$35,598	$40,903

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, the Company will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. The Company’s estimate for the present value of this liability was $4.0 million at March 31, 2013 and $3.9 million at December 31, 2012.

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

At March 31, 2013 and December 31, 2012, there was no allowance for the covered loans accounted for under ASC 310-30 related to deterioration, as the credit quality deterioration was not beyond the acquisition date fair value amounts of the covered loans.

Loans are tracked by the number of days borrower payments are past due. The tables below present an age analysis of nonaccrual and past due covered loans, segregated by class of loan, as of March 31, 2013 and December 31, 2012.

	At March 31, 2013
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial loans and lines	$—	$7	$—	$7	$1,500	$5,775	$7,282
Commercial mortgage	61	—	—	61	2,442	25,365	27,868
Multifamily	158	—	—	158	120	8,564	8,842
Construction and land	—	—	—	—	2,760	14,417	17,177
Home mortgage	—	531	—	531	4,806	24,240	29,577
Home equity loans and lines	368	—	—	368	87	6,482	6,937
Total	$587	$538	$—	$1,125	$11,715	$84,843	$97,683

	At December 31, 2012
	Accruing loans 30-59 days past due	Accruing loans 60-89 days past due	Accruing loans 90+ days past due	Total Accruing past due loans	Nonaccrual past due loans	Current loans	Total
	(in thousands)

Commercial loans and lines	$38	$—	$—	$38	$1,537	$6,592	$8,167
Commercial mortgage	163	1,244	—	1,407	860	25,812	28,079
Multifamily	149	—	—	149	867	8,683	9,699
Construction and land	146	—	—	146	5,642	13,911	19,699
Home mortgage	270	—	—	270	5,187	24,439	29,896
Home equity loans and lines	368	—	—	368	86	6,437	6,891
Total	$1,134	$1,244	$—	$2,378	$14,179	$85,874	$102,431

The table below presents the covered loan portfolio by credit quality indicator as of March 31, 2013.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$8,226	$3,985	$17,366	$—	$—	$29,577
Commercial mortgage	16,650	5,130	6,088	—	—	27,868
Construction and land	2,988	4,389	9,800	—	—	17,177
Multifamily	4,997	—	3,845	—	—	8,842
Commercial loans and lines of credit	3,292	1,521	2,423	46	—	7,282
Home equity loans and lines	5,538	647	752	—	—	6,937
	$41,691	$15,672	$40,274	$46	$—	$97,683

The table below presents the covered loan portfolio by credit quality indicator as of December 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Home mortgage	$8,675	$3,718	$17,503	$—	$—	$29,896
Commercial mortgage	17,067	5,022	5,942	48	—	28,079
Construction and land	3,580	7,121	8,998	—	—	19,699
Multifamily	5,109	—	4,590	—	—	9,699
Commercial loans and lines of credit	4,429	1,162	2,576	—	—	8,167
Home equity loans and lines	5,199	647	1,045	—	—	6,891

	$44,059	$17,670	$40,654	$48	$—	$102,431

NOTE 6 – FORECLOSED PROPERTY

Non-covered foreclosed property at March 31, 2013 consists of a $10.4 million completed office complex project consisting of 12 buildings in Ventura County and $2.8 million of unimproved property consisting of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder represents one multifamily property and one single-family residence.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2013		2012
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)

Beginning balance	4	$14,895	7	$20,349
New properties added	—	—	—	—
Valuation allowances	—	—	—	—
Partial sale proceeds received	—	(730)	—	—
Sales of properties	—	—	(2)	(1,640)
Ending balance	4	$14,165	5	$18,709

Covered foreclosed property was $2.9 million at March 31, 2013 and $3.9 million at December 31, 2012. We acquired these properties as part of the FDIC-assisted WCB and SLTB acquisitions.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2013		2012
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)

Beginning balance	11	$3,900	49	$14,616
New properties added	2	341	5	3,907
Sales of properties	(3)	(1,322)	(20)	(5,655)
Ending balance	10	$2,919	34	$12,868

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $60.7 million at March 31, 2013 and at December 31, 2012. No impairment loss was recognized for the three-month periods ended March 31, 2013 and March 31, 2012.

Core deposit intangibles, net of accumulated amortization, were $4.9 million at March 31, 2013 and $5.2 million at December 31, 2012. Amortization expense for the three months ended March 31, 2013 was $276,000 and for the three months ended March 31, 2012 was $331,000.

Trade name intangible, net of accumulated amortization, was $1.6 million at March 31, 2013 and $1.7 million at December 31, 2012. Amortization expense for the three months ended March 31, 2013 and 2012 was $100,000 in each period.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITY

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of March 31, 2013		As of December 31, 2012		As of March 31, 2013		As of December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate products	Other Assets	$31	Other Assets	$30	Other Liabilities	$—	Other Liabilities	$—

Total derivatives designated as hedging instruments		$31		$30		$—		$—
Derivatives not designated as hedging instruments
Interest rate products	Other Assets	$72	Other Assets	$76	Other Liabilities	$—	Other Liabilities	$—

Total derivatives not designated as hedging instruments		$72		$76		$—		$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2013, the Company had three interest rate caps with a notional amount of $37.1 million that were designated as cash flow hedges associated with the Company’s variable-rate borrowings. One of the caps is forward-starting and was not in effect during the three months ended March 31, 2013.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2013 and 2012, such derivatives were used to hedge the forecasted variable cash outflows associated with subordinated debt related to trust preferred securities. No hedge ineffectiveness was recognized during the three months ended March 31, 2013 and 2012.

Amounts reported in Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that an additional $116,893 will be reclassified as an addition to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are utilized as part of the Company’s overall interest rate risk management strategy. As of March 31, 2013, the Company had twelve interest rate caps with an aggregate notional amount of $240 million and hedge accounting does not apply; therefore, all changes in the fair value of the caps are recognized in earnings each period.

Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
				(in thousands)			(in thousands)
						Other non-
			Interest			interest
Interest Rate Products	$—	$(14)	income	$(26)	$(12)	income	$—	$—

Total	$—	$(14)		$(26)	$(12)		$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012

Interest Rate Products	Other non-interest income	$(3)	$(111)

Total		$(3)	$(111)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company fails to maintain its status as a well or adequately capitalized institution. As of March 31, 2013, the Company did not have any derivatives that were in a net liability position related to these agreements.

NOTE 9–EARNINGS PER SHARE

Basic earnings per share, or EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of common stock options under the Company’s stock option plans and if common shares were issued from the conversion of the convertible preferred stock. For the three months ended March 31, 2013 and 2012, common stock equivalents totaling approximately 254,706 and 583,790 shares, respectively, were excluded from the calculation of diluted earnings per share, as their impact would be anti-dilutive. The following table illustrates the computations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2013		2012
(in thousands, except per share data)	Diluted	Basic	Diluted	Basic

Net income as reported	$391	$391	$2,585	$2,585
Less preferred stock dividend declared	(313)	(313)	(313)	(313)
Net income available to common shareholders	$78	$78	$2,272	$2,272
Weighted average common shares outstanding-Basic	29,227	29,227	29,236	29,236
Stock options	80	—	—	—
Restricted stock	—	—	410	—
Convertible preferred stock	343	—	328	—
Weighted average common shares outstanding-Diluted	29,650	29,227	29,974	29,236
Net income per common share – basic and diluted	$0.00	$0.00	$0.08	$0.08

NOTE 10 – FAIR VALUE MEASUREMENT

FASB accounting standards codification related to fair value measurements defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis.

As defined in the FASB accounting standards codification, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale securities and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held-for-sale, impaired loans, and foreclosed property. Fair value is also used when evaluating impairment on certain assets, including securities, goodwill, core deposit and other intangibles, for valuing assets and liabilities acquired in a business combination and for disclosures of financial instruments as required by the FASB accounting standards codification related to fair value disclosure reporting. The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at March 31, 2013.

		Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2013, Using
	Fair value at Mar. 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

U.S. government agency notes	$32,578	$—	$32,578	$—
U.S. government agency mortgage-backed securities	159,652	—	159,652	—
U.S. government agency collateralized mortgage obligations	116,600	—	116,600	—
Municipal securities	6,738	—	6,738	—
Other domestic debt securities	2,720	—	—	2,720
Interest rate caps	103	—	103	—

Total assets measured at fair value	$318,391	$—	$315,671	$2,720

		Financial Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2013, Using
	Fair value at Mar. 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
	(in thousands)

Non-covered impaired loans	$23,796	$—	$—	$23,796	$29
Non-covered foreclosed property	14,165	—	—	14,165	—
Covered foreclosed property	2,919	—	—	2,919	—

Total assets measured at fair value	$40,880	$—	$—	$40,880	$29

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

There were no significant transfers of assets into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarter ended March 31, 2013. There have been no changes in valuation techniques for the quarter ended March 31, 2013 and such techniques are consistent with techniques used in prior periods.

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

The following table estimates fair values and the related carrying amounts of the Company’s financial instruments:

As of March 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)

Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$117,900	$117,900	$—	$—	$117,900
Securities available-for-sale	318,288	—	315,568	2,720	318,288
FHLB and other stock	10,774	—	—	10,774	10,774
Bank owned life insurance assets	13,198	13,198	—	—	13,198
Non-covered loans, net	1,011,896	—	—	937,663	937,663
Covered loans	97,683	—	—	110,407	110,407
FDIC shared-loss asset	40,903	—	—	21,319	21,319
Interest rate cap	103	—	—	103	103
Financial liabilities:
Demand deposits, money market and savings	1,102,731	$1,102,731	$—	$—	1,102,731
Time certificates of deposit	255,837	—	257,923	—	257,923
FHLB advances and other borrowings	107,026	—	111,522	—	111,522
Junior subordinated debentures	26,805	—	—	14,462	14,462
FDIC shared-loss liability	4,027	—	—	4,027	4,027

As of December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)

Financial assets:
Cash, due from banks and interest-bearing deposits with other banks	$166,874	$166,874	$—	$—	$166,874
Securities available-for-sale	381,041	—	378,314	2,727	381,041
FHLB and other stock	10,784	—	—	10,784	10,784
Bank owned life insurance assets	13,097	13,097	—	—	13,097
Non-covered loans, net	1,043,021	—	—	966,505	966,505
Covered loans	102,431	—	—	116,141	116,141
FDIC shared-loss asset	45,345	—	—	24,129	24,129
Interest rate cap	106	—	—	106	106
Financial liabilities:
Demand deposits, money market and savings	$1,239,272	$1,239,272	$—	$—	$1,239,272
Time certificates of deposit	268,560	—	270,778	—	270,778
FHLB advances and other borrowings	107,054	—	110,767	—	110,767
Junior subordinated debentures	26,805	—	—	14,462	14,462
FDIC shared-loss liability	3,900	—	—	3,900	3,900

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s outstanding commitments:

	March 31, 2013	December 31, 2012
	(in thousands)

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,591	$161,395
Commercial and standby letters of credit	5,472	1,651

	$168,063	$163,046

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

The allowance for losses on undisbursed commitments was $86,000 at March 31, 2013 and December 31, 2012. The reserve is included in accrued interest payable and other liabilities on the balance sheets.

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

Nine lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. The lawsuits are entitled (i) Wardlaw, et al. v. First California Company, et al. (Case No. SC114232) (the “Wardlaw Action”), filed September 23, 2011; (ii) Lou Correa for State Senate, et al. v. First California Company, et al. (Case No. BC479872) (the “Correa Action”), filed February 29, 2012; (iii) Committee to Re-elect Lorreta Sanchez, et al. v. First California Company, et al. (Case No. BC479873) (the “Sanchez Action”), filed February 29, 2012, (iv) Holden for Assembly v. First California Company, et al. (Case No. BC 489604) (“Holden Action”), filed August 3, 2012; (v) Latino Diabetes Ass’n v. First California Company, et al. (Case No. BC 489605) (“LDA Action”), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Company, et al. (Case No. 492855) (“Solorio Action”), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Company, et al. (Case No. BC 492878) (“Foster Action”), filed September 27, 2012; (viii) Los Angeles County Democratic Central Committee, et al. v. First California Company, et al. (Case No. BC 492854) (“LACDCC Action”), filed September 27, 2012; and (ix) National Popular Vote, et al. v. First California Bank, et al. (Case No. BC501213) (“NPV Action”), filed February 19, 2013. Plaintiffs in each of the cases claim, among other things, that the Company aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at the Company. Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

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

On November 20, 2012, a purported stockholder of the Company filed a lawsuit in connection with the proposed merger between the Company and PacWest announced on November 6, 2012. Captioned Paul Githens v. C.G. Kum, et al., Case No. BC496018, the suit was filed in the Superior Court of the State of California, Los Angeles County, against the Company, its directors, and PacWest. It is brought as a putative class action and alleges that the Company’s directors breached certain alleged fiduciary duties to the Company’s stockholders by approving the merger agreement pursuant to an allegedly unfair process and at an allegedly unfair price. It alleges that PacWest aided and abetted those breaches. The suit seeks, among other things, to enjoin consummation of the merger. On January 24, 2013, the plaintiff filed an amended complaint, adding claims that the defendants failed to disclose material information concerning the merger. On March 4, 2013, the court sustained the defendants’ demurrers to the plaintiff’s complaint with leave to amend. On March 14, 2013, the plaintiff filed an amended complaint.

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

Merchant card processing guarantees represent the Bank’s indirect obligations in connection with the processing of credit and debit card transactions on behalf of merchants. The EPS division provides transaction processing services to various merchants through an independent third party vendor (“ISO”) with respect to credit and debit cards and has potential liability for card transaction processing services. The nature of the liability arises as a result of a billing dispute (“chargeback”) between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the ISO is unable to collect this amount from the merchant, the ISO bears the loss for the amount of the chargeback refund paid to the cardholder. If the ISO and merchant are insolvent or incapable of paying the chargeback, the Bank bears the risk and responsibility to pay the chargeback.

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

The Bank’s maximum potential contingent liability related to merchant card processing services is estimated to be the total volume of card transactions that meet the requirements to be valid chargeback transactions at any given time. However, the Bank believes that the maximum exposure is not representative of the actual potential loss exposure based on the Bank’s historical experience. The Bank assesses the probability and amount of its contingent liability related to merchant card processing based on the financial strength of the ISO, the extent and nature of unresolved charge-backs and its historical loss experience. For the three months ended March 31, 2013 and 2012, the Bank incurred no losses related to merchant card processing activities.

Prepaid card services guarantees represent the Bank’s indirect obligations in connection with the processing of prepaid card transactions on cards issued by the Bank. The EPS division provides card issuing and sponsorship services through various third party service providers (“Program Managers”), who are considered third-party affiliates of the Bank, with respect to various prepaid card programs and has potential liability for prepaid card processing services. The nature of the liability arises from possible non-compliance with legal and regulatory requirements related to the prepaid card programs. The prepaid card programs are subject to federal, state and local laws and regulations including anti-money laundering laws, escheatment laws, privacy and safeguard laws, banking regulations and consumer protection laws. These laws are continuously evolving and sometimes ambiguous or inconsistent, and the extent to particular practices of the Bank and its Program Managers is at times unclear. Any failure to comply with applicable law, either by us or our Program Managers could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines, restitution to customers and other penalties.

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

The Bank assesses the probability and amount of its contingent liability related to prepaid card services based on the financial strength of the Program Managers, the extent and nature of known violations of laws and regulations and historical trends in loss experience. The Company requires the Program Managers to maintain a specific cash reserve accounts on deposit the Company to mitigate risk. The Bank may require at any time an increase to reserve account balances. The Bank also maintains an insurance policy of $10.0 million for losses due to fraud. For the three months ended March 31, 2013 and 2012, the Bank incurred no material losses related to prepaid card services.

NOTE 12 – SUBSEQUENT EVENT

In April 2013, the FDIC notified the Bank that it planned to take formal enforcement action against the Bank, to which the Bank has agreed in principle.  The FDIC alleged that the Bank engaged in unsafe and unsound banking practices through its EPS Division, and among other things, violated Section 5 of the Federal Trade Commission Act by engaging in certain deceptive and unfair practices in connection with its oversight of prepaid debit card programs offered by various third-party providers, for which the Bank serves as card issuer.  The FDIC has also alleged that, in connection with such prepaid card programs, the Bank violated a Treasury Department regulation governing the use of the Automated Clearing House system to deliver federal benefit payments to prepaid debit cards.  The Bank understands that the formal enforcement action is likely to include certain actions to address the allegations, including making changes to certain of the Bank’s practices and products and establishing accruals for, among other costs, a civil money penalty and restitution obligations of third-party providers to certain prepaid card holders to the extent that such third-party providers are unable to satisfy such obligations.

           As previously disclosed, the Board of Directors of the Company and the Bank committed to a plan to wind down the EPS division and targeted December 31, 2013 for a substantial completion of such wind down.  There was no net income for this discontinued operation for the three months ended March 31, 2013 because revenues were $2.0 million and expenses were $2.0 million.  Expenses included costs associated with the wind down of the division and the planned enforcement action.

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

If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in our 2012 Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements. All forward-looking statements contained in this document and all subsequent written and oral forward-looking statements attributable to us or any other person acting on our behalf, are expressly qualified by these cautionary statements.

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

At March 31, 2013, we had consolidated total assets of $1.7 billion, total loans of $1.1 billion, deposits of $1.4 billion and shareholders’ equity of $233.5 million. At December 31, 2012, we had consolidated total assets of $1.9 billion, total loans of $1.1 billion, deposits of $1.5 billion and shareholders’ equity of $234.1 million.

For the first quarter of 2013, we had net income from continuing operations of $0.4 million, compared with net income from continuing operations of $2.4 million for the first quarter of 2012. The decrease in net income for the first quarter of 2013 was due principally to lower net interest revenues from lower yields on interest-earning assets, higher FDIC shared-loss asset amortization and higher legal, audit and other professional expenses compared to the comparable quarter of 2012.

For the first quarter of 2013, we had net income from discontinued operations of $0.0 million, compared with net income from discontinued operations of $0.2 million for the first quarter of 2012. Revenues from our discontinued EPS division were $2.0 million for the first quarter of 2013 compared with $1.2 million for the same quarter last year. Expenses from our discontinued EPS division were $2.0 million for the first quarter of 2013 compared with $0.8 million for the 2012 first quarter. Revenues increased because of higher transaction volumes compared to the prior period. Expenses increased because of costs associated with the wind down of the division and the planned enforcement action in the 2013 period.

After a dividend payment on our Series C preferred shares of $312,500 in the first quarter of 2013, our net income per diluted common share was $0.00.  For the 2012 first quarter, our net income per diluted common share was $0.08 after a dividend payment on our Series C preferred shares of $312,500.

Proposed Merger with PacWest

On November 6, 2012, First California entered into the Merger Agreement with PacWest. Under the terms of the Merger Agreement, the Company will merge with and into PacWest, with PacWest as the surviving corporation, which we refer to as the PacWest Merger. The Merger Agreement also provides that, simultaneously with the PacWest Merger, the Bank will merge with and into Pacific Western Bank, a wholly owned subsidiary of PacWest, with Pacific Western Bank continuing as the surviving bank.

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

Consummation of the PacWest Merger is subject to customary closing conditions, including approval of regulatory agencies. The Merger Agreement may be terminated under certain circumstances, including by either party if the PacWest Merger has not occurred by August 6, 2013, if an order is entered prohibiting or making illegal the transaction and the order has become final and non-appealable, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

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

On February 13, 2013, the Board of Directors of the Company and the Board of Directors of the Bank committed to a plan to wind down the EPS division. The Company previously announced on November 6, 2012, that the Company and PacWest entered into a Merger Agreement pursuant to which the Company would merge with and into PacWest, with PacWest as the surviving corporation. As previously disclosed in the amended Registration Statement on Form S-4 of PacWest, PacWest concluded that the EPS division was not suited to PacWest’s commercial banking business model and PacWest would proceed to exit the EPS division upon completion of the PacWest Merger. In connection with the plan to discontinue the EPS division, we evaluated the core deposit intangible and customer relationship intangible assets related to the EPS division and determined that the full amount of both intangible assets was not recoverable and we recorded a pre-tax impairment charge of $4.8 million in December 2012. We have targeted December 31, 2013 for substantial completion of the wind down of the EPS division. Therefore, we present the results of operations of the EPS division as “discontinued operations” for all periods presented.

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

Allowance for loan losses

We establish the allowance for loan losses through a provision charged to expense. We charge-off loan losses against the allowance when we believe that the collectability of the loan is unlikely. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. Our evaluation includes an assessment of the following factors: any external loan review and any regulatory examination, estimated probable loss exposure on each pool of loans, concentrations of credit, value of collateral, the level of delinquent and nonaccrual loans, trends in the portfolio volume, effects of any changes in the lending policies and procedures, changes in lending personnel, present economic conditions at the local, state and national levels, the amount of undisbursed off-balance sheet commitments, and a migration analysis of historical losses and recoveries for the prior twenty quarters. We also evaluate individual loans for impairment and if a portion of a loan is impaired, we charge-off the impaired amount or allocate a specific reserve for that loan. Various regulatory agencies, as a regular part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. The allowance for loan losses was $18.3 million at March 31, 2013 and was $18.2 million at December 31, 2012.

Non-covered foreclosed property

We acquire, through foreclosure or through full or partial satisfaction of a loan, real or personal property. At the time of foreclosure, the Company obtains an appraisal of the property and records the property at its estimated fair value less costs to sell. We charge the allowance for loan losses for the loan amount in excess of the fair value of the foreclosed property received; we credit earnings for the fair value amount of the foreclosed property in excess of the loan due. Subsequent to foreclosure, the Company periodically assesses our disposition efforts and the estimated fair value of the foreclosed property. The Company establishes a valuation allowance through a charge to earnings for estimated declines in fair value subsequent to foreclosure. Operating income and operating expense related to foreclosed property is included in earnings as are any ultimate gains or losses on the sale of the foreclosed property. Our recognition of gain is however dependent on the buyer’s initial investment in the purchase of foreclosed property meeting certain criteria. The estimated lower of cost or market value of non-covered foreclosed property was $14.2 million at March 31, 2013 and $14.9 million at December 31, 2012.

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

We credit any recoveries of previous valuation adjustments to non-interest expense, and we recognize a corresponding increase to the FDIC shared-loss asset for the portion of the recovery due to the FDIC. The estimated fair value of covered foreclosed property was $2.9 million at March 31, 2013 and $3.9 million at December 31, 2012.

Deferred income taxes

We recognize deferred tax assets subject to our judgment that realization of such assets are more-likely-than-not. A valuation allowance is established when the Company determines that the realization of income tax benefits may not occur in future years. There was no valuation allowance at March 31, 2013 or December 31, 2012. There were net deferred tax assets of $1.5 million at March 31, 2013 and $1.4 million at December 31, 2012.

FDIC shared-loss asset

We initially recorded the FDIC shared-loss asset at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. We accrete into noninterest income over the life of the FDIC shared-loss asset the difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC. Subsequent to initial recognition, we review quarterly the FDIC shared-loss asset and adjust for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. We measure these adjustments on the same basis as the related covered loans, at a pool level, and covered foreclosed property. Generally, any increases in cash flow of the covered assets over those previously expected will result in prospective increases in the loan pool yield and amortization of the FDIC shared-loss asset. Any decreases in cash flow of the covered assets under those previously expected will trigger impairments on the underlying loan pools and will result in a corresponding gain on the FDIC shared-loss asset. We record increases and decreases to the FDIC shared-loss asset as adjustments to non-interest income. The FDIC shared-loss asset was $40.9 million at March 31, 2013 and $45.3 million at December 31, 2012.

FDIC shared-loss liability

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $4.0 million at March 31, 2013 and $3.9 million at December 31, 2012.

Derivative instruments and hedging

For derivative instruments designated in cash flow hedging relationships, we assess the effectiveness of the instruments in offsetting changes in the overall cash flows of the designated hedged transactions on a quarterly basis. We recognize the unrealized gains or losses of derivative instruments directly in current period earnings to the extent these instruments are not effective. At March 31, 2013, we had $37.1 million notional interest rate caps to limit the variable interest rate payments on our $26.8 million junior subordinated debentures. Our 2013 first quarter effectiveness assessment indicated that these instruments were effective.

At March 31, 2013, the Bank had $240 million notional interest rate caps that do not meet the criteria for hedge accounting to manage the interest rate risk associated with its fixed rate securities and loans. Derivatives not designated as hedges are marked-to-market each period through earnings. The estimated fair value of these interest rate caps was $72,000 at March 31, 2013 and $76,000 at December 31, 2012.

Assessments of impairment

We assess goodwill for impairment on an annual basis as of December 31, or at interim periods if an event occurs or circumstances change which may indicate a change in the implied fair value of the goodwill. We estimate the implied fair value of goodwill by comparing the estimated fair value of the Company to the estimated fair value of the Company’s individual assets, liabilities, and identifiable intangible assets. Impairment exists when the carrying amount of goodwill exceeds this implied fair value. No events occurred or circumstances changed since December 31, 2012, which indicated there was a change in the implied fair value of the goodwill.

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

There was no other-than-temporary impairment loss for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recognized a permanent impairment loss of $28,000 on a $1.0 million community development-related equity investment.

Results of operations – for the three months ended March 31, 2013 and 2012

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

Our net interest income for the three months ended March 31, 2013 decreased to $14.0 million from $16.2 million for the same period last year. The decrease in net interest income for the three month period reflects lower yields on interest-earning assets. Interest income on loans for the 2013 first quarter was $15.3 million, down $1.7 million from $17.0 million for the 2012 first quarter. Interest expense for the 2013 first quarter was $1.8 million, down $0.8 million from $2.6 million for the 2012 first quarter.  The decrease in interest expense for the three month period was due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits and borrowings.

Our net interest margin (tax equivalent) for the first quarter of 2013 was 3.58 percent compared with 4.14 percent for the same quarter last year. The decline in our first quarter net interest margin was due primarily to a decline in the yields on interest-earning assets. The yield on interest-earning assets for the first quarter of 2013 was 4.04 percent, down 76 basis points from 4.80 percent for the first quarter a year ago. The cost of our interest-bearing liabilities was 0.75 percent for the 2013 first quarter, down 20 basis points from 0.95 percent for the first quarter a year ago.

The following tables present the distribution of our average assets, liabilities and shareholders’ equity in combination with the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest bearing liabilities, expressed in both dollars and rates for the three months ended March 31, 2013 and 2012.

Average Balance Sheet and Analysis of Net Interest Income

	Three months ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate	Average Balance	Interest Income/ Expense	Weighted Average Yield/Rate

Loans (1)	$1,145,353	$15,280	5.41%	$1,097,748	$16,990	6.22%
Securities	372,636	521	0.58%	445,698	1,771	1.66%
Federal funds sold and deposits with banks	76,687	59	0.31%	37,359	36	0.39%

Total earning assets	1,594,676	$15,860	4.04%	1,580,805	$18,797	4.80%

Non-earning assets	226,856			276,047

Total average assets	$1,821,532			$1,856,852

Interest bearing checking	$115,323	$48	0.17%	$105,684	$54	0.21%
Savings and money market	460,804	452	0.40%	493,472	659	0.54%
Certificates of deposit	261,861	553	0.86%	347,503	658	0.76%

Total interest bearing deposits	837,988	1,053	0.51%	946,659	1,371	0.58%

Borrowings	107,089	612	2.32%	131,104	944	2.90%
Junior subordinated debentures	26,805	149	2.21%	26,805	313	4.67%

Total borrowed funds	133,894	761	2.29%	152,625	1,257	3.19%

Total interest bearing liabilities	971,882	$1,814	0.75%	1,104,568	$2,628	0.95%

Noninterest checking	605,498			502,340
Other liabilities	10,112			24,366
Shareholders’ equity	234,040			225,578

Total liabilities and shareholders’ equity	$1,821,532			$1,856,852

Net interest income		$14,046			$16,169
Net interest margin (tax equivalent) (2)			3.58%			4.14%

(1)
Yields and amounts earned on loans include loan fees and discount/premium accretion of $1.1 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Yields and amounts earned on loans include interest income (discount accretion) on covered loans of $3.4 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively. The average loan balance includes nonaccrual loans; however, there is no interest income related to nonaccrual loans in the amount earned on loans. Average nonaccrual loans were $16.2 million and $14.5 million for the respective periods.

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

Increase (Decrease) in Net Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	Three months ended March 31, 2013 to 2012 due to:
(in thousands)	Rate	Volume	Total

Interest income
Interest on loans (2)	$(2,449)	$739	$(1,710)
Interest on securities	(960)	(290)	(1,250)
Interest on Federal funds sold and deposits with banks	(15)	38	23

Total interest income	(3,424)	487	(2,937)

Interest expense
Interest on deposits	162	156	318
Interest on borrowings	161	171	332
Interest on junior subordinated debentures	164	—	164

Total interest expense	487	327	814

Net interest income	$(2,937)	$814	$(2,123)

(1)
We allocated the change in interest income or interest expense that is attributable to both changes in average balance and average rate to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Provision for loan losses

There was no provision for loan losses for the three months ended March 31, 2013 compared with $0.5 million for the same period in 2012. The provision for loan losses declined from the prior period because of the improvement in the mix of loans and credit quality. The provision for loan losses relates to the non-covered loan portfolio; there was no provision required for the covered loan portfolio for the three months ended March 31, 2013 or 2012 as there was no credit deterioration beyond that estimated at the date of acquisition.

Noninterest income

Noninterest income was negative $0.1 million for the 2013 first quarter compared with $1.2 million for the same period a year ago. The decrease for the three-month period was largely due to increased amortization of the FDIC shared-loss asset.

The following table presents a summary of noninterest income:

	For the three months ended March 31,
	2013	2012
	(in thousands)

Service charges on deposit accounts	$800	$831
Loan sales and commissions	34	50
Earnings on cash surrender value of life insurance	101	107
Net gain on sale of securities	450	1
Impairment loss on securities	—	(28)
Loss on non-hedged derivatives	(3)	(111)
(Amortization) accretion of FDIC shared-loss asset	(1,707)	191
Other income	233	194

Total noninterest income	$(92)	$1,235

Our service charges on deposit accounts for the three months ended March 31, 2013 was $0.8 million, the same amount as for the three months ended March 31, 2012.

In the first quarter of 2013, we sold $0.4 million of U.S. Small Business Administration, or SBA, loans and realized gains of $34,000. For the first quarter of 2012, we sold $0.5 million of SBA loans and realized gains of $50,000.

In the first quarter of 2013, we sold $53.2 million of securities and realized net gains of $450,000. In the first quarter of 2012, we sold $8.0 million of securities and realized net gains of $1,000.

There was no other-than-temporary impairment loss on securities for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recognized an impairment loss of $28,000 on a $1.0 million community development-related equity investment. We will continue to evaluate our securities portfolio for other-than-temporary impairment at each reporting date and we can provide no assurance there will not be other impairment losses in future periods.

At the end of the 2013 first quarter, the Bank had a $240 million notional amount portfolio of one-year interest rate caps. At March 31, 2013, $210 million were forward-starting and not yet effective. The estimated fair value of these interest rate caps were $72,000 at March 31, 2013 and $76,000 at December 31, 2012. We recognized a loss on non-hedged derivatives of $3,000 in the three months ended March 31, 2013 and a loss of $111,000 on non-hedged derivatives in the first three months of 2012.

Amortization of the FDIC shared-loss asset was $1.7 million for the three months ended March 31, 2013 compared with accretion of $0.2 million for the comparable period in 2012. The increased amortization in 2013 was the result of lower estimated claims to be paid by the FDIC related to our shared-loss agreements.

Other income for the three months ended March 31, 2013 and March 31, 2012 was $0.2 million.

Noninterest expense

Our noninterest expense for the three months ended March 31, 2013 was $13.3 million compared to $13.0 million for the three months ended March 31, 2012.

Salaries and employee benefits for the 2013 first quarter decreased $0.7 million, or 9 percent, to $6.8 million from $7.5 million for the 2012 first quarter. The decrease primarily reflects workforce reductions from the closing of four branches at the beginning of the 2012 third quarter. Full-time equivalent employees were 263 at March 31, 2013 compared with 296 at March 31, 2012.

Legal, audit and other professional expense for the 2013 first quarter increased $1.0 million, or 113 percent, to $1.9 million from $0.9 million for the 2012 first quarter. The increase primarily reflects increased legal and professional expense related to our pending merger with PacWest and increased compliance costs.

The following table presents a summary of noninterest expense:

	For the three months ended March 31,
	2013	2012
	(in thousands)

Salaries and employee benefits	$6,786	$7,486
Premises and equipment	1,388	1,504
Data processing	937	790
Legal, audit, and other professional services	1,946	915
Printing, stationery, and supplies	33	77
Telephone	202	210
Directors’ expense	116	129
Advertising, marketing and business development	268	459
Postage	45	56
Insurance and regulatory assessments	583	452
Net (gain) loss on and expense of foreclosed property	(334)	(245)
Amortization of intangible assets	376	431
Other expenses	934	721

Total noninterest expense	$13,280	$12,985

Our efficiency ratio was 92 percent for the first quarter of 2013 compared with 72 percent for the first quarter of 2012. The efficiency ratio is the percentage relationship of noninterest expense, excluding amortization of intangibles, (gain) loss on and expense of foreclosed property and integration/conversion expenses, to the sum of net interest income and noninterest income, excluding gains or losses on securities and gains on acquisitions.

Income taxes

The income tax provision was $0.3 million for the three months ended March 31, 2013 compared with $1.6 million for the same period in 2012. The combined federal and state effective tax rate for the three months ended March 31, 2013 was 42.0 percent compared with 40.0 percent for the same period in 2012.

Financial position – March 31, 2013 compared with December 31, 2012

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

Non-covered Loans

Non-covered loans decreased $31.0 million, or 3 percent, to $1.0 billion at March 31, 2013 from $1.1 billion at December 31, 2012. Commercial loans and lines and home mortgage loans experienced the largest declines for the period.

(in thousands)	At March 31, 2013	At December 31, 2012

Commercial mortgage	$449,747	$447,689
Multifamily mortgage	210,185	217,158
Commercial loans and lines of credit	152,812	168,325
Home mortgage	136,941	149,954
Construction and land development	39,119	36,772
Home equity loans and lines of credit	37,206	36,709
Installment and credit card	4,157	4,586

Total loans	1,030,167	1,061,193
Allowance for loan losses	(18,271)	(18,172)

Loans, net	$1,011,896	$1,043,021

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

Commercial mortgage loans, the largest segment of our portfolio, were 44 percent of total non-covered loans at March 31, 2013, compared to 42 percent at December 31, 2012. Our commercial mortgage portfolio consisted of 420 loans with an average balance of $1,071,000 at March 31, 2013. Many different commercial property types collateralize our commercial mortgage loans. Our top three categories have historically been office, industrial, and retail. In addition, most of our commercial property lending is in the seven Southern California counties where our branches are located. The following is a table of our non-covered commercial mortgage lending by county.

Non-covered commercial mortgage loans by region/county (in thousands)	At March 31, 2013	At December 31, 2012
Southern California
Los Angeles	$202,234	$204,256
Orange	31,626	32,291
Ventura	121,936	117,785
Riverside	34,730	35,398
San Bernardino	13,939	13,977
San Diego	17,248	15,696
Santa Barbara	7,571	7,613
Total Southern California	429,284	427,016

Northern California
Alameda	338	339
Contra Costa	236	329
Fresno	2,361	2,364
Imperial	312	317
Kern	114	133
Madera	500	505
Placer	588	591
Sacramento	311	314
San Luis Obispo	15,168	15,244
Solano	256	257
Tulare	279	280
Total Northern California	20,463	20,673
Total non-covered commercial mortgage loans	$449,747	$447,689

The following table shows the distribution of our non-covered commercial mortgage loans by property type.

Non-covered commercial mortgage loans by property type (in thousands)	At March 31, 2013	At December 31, 2012

Industrial/warehouse	$106,191	$106,288
Office	100,262	97,316
Retail	84,351	85,862
Mixed use	29,262	29,468
Medical	23,324	23,543
Hotel	18,046	18,167
Self storage	14,751	14,814
Restaurant	11,351	11,448
Assisted living	6,925	6,967
All other	55,284	53,816
Total non-covered commercial mortgage loans	$449,747	$447,689

The following table shows the maturity of our non-covered commercial mortgage loans by origination year.

Non-covered commercial mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2013	2014	2015	2016	2017 and Thereafter	Total

2009 and earlier	$9,263	$29,936	$3,822	$3,404	$189,211	$235,636
2010	21	—	2,750	—	24,820	27,591
2011	51	—	—	—	48,359	48,410
2012	4,423	519	—	—	122,820	127,762
2013	263	—	—	88	9,997	10,348
Total	$14,021	$30,455	$6,572	$3,492	$395,207	$449,747

We generally underwrite commercial mortgage loans with a maximum loan-to-value of 60 percent and a minimum debt service coverage ratio of 1.25. The weighted average loan-to-value percentage of our commercial real estate portfolio was 59.3 percent and the weighted average debt service coverage ratio was 1.91 at March 31, 2013. We focus on cash flow; consequently, regardless of the value of the collateral, the commercial real estate project must provide sufficient cash flow, or alternatively the principals must supplement the project with other cash flow, to service the debt. We generally require the principals to guarantee the loan. We also “stress-test” commercial mortgage loans to determine the potential effect changes in interest rates, vacancy rates, and lease or rent rates would have on the cash flow of the project. Additionally, at least on an annual basis, we require updates on the cash flow of the project and, where practicable, we visit the properties.

Multifamily mortgage loans represent the next largest category of non-covered loans and were 20 percent of total non-covered loans at March 31, 2013, the same as at December 31, 2012. Our multifamily loan portfolio consisted of 186 loans with an average balance of $1,116,000 at March 31, 2013. Apartments mostly located in our seven-county market area serve as collateral for our multifamily mortgage loans. We underwrite multifamily mortgage loans in a fashion similar to commercial mortgage loans previously described. The weighted average loan-to-value percentage was 61.8 percent and the weighted average debt service coverage ratio was 1.49 for our multifamily portfolio at March 31, 2013. Below is a table of our non-covered multifamily mortgage loans by county.

Non-covered multifamily mortgage loans by region/county (in thousands)	At March 31, 2013	At December 31, 2012
Southern California
Los Angeles	$116,678	$122,292
Orange	5,445	5,472
Ventura	11,693	11,757
Riverside	1,363	1,368
San Bernardino	6,216	6,242
San Diego	17,968	18,976
Santa Barbara	4,077	4,095
Total Southern California	163,440	170,202

Northern California
Alameda	2,825	2,837
Calaveras	1,330	1,330
Contra Costa	600	602
Fresno	231	233
Kern	2,420	2,444
Merced	635	638
Monterey	366	368
Mono	218	219
Napa	14,857	14,925
San Francisco	5,638	5,664
San Mateo	1,361	1,369
Santa Clara	15,934	15,996
Santa Cruz	330	331
Total Northern California	46,745	46,956
Total non-covered multifamily mortgage loans	$210,185	$217,158

The following table shows the maturity of our non-covered multifamily mortgage loans by origination year.

Non-covered multifamily mortgage loans by origination year/maturity year (in thousands)
	Year of maturity
Origination Year	2013	2014	2015	2016	2017 and Thereafter	Total

2009 and earlier	$1,078	$1,090	$—	$—	$70,501	$72,669
2010	—	—	—	—	8,246	8,246
2011	—	—	—	—	63,462	63,462
2012	763	—	—	—	63,413	64,176
2013	—	—	—	—	1,632	1,632
Total	$1,841	$1,090	$—	$—	$207,254	$210,185

Commercial loans represent the next largest category of loans and were 15 percent of total non-covered loans at March 31, 2013, down from 16 percent at December 31, 2012. Our commercial loan portfolio consisted of 682 loans with an average balance of $223,000 at March 31, 2013. Unused commitments on commercial loans were $131.9 million at March 31, 2013 compared with $127.6 million at December 31, 2012. Working capital, equipment purchases or business expansion are the typical purposes for commercial loans. Commercial loans may be unsecured or secured by assets such as equipment, inventory, accounts receivables, and real property. Personal guarantees of the business owner may also be present. These loans may also have partial guarantees from the SBA or other federal or state agencies. Broadly diversified business sectors with the largest sectors in real estate/construction, finance and insurance, healthcare, manufacturing and professional services comprise the commercial loan portfolio. We also participate in larger credit facilities known as shared national credits. At March 31, 2013, five loans under these facilities had outstanding balances of $12.7 million. These loans consist of motion picture and video production loan participations. Below is a table of our non-covered commercial loans by business sector.

Non-covered commercial loans by industry/sector (in thousands)	At March 31, 2013	At December 31, 2012

Real estate	$50,545	$54,164
Services	39,304	40,428
Information	21,434	27,509
Manufacturing	17,705	15,365
Trade	12,895	17,641
Healthcare	8,973	11,066
Transportation and warehouse	1,852	2,152
Other	104	—
Total non-covered commercial loans	$152,812	$168,325

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

Construction and land loans represent 4 percent of total non-covered loans at March 31, 2013, up from 3 percent at December 31, 2012. Our construction and land portfolio consisted of 29 loans with an average commitment of $1,788,000 at March 31, 2013. Construction loans represent single-family, multifamily and commercial building projects as well as land development loans. Construction loans are typically short term, with maturities ranging from 12 to 18 months. The maximum loan-to-value is 70 percent for both commercial and residential projects. The weighted average loan-to-value ratio for our construction and land portfolio was 70.3 percent at March 31, 2013. At the borrower’s expense, we use a third party vendor for funds control, lien releases and inspections. In addition, we regularly monitor the marketplace and the economy for evidence of deterioration in real estate values.

Below is a table of our non-covered construction and land loans by county.

	At March 31, 2013		At December 31, 2012
Non-covered construction/land loans by county (in thousands)	Commitment	Outstanding	Commitment	Outstanding

Los Angeles	$25,138	$16,941	$25,363	$14,692
Orange	4,064	1,164	1,215	1,068
Ventura	17,979	17,046	22,407	17,888
Riverside	3,297	2,583	2,545	1,732
San Luis Obispo	150	145	22,184	149
Santa Barbara	1,238	1,240	1,872	1,243
Total non-covered construction and land loans	$51,866	$39,119	$75,586	$36,772

The table below illustrates the weighted average distribution of our non-covered loan portfolio by loan size at March 31, 2013. We distributed all loans by loan balance outstanding except for construction loans, which we distributed by loan commitment. At March 31, 2013, 37 percent of our loans were less than $1 million and 82 percent of our loans were less than $5 million. We believe the high number of smaller-balance loans aids in the mitigation of credit risk; however, a prolonged and deep recession can affect a greater number of borrowers.

	At March 31, 2013
	Less than $ 500,000	$ 500,000 to $ 999,999	$ 1,000,000 to $ 2,999,999	$ 3,000,000 to $ 4,999,999	$ 5,000,000 to $ 9,999,999	$ 10,000,000 to $ 12,500,000
Commercial mortgage	10%	16%	37%	16%	16%	5%
Commercial loans and lines of credit	30%	17%	30%	14%	9%	−	%
Construction and land development	4%	10%	20%	13%	53%	−	%
Multifamily mortgage	8%	23%	44%	5%	14%	6%
Home mortgage	41%	32%	19%	− %	8%	−	%
Home equity loans and lines of credit	33%	12%	17%	8%	− %	30%
Installment and credit card	85%	15%	− %	− %	− %	−	%
Weighted average totals	18%	19%	34%	11%	14%	4%
Number	1,864	277	213	32	22	4

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

Our 2013 first quarter evaluation of the adequacy of the allowance for non-covered loan losses considered, among other things, estimated loss factors assigned to specific types of loans, changes and trends in the level of delinquencies, non-covered loans classified as substandard, doubtful and loss, non-covered nonaccrual loans and non-covered loan charge-offs, changes in the value of collateral, changes in the local and regional economic and business conditions, and the judgment of the bank regulatory agencies at the conclusion of their examination process with respect to information available to them during such examination process. Finally, we considered the weakness of the economic recovery and the impact it might have on our borrowers, especially our small business borrowers. More specifically, we did not change our estimated loss factors in our qualitative considerations and revised downward our estimated loss factors in our quantitative considerations.

The allowance for non-covered loan losses increased to $18.3 million at March 31, 2013 from $18.2 million at December 31, 2012. There was no provision to increase the allowance for non-covered loan losses for the three months ended March 31, 2013 and $0.5 million for the three months ended March 31, 2012. The ratio of the allowance for non-covered loan losses to non-covered loans was 1.77 percent at March 31, 2013 compared with 1.71 percent at December 31, 2012.

We believe that our allowance for non-covered loan losses was adequate at March 31, 2013; however, the determination of the allowance for non-covered loan losses is a highly judgmental process and we cannot assure you that we will not further increase or decrease the allowance or that bank regulators will not require us to increase or decrease the allowance in future periods.

The following table presents activity in the allowance for non-covered loan losses:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Beginning balance	$18,172	$17,747
Provision for non-covered loan losses	—	500
Loans charged-off	(39)	(218)
Recoveries on loans charged-off	138	125
Ending balance	$18,271	$18,154

Allowance to non-covered loans	1.77%	1.80%
Net non-covered loans charged-off to average non-covered loans (annualized)	-0.04%	0.04%

The following table presents the net non-covered loan charge-offs (recoveries) by loan type for the periods indicated.

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Home mortgage	$(18)	$98
Commercial loans & lines	15	(41)
Commercial mortgage	(101)	9
Installment	5	27
Total	$(99)	$93

Net non-covered loan recoveries for the three months ended March 31, 2013 were $0.1 million compared with net charge-offs of $0.1 million for the same period last year.  Net non-covered loan charge-offs to average non-covered loans for the 2013 first quarter were -0.04 percent compared with 0.04 percent for the 2012 first quarter.

The following table presents the allocation of the allowance for non-covered loan losses to each loan category and the percentage relationship of non-covered loans in each category to total non-covered loans:

	March 31, 2013		December 31, 2012
(in thousands)	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans	Allocation of the allowance by loan category	Percent of Loans in Category to Total loans

Commercial mortgage	$7,261	44%	$5,749	42%
Multifamily mortgage	3,263	20%	2,851	21%
Commercial loans	4,678	15%	6,388	16%
Construction loans	546	4%	498	3%
Home equity loans and lines	538	4%	412	3%
Home mortgage	1,927	13%	2,223	14%
Installment and credit card	58	—	51	1%
Total	$18,271	100%	$18,172	100%

The amounts or proportions displayed above do not imply that charges to the allowance will occur in those amounts or proportions.

The allowance for losses on undisbursed commitments was $86,000 at March 31, 2013, and at December 31, 2012. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

We had thirty-six non-covered restructured loans for $13.6 million at March 31, 2013; of these, nineteen restructured loans for $7.7 million were current at March 31, 2013, one restructured loan for $0.6 million was included in the accruing loans past due 30 – 89 days category and sixteen restructured loans for $5.3 million were included in the nonaccrual loan category shown below. We had forty-one non-covered restructured loans for $14.0 million at December 31, 2012; of these, twenty-two restructured loans for $7.8 million were current at December 31, 2012, two restructured loans for $0.9 million were included in the accruing loans past due 30 to 89 days category shown below and seventeen restructured loans for $5.3 million were included in the nonaccrual loan category shown below.

The following table presents non-covered past due and nonaccrual loans at the dates indicated.

(dollars in thousands)	March 31, 2013	December 31, 2012

Accruing non-covered loans past due 30 - 89 days	$7,093	$11,062
Accruing non-covered loans past due 90 days or more	$128	$—
Nonaccrual non-covered loans	$21,124	$14,610
Ratios:
Accruing loans past due 90 days or more to non-covered loans	0.01%	—
Non-covered nonaccrual loans to non-covered loans	2.05%	1.38%

Non-covered accruing loans past due 30 to 89 days decreased to $7.1 million at March 31, 2013 from $11.1 million at December 31, 2012. This category of loans historically has had the most fluctuation from period to period.

Non-covered nonaccrual loans and loans past due 90 days or more and accruing increased to $21.3 million at March 31, 2013 from $14.6 million at December 31, 2012.

Our largest non-covered nonaccrual loan was a $6.3 million single-family mortgage loan on a custom residence in Beverly Hills, California, which was greater than 90 days delinquent at March 31, 2013. We estimated a specific loss allowance of $0.2 million for this loan at March 31, 2013.

Our next largest non-covered nonaccrual facility was a revolving credit facility to purchase and develop a film library with a balance of $4.8 million at March 31, 2013. This balance is after charge-offs of $3.4 million. The charge-off represented the excess of the loan advances over the value of the film library. This loan is a participation in a credit facility also known as a shared national credit. We estimated at March 31, 2013, a specific loss allowance of $0.4 million for this loan.

Our next largest non-covered nonaccrual loan was a $1.0 million commercial business loan to a commercial contractor. The borrower filed for Chapter 11 bankruptcy; however, this loan was performing in accordance with modified loan terms at March 31, 2013. We estimated a specific loss allowance of $0.5 million for this loan at March 31, 2013.

All other non-covered nonaccrual loans were individually under $1 million at March 31, 2013.

The following table presents the activity in our non-covered nonaccrual loan category for the periods indicated.

	Three months ended March 31,
	2013		2012
(dollars in thousands)	# of Loans	$ Amount	# of Loans	$ Amount

Beginning balance	33	$14,610	29	$13,860
New loans added	6	8,723	5	1,143
Advances on existing loans	—	179	—	—
Loans returned to accrual status	(2)	(27)	(1)	(37)
Payoffs on existing loans	(3)	(1,108)	(2)	(305)
Payments on existing loans	—	(1,247)	—	(30)
Charge offs on existing loans	—	—	(1)	(64)
Partial charge-offs on existing loans	—	(6)	—	(14)
Ending balance	34	$21,124	30	$14,553

We consider a loan impaired when, based on current information and events, we do not expect to be able to collect all amounts due according to the loan contract, including scheduled interest payments. Due to the size and nature of the loan portfolio, we determine impaired loans by periodic evaluation on an individual loan basis. The average investment in non-covered impaired loans was $23.9 million and $14.8 million for the three months ended March 31, 2013 and 2012, respectively. Non-covered impaired loans were $29.7 million and $23.0 million at March 31, 2013 and December 31, 2012, respectively. Of the $29.7 million of non-covered impaired loans at March 31, 2013, $26.7 million had specific reserves of $2.9 million. Of the $23.0 million of non-covered impaired loans at December 31, 2012, $18.5 million had specific reserves of $5.0 million.

Non-covered foreclosed property

Non-covered foreclosed property at March 31, 2013 consists of a $10.4 million completed office complex project consisting of 12 buildings ($11.1 million and 13 buildings at December 31, 2012) in Ventura County and $2.8 million of unimproved property comprised of 161 acres located in an unincorporated section of western Los Angeles County known as Liberty Canyon. The remainder represents one multifamily property and one single-family residence individually less than $1 million.

The following table presents the activity of our non-covered foreclosed property for the periods indicated.
	Three months ended March 31,
	2013		2012
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)

Beginning balance	4	$14,895	7	$20,349
New properties added	—	—	—	—
Valuation allowances	—	—	—	—
Partial sale proceeds received	—	(730)	—	—
Sales of properties	—	—	(2)	(1,640)
Ending balance	4	$14,165	5	$18,709

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

The covered loan portfolio decreased to $97.7 million at March 31, 2013 from $102.4 million at December 31, 2012. The following table sets forth the composition of the covered loan portfolio by type.

Covered loans by property type (in thousands)	At March 31, 2013	At December 31, 2012

Home mortgage	$29,577	$29,896
Commercial mortgage	27,868	28,079
Construction and land loans	17,177	19,699
Multifamily	8,842	9,699
Commercial loans and lines of credit	7,282	8,167
Home equity loans and lines of credit	6,937	6,891
Total covered loans	$97,683	$102,431

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

The FDIC shared-loss asset represents the present value of the amounts we expect to receive from the FDIC under the shared-loss agreements as well as expenses incurred in the collection and resolution of the covered assets reimbursable to us from the FDIC. The FDIC shared-loss asset was $40.9 million at March 31, 2013 and $45.3 million at December 31, 2012. The decrease in the FDIC shared-loss asset was due primarily to cash received from the FDIC under the shared-loss agreements.

We recorded at fair value the FDIC shared-loss asset, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC shared-loss asset for the three months ended March 31, 2013.

	Three months ended March 31, 2013
(in thousands)	WCB	SLTB	Total

Balance, beginning of period	$5,466	$39,879	$45,345
FDIC share of additional losses	14	61	75
Cash payments to(from) FDIC	47	(2,857)	(2,810)
Net amortization	(222)	(1,485)	(1,707)
Balance, end of period	$5,305	$35,598	$40,903

Forty-five days following the tenth anniversary of the WCB and SLTB acquisition dates, we will be required to perform a calculation and determine if a payment to the FDIC is necessary. The payment amount will be 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate minus (ii) the sum of (a) 20 percent of the net loss amount, plus (b) 25 percent of the asset discount bid, plus (c) 3.5 percent of total loss share assets at acquisition. Our estimate for the present value of this liability was $4.0 million at March 31, 2013 and $3.9 million at December 31, 2012.

Covered foreclosed property

Covered foreclosed property at March 31, 2013 was $2.9 million and $3.9 million at December 31, 2012. These are foreclosed properties from the Western Commercial Bank and San Luis Trust Bank covered loan portfolios.

The following table presents the activity of our covered foreclosed property for the periods indicated.

	Three months ended March 31,
	2013		2012
	# of Properties	$ Amount	# of Properties	$ Amount
	(dollars in thousands)
Beginning balance	11	$3,900	49	$14,616
New properties added	2	341	5	3,907
Sales of properties	(3)	(1,322)	(20)	(5,655)
Ending balance	10	$2,919	34	$12,868

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

We enjoy a large base of core deposits (representing checking, savings and small balance retail certificates of deposit). At March 31, 2013, core deposits were $1.0 billion, down 15 percent from $1.2 billion at December 31, 2012. The decrease reflects the decrease in deposits from our EPS division due to the ongoing wind down of this division’s operations.  EPS deposits were $202.9 million at March 31, 2013, down from $289.7 million at December 31, 2012.  Core deposits represent a significant low-cost source of funds that support our lending activities and represent a key part of our funding strategy. We seek and stress the importance of both loan and deposit relationships with customers in our business plans.

Alternative funding sources include large balance certificates of deposits, brokered deposits, prepaid debit cards, federal funds purchased from other institutions, securities sold under agreements to repurchase and borrowings. Total alternative funds used at March 31, 2013 increased to $441.9 million from $406.1 million at December 31, 2012. The increase in alternative funds was mainly due to the increase in prepaid debit cards during the period.

In addition, we have lines of credit with other financial institutions providing for federal funds facilities up to a maximum of $30.0 million. The lines of credit support short-term liquidity needs and we cannot use them for more than 30 consecutive days. These lines are unsecured, have no formal maturity date and can be revoked at any time by the granting institutions. There were no borrowings under these lines of credit at March 31, 2013 or December 31, 2012. We also have a $14.4 million secured borrowing facility with the Federal Reserve Bank of San Francisco, or the Reserve Bank, which had no balance outstanding at March 31, 2013 or December 31, 2012. In addition, we had approximately $394.6 million of available borrowing capacity on the Bank’s secured FHLB borrowing facility at March 31, 2013.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and, historically, our ability to issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for its cash requirements, including payments on the junior subordinated debentures underlying our outstanding trust preferred securities and the dividend on our series C preferred stock, is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations, which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. The California Department of Financial Institutions, or DFI, under its general supervisory authority as it relates to a bank’s capital requirements regulates dividends paid by state banks, such as the Bank. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. At March 31, 2013, there were $42.9 million of dividends available for payment under the method described. For the first three months of 2013, we received a $1 million dividend from the Bank. The Company had $1.0 million in cash on deposit with the Bank at March 31, 2013.

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

At March 31, 2013, we had cash balances at the Reserve Bank of $43.2 million compared with $39.3 million at December 31, 2012. Interest bearing deposits with the Reserve Bank and other financial institutions decreased to $68.0 million at March 31, 2013 from $120.9 million at December 31, 2012. The $52.9 million decrease reflects the decrease in deposits. We believe that these sources of liquidity will be sufficient for the Company to meet its liquidity needs over the next twelve months.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used by operating activities was $1.4 million during the three months ended March 31, 2013. The difference between cash used by operating activities and net income largely consisted of non-cash items including the change in the FDIC shared-loss asset, amortization of net premiums on securities and stock-based compensation expense.

Net cash of $155.6 million provided by investing activities consisted principally of $36.7 million of net cash collections of loans, $86.7 million of proceeds from sales, repayments and maturities of securities available-for-sale and a $52.8 million decrease in federal funds sold and interest bearing deposits, partially offset by $25.8 million of purchases of securities available-for-sale.

Net cash of $150.4 million used by financing activities primarily consisted of a $149.3 million decrease in net deposits.

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

Securities, at amortized cost, decreased by $62.4 million, or 16 percent, from $381.6 million at December 31, 2012 to $319.2 million at March 31, 2013.

Net unrealized holding losses were $1.0 million at March 31, 2013 and net unrealized holding losses were $0.6 million at December 31, 2012. As a percentage of securities, at amortized cost, unrealized holding gains were 0.30 percent and net unrealized holding losses were 0.15 percent at the end of each respective period. Securities are comprised largely of U.S. government agency notes, mortgage-backed securities and collateralized mortgage obligations, or CMOs. On a quarterly basis, we evaluate our individual available-for-sale securities in an unrealized loss position for other-than-temporary impairment. As part of this evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. Should a security meet either of these conditions, we recognize an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in an unrealized loss position that meet neither of these conditions, we consider whether we expect to recover the entire amortized cost basis of the security by comparing our best estimate, on a present value basis, of the expected future cash flows from the security with the amortized cost basis of the security. If our best estimate of expected future cash flows is less than the amortized cost basis of the security, we recognize an impairment charge to earnings for this estimated credit loss.

The following table presents the gross unrealized losses and amortized cost of securities and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Less Than 12 Months		At March 31, 2013 Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)

U.S. government agency notes	$14,013	$(15)	$—	$—	$14,013	$(15)
U.S. government agency mortgage-backed securities	84,163	(447)	—	—	84,163	(447)
U.S. government agency collateralized mortgage obligations	34,968	(205)	—	—	34,968	(205)
Municipal securities	4,935	(144)	—	—	4,935	(144)
Other domestic debt securities	—	—	4,121	(1,401)	4,121	(1,401)
	$138,079	$(811)	$4,121	$(1,401)	$142,200	$(2,212)

	At December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
	(in thousands)

U.S. government agency notes	$7,572	$(24)	$—	$—	$7,572	$(24)
U.S. government agency mortgage-backed securities	25,756	(124)	—	—	25,756	(124)
U.S. government agency collateralized mortgage obligations	67,055	(336)	5,820	(10)	72,875	(346)
Municipal securities	4,953	(81)	—	—	4,953	(81)
Other domestic debt securities	—	—	4,367	(1,640)	4,367	(1,640)
	$105,336	$(565)	$10,187	$(1,650)	$115,523	$(2,215)

We determined that, as of March 31, 2013, our U.S. government agency notes, mortgage-backed securities and CMOs were temporarily impaired because these securities were in a continuous loss position for less than 12 months. We believe the cause of the gross unrealized losses was movements in interest rates and not by the deterioration of the issuers’ creditworthiness.

We own one pooled trust preferred security, rated triple-A at purchase, with an amortized cost basis of $4.1 million and an unrealized loss of $1.4 million at March 31, 2013. At December 31, 2012, the unrealized loss was $1.6 million. The gross unrealized loss is mainly due to extraordinarily high investor yield requirements resulting from an illiquid market, causing this security to be valued at a discount to its acquisition cost. Since 2009, this security had credit agency ratings of less than investment grade; however, in the 2012 third quarter, the security’s rating increased to investment grade. The senior tranche owned by us has a collateral balance well in excess of the amortized cost basis of the tranche at March 31, 2013. Seventeen of the fifty-six issuers in the security have deferred or defaulted on their interest payments as of March 31, 2013. Our analysis determined that approximately half of the issuers would need to default on their interest payments before the senior tranche owned by us would be at risk of loss. As our estimated present value of expected cash flows to be collected was in excess of our amortized cost basis and we have the intent and ability to hold this security until the anticipated recovery of the remaining amortized cost basis, we concluded that the gross unrealized loss on this security was temporary.

Deposits

Deposits represent our primary source of funds for our lending activities. The following table presents the balance of each deposit category for the periods indicated:

(in thousands)	March 31, 2013	December 31, 2012
Core deposits:
Non-interest bearing checking	$405,886	$546,638
Interest checking	113,970	124,765
Savings and money market accounts	448,652	478,052
Retail time deposits less than $100,000	55,223	59,311
Total core deposits	1,023,731	1,208,766

Noncore deposits:
Prepaid debit cards	134,223	89,817
Retail time deposits $100,000 or more	149,246	157,767
Wholesale time deposits	1,368	1,482
State of California time deposits	50,000	50,000
Total noncore deposits	334,837	299,066
Total core and noncore deposits	$1,358,568	$1,507,832

The 26 percent decline in non-interest checking deposits reflects principally the $131.1 million decline in EPS division deposits in this category.

Large balance certificates of deposit (that is, balances of $100,000 or more) were $200.6 million at March 31, 2013. Large balance certificates of deposit were $209.2 million at December 31, 2012. A portion of these large balance time deposits represent time deposits placed by the State Treasurer of California with the Bank. The time deposit program is one element of a pooled investment account managed by the State Treasurer for the benefit of the State of California and all participating local agencies. The pooled investment account has approximately $59 billion of investments, of which approximately $4.3 billion represent time deposits placed at various financial institutions. At March 31, 2013, and December 31, 2012, State of California time deposits placed with us, with original maturities of three months, were $50.0 million at each date. We believe that the State Treasurer will continue this program; we also believe that we have the ability to establish large balance certificates of deposit rates that will enable us to attract, replace, or retain those deposits accepted in our local market area if it becomes necessary under a modified funding strategy.

From time to time we use brokered time deposits, categorized as wholesale time deposits in the table above, to supplement our liquidity and achieve other asset-liability management objectives.  Brokered time deposits are wholesale certificates of deposit accepted by us from brokers whose customers do not have any other significant relationship with us. As a result, we believe these funds are very sensitive to credit risk and interest rates, and pose greater liquidity risk to us. These customers may refuse to renew the certificates of deposits at maturity if higher rates are available elsewhere or if they perceive that our creditworthiness is deteriorating. At March 31, 2013 and December 31, 2012, we had no brokered time deposits.

We also use the Certificate of Deposit Account Registry System, or CDARS, for our deposit customers who wish to obtain FDIC insurance on their deposits beyond that available from a single institution. We place these deposits into the CDARS network and accept in return other customers’ certificates of deposits in the same amount and at the same interest rate. We had $1.4 million of these reciprocal deposits, categorized as wholesale time deposits in the table above, at March 31, 2013 and $1.5 million at December 31, 2012.

Effective December 31, 2012, we reclassified our noninterest bearing checking deposits representing prepaid debit cardholder deposit balances as brokered or noncore deposits. At March 31, 2013, prepaid debit card deposits were $134.2 million, up from $89.8 million for the 2012 year-end due to seasonal fluctuation in these balances.

At March 31, 2013, the scheduled maturities of time certificates of deposit in denominations of $100,000 or more were as follows:

(Dollars in thousands)
Three months or less	$73,073
Over three months to twelve months	46,634
Over twelve months	80,907
$200,614

Borrowings

Borrowings are comprised of federal funds purchased from other financial institutions, FHLB advances and securities sold under agreements to repurchase. At March 31, 2013, we had $107.0 million of borrowings outstanding, of which $10.0 million was comprised of securities sold under agreements to repurchase and $97.0 million of FHLB advances. For our FHLB advances, the following table presents the amounts and weighted average interest rates outstanding.

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
(in thousands)	Federal Home Loan Bank Advances	Weighted average interest rate	Federal Home Loan Bank Advances	Weighted average Interest rate
Amount outstanding at end of period	$97,026	1.99%	$77,054	2.49%
Maximum amount outstanding at any month-end during the period	$97,035	1.99%	$102,700	2.76%
Average amount outstanding during the period	$90,200	2.06%	$93,082	2.60%

The following table presents the maturities of FHLB term advances:

	At March 31, 2013			At December 31, 2012
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate

	$27,026	2013	0.80%	$7,054	2013	2.93%
	32,500	2014	2.95%	32,500	2014	2.95%
	15,000	2015	1.76%	15,000	2015	1.76%
	22,500	2017	2.20%	22,500	2017	2.20%
	$97,026			$77,054

The following table presents maturities of securities sold under agreements to repurchase:

	At March 31, 2013			At December 31, 2012
(dollars in thousands)	Amount	Maturity Year	Weighted Average Interest Rate	Amount	Maturity Year	Weighted Average Interest Rate

	$—			$20,000	2013	3.60%
	10,000	2014	3.72%	10,000	2014	3.72%
	$10,000			$30,000

Junior Subordinated Debentures

As of March 31, 2013 and December 31, 2012, we had $26.8 million of junior subordinated debentures outstanding from two issuances of trust preferred securities. First California Capital Trust I’s capital securities have an outstanding balance of $16.5 million, mature on March 15, 2037, and are redeemable, at par, at the Company’s option at any time on or after March 15, 2012. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.60% per annum. At March 31, 2013, the rate was 1.88%. FCB Statutory Trust I’s capital securities have an outstanding balance of $10.3 million, mature on December 15, 2035, and are redeemable, at par, at the Company’s option at any time on or after December 15, 2010. The securities have a variable annual rate, which resets quarterly, equal to the 3-month LIBOR rate plus 1.55% per annum. At March 31, 2013, the rate was 1.83%.

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

Capital resources

We have 1,000 issued shares of preferred stock series A, $0.01 par value, with a liquidation preference of $1,000 per share. Redemption of the preferred stock series A is at our option subject to certain restrictions imposed by our preferred stock series C. The redemption amount is computed at the per-share liquidation preference plus unpaid dividends at a rate of 8.5%. Each holder of preferred stock series A has the right, exercisable at the option of the holder, to convert all or some of such holder’s series A shares into common stock, which such holders have agreed to do prior to the consummation of the PacWest Merger. The sum of each share’s liquidation preference plus unpaid dividends divided by the conversion factor of $5.63 per share represents the number of common shares issuable upon the conversion of each share of preferred stock series A. As of March 31, 2013, we reserved 348,286 of common shares for the conversion of the preferred stock series A.

In July 2011, we participated in the U.S. Treasury Small Business Lending Fund, or the SBLF program, under which we received $25 million in exchange for issuing 25,000 preferred stock series C shares. The preferred stock series C shares are entitled to receive non-cumulative quarterly dividends and the initial dividend rate was 5 percent. The dividend rate can fluctuate between 1 and 5 percent during the next six quarters and is a function of the growth in qualified small business loans each quarter. On February 27, 2013, First California notified the Treasury that, subject to receipt of requisite regulatory approvals, First California intends to redeem all of its outstanding shares of Series C preferred stock simultaneously with the consummation of First California’s pending merger with PacWest.

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

The following tables present the capital amounts and ratios of the Company with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)

March 31, 2013
Total capital (to risk weighted assets)	$208,437	18.95%	$88,006	8.00%
Tier I capital (to risk weighted assets)	$194,625	17.69%	$44,003	4.00%
Tier I capital (to average assets)	$194,625	11.08%	$70,239	4.00%

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(in thousands)

December 31, 2012
Total capital (to risk weighted assets)	$209,164	18.19%	$91,971	8.00%
Tier I capital (to risk weighted assets)	$194,746	16.94%	$45,986	4.00%
Tier I capital (to average assets)	$194,746	10.20%	$76,396	4.00%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2013, the Bank exceeded the minimum ratios to be well-capitalized under the prompt corrective action provisions. There are no conditions or events since March 31, 2013 that we believe would change the Bank’s category.

The following tables present the capital amounts and ratios of the Bank with a comparison to the minimum ratios for the periods indicated:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)

March 31, 2013
Total capital
(to risk weighted assets)	$208,589	18.96%	$88,034	8.00%	$110,042	10.00%
Tier I capital
(to risk weighted assets)	$194,777	17.70%	$44,017	4.00%	$66,025	6.00%
Tier I capital
(to average assets)	$194,777	11.08%	$70,288	4.00%	$87,860	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)

December 31, 2012
Total capital
(to risk weighted assets)	$208,901	18.16%	$92,025	8.00%	$115,031	10.00%
Tier I capital
(to risk weighted assets)	$194,474	16.91%	$46,013	4.00%	$68,019	6.00%
Tier I capital
(to average assets)	$194,474	10.18%	$76,409	4.00%	$95,512	5.00%

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

The following summarizes our outstanding commitments at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,591	$161,395
Commercial and standby letters of credit	5,472	1,651
	$168,063	$163,046

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

The allowance for losses on undisbursed commitments was $86,000 at March 31, 2013, and December 31, 2012. The allowance for losses on undisbursed commitments is included in “accrued interest payable and other liabilities” on the consolidated balance sheets.

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

We use simulation-modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and assess the potential changes to net interest income. Our base scenario examines our balance sheet where we assume rate changes occur ratably over an initial 12-month horizon based upon a parallel shift in the yield curve and then is maintained at that level over the remainder of the simulation horizon. We also create alternative scenarios where we assume different types of yield curve movements. In our most recent base simulation, we estimated that net interest income would decrease approximately 0.48% within a 12-month time horizon for an assumed 100 basis point decrease in prevailing interest rates or increase approximately 1.19% for an assumed 100 basis point increase in prevailing interest rates. In addition, we estimated that net interest income would increase approximately 2.46% within a 12-month time horizon for an assumed 200 basis point increase in prevailing rates. These estimated changes were within the policy limits established by the Board. The table below illustrates the estimated percentage change in our net interest income in our base scenario over hypothetical 1, 3 and 5 year horizons.

	Time Horizon
Percentage Change	1 Year	3 Years	5 Years

-100 bps	-0.48%	-1.82%	-3.61%
+100 bps	1.19%	1.77%	3.74%
+200 bps	2.46%	3.73%	10.73%
+400 bps	2.57%	11.77%	28.73%

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2013. At March 31, 2013, approximately 41 percent of our loans had a fixed rate of interest and approximately 59 percent had a variable interest rate. Of loans with a variable rate of interest, approximately 25 percent use an interest rate that floats with a specified interest rate such as the Wall Street Journal Prime Rate or 3-month LIBOR rate. Approximately 14 percent of our variable rate loans use an interest rate that adjusts periodically, such as monthly, quarterly or annually, with a specified index rate. Finally, approximately 61 percent of our variable interest rate loans have an interest rate that remains fixed for a period of time, such as 1, 2, 3 or 5 years, then adjusts periodically with a specified index rate.

In addition, approximately 87 percent of our variable interest rate loans have a minimum, or floor, rate of interest. Of these, 23 percent were at their minimum, or floor rate of interest. In a declining rate environment, the interest rate floors contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors serve to lessen the full benefit of higher interest rates. In our most recent base simulation, an assumed 200 basis point increase in prevailing interest rates would cause 76 percent of loans at their minimum rate of interest not to be at their floor rate of interest.

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

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in “Note 11 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

The nature of our business causes us to be involved in routine legal proceedings from time to time. Except as disclosed in “Note 11 – Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are not aware of any pending or threatened legal proceedings expected to have a material adverse effect on our business, financial condition, results of operations or cash flow that arose during the fiscal quarter ended March 31, 2013 or any material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 18, 2013.

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

First California Financial Group, Inc.

Date: May 10, 2013	By:	/s/Romolo Santarosa
Romolo Santarosa
(Principal Financial Officer and Duly
Authorized Officer)